Form 10-Q
period 2020-09-30
Western New England Bancorp, Inc.
filed 2020-11-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

141 Elm Street , Westfield, Massachusetts	01086
(Address of principal executive offices)	(Zip Code)

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

At November 3, 2020 the registrant had 25,527,199 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19") pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$16,463	$16,640
Federal funds sold	3,278	1,635
Interest-bearing deposits and other short-term investments	152,371	6,466
Cash and cash equivalents	172,112	24,741

Securities available-for-sale, at fair value	191,569	227,708
Marketable equity securities, at fair value	6,965	6,737
Federal Home Loan Bank stock and other restricted stock, at cost	9,252	14,477
Loans, net of allowance for loan losses of $20,692 and $14,102 at September 30, 2020 and December 31, 2019, respectively	1,953,695	1,761,932
Premises and equipment, net	25,118	23,763
Accrued interest receivable	7,737	5,313
Bank-owned life insurance	72,416	71,051
Deferred tax asset, net	8,022	9,161
Goodwill	12,487	12,487
Core deposit intangible	3,031	3,312
Other assets	24,384	20,794
Total Assets	$2,486,788	$2,181,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$535,176	$393,303
Interest-bearing	1,476,115	1,284,561
Total deposits	2,011,291	1,677,864

Short-term borrowings	—	35,000
Long-term debt	151,258	205,515
Securities pending settlement	57,226	—
Other liabilities	36,792	31,073
Total liabilities	2,256,567	1,949,452

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 25,595,557 shares issued and outstanding at September 30, 2020; 26,557,981 shares issued and outstanding at December 31, 2019	256	266
Additional paid-in capital	156,815	164,248
Unearned compensation - ESOP	(4,141)	(4,574)
Unearned compensation - Equity Incentive Plan	(1,460)	(1,124)
Retained earnings	84,587	82,176
Accumulated other comprehensive loss	(5,836)	(8,968)
TOTAL SHAREHOLDERS’ EQUITY	230,221	232,024
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,486,788	$2,181,476

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2020	2019	2020	2019
Interest and dividend income:
Residential and commercial real estate loans	$15,503	$15,831	$46,290	$45,948
Commercial and industrial loans	3,786	3,195	10,582	9,269
Consumer loans	75	85	238	254
Debt securities, taxable	909	1,406	3,371	4,606
Debt securities, tax-exempt	16	17	51	55
Marketable equity securities	28	42	95	124
Other investments	118	192	457	638
Short-term investments	12	36	83	185
Total interest and dividend income	20,447	20,804	61,167	61,079

Interest expense:
Deposits	3,190	4,454	11,243	12,790
Long-term debt	789	1,102	2,677	3,292
Short-term borrowings	478	720	1,612	1,942
Total interest expense	4,457	6,276	15,532	18,024
Net interest and dividend income	15,990	14,528	45,635	43,055

Provision for loan losses	2,725	1,275	7,275	1,675
Net interest and dividend income after provision for loan losses	13,265	13,253	38,360	41,380

Non-interest income:
Service charges and fees	1,764	2,018	5,097	5,501
Income from bank-owned life insurance	444	444	1,365	1,347
Gain (loss) on available-for-sale securities, net	1,929	49	1,965	(12)
Unrealized (loss) gain on marketable equity securities, net	(4)	45	133	194
Loss on interest rate swap termination	(2,353)	—	(2,353)	—
Other income	397	55	582	270
Total non-interest income	2,177	2,611	6,789	7,300

Non-interest expense:
Salaries and employees benefits	7,204	6,893	21,543	20,549
Occupancy	1,120	975	3,359	3,144
Furniture and equipment	421	424	1,175	1,256
Data processing	768	710	2,190	2,077
Professional fees	615	546	1,851	1,858
FDIC insurance assessment	293	5	732	417
Advertising	326	364	797	1,098
Other expenses	2,106	1,823	5,765	5,504
Total non-interest expense	12,853	11,740	37,412	35,903
Income before income taxes	2,589	4,124	7,737	12,777
Income tax provision	488	899	1,535	2,864
Net income	$2,101	$3,225	$6,202	$9,913

Earnings per common share:
Basic earnings per share	$0.08	$0.12	$0.25	$0.38
Weighted average shares outstanding	24,945,670	25,854,040	25,145,411	26,308,580
Diluted earnings per share	$0.08	$0.12	$0.25	$0.38
Weighted average diluted shares outstanding	24,945,670	25,969,365	25,163,005	26,423,229

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Net income	$2,101	$3,225	$6,202	$9,913

Other comprehensive income (loss):
Unrealized (loss) gains on available-for-sale securities:
Unrealized holding (loss) gains	(1,059)	1,439	3,490	9,133
Reclassification adjustment for net (gains) losses realized in income (1)	(1,929)	(49)	(1,965)	12
Unrealized losses	(2,988)	1,390	1,525	9,145
Tax effect	746	(350)	(367)	(2,330)
Net-of-tax amount	(2,242)	1,040	1,158	6,815

Cash flow hedges:

Change in fair value of derivatives used for cash flow hedges	(14)	(142)	(1,254)	(1,053)
Reclassification adjustment for loss realized in income for interest rate swap termination	2,353	—	2,353	—
Reclassification adjustment for loss realized in interest expense (2)	257	105	674	257
Reclassification adjustment for termination fee realized in interest expense (3)	186	269	677	799
Unrealized gains on cash flow hedges	2,782	232	2,450	3
Tax effect	(782)	(65)	(689)	(1)
Net-of-tax amount	2,000	167	1,761	2

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss(4)	99	32	296	96
Tax effect	(28)	(10)	(83)	(28)
Net-of-tax amount	71	22	213	68

Other comprehensive income (loss)	(171)	1,229	3,132	6,885

Comprehensive income	$1,930	$4,454	$9,334	$16,798

(1)

Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $494,000 and $14,000 for the three months ended September 30, 2020 and 2019, respectively. The tax effects applicable to net realized gains and losses were $502,000 and $(3,000) for the nine months ended September 30, 2020 and 2019, respectively.

(2)

Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on short-term debt. Income tax effects associated with the reclassification adjustments were $72,000 and $30,000 for the three months ended September 30, 2020 and 2019, respectively. Income tax effects associated with the reclassification adjustments were $189,000 and $72,000 for the nine months ended September 30, 2020 and 2019, respectively.

(3)

Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term borrowings. Income tax effects associated with the reclassification adjustments were $52,000 and $76,000 for the three months ended September 30, 2020 and 2019, respectively. Income tax effects associated with the reclassification adjustments were $190,000 and $225,000 for the nine months ended September 30, 2020 and 2019, respectively.

(4)

Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $28,000 and $10,000 for the three months ended September 30, 2020 and 2019, respectively. Income tax effects associated with the reclassification adjustments were $83,000 and $28,000 for the nine months ended September 30, 2020 and 2019, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income	—	—	—	—	—	2,080	2,700	4,780
Common stock held by ESOP committed to be released (85,101 shares)	—	—	47	144	—	—	—	191
Share-based compensation - equity incentive plan	—	—	—	—	182	—	—	182
Forfeited equity incentive plan shares reissued (18,645 shares)	—	—	(186)	—	186	—	—	—
Common stock repurchased	(1,015,055)	(11)	(8,069)	—	—	—	—	(8,080)
Issuance of common stock in connection with equity incentive plan	101,408	1	1,093	—	(1,094)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,288)	—	(1,288)
BALANCE AT MARCH 31, 2020	25,644,334	$256	$157,133	$(4,430)	$(1,850)	$82,968	$(6,268)	$227,809

BALANCE AT MARCH 31, 2020	25,644,334	$256	$157,133	$(4,430)	$(1,850)	$82,968	$(6,268)	$227,809
Comprehensive income	—	—	—	—	—	2,021	603	2,624
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(1)	144	—	—	—	143
Share-based compensation - equity incentive plan	—	—	—	—	195	—	—	195
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,251)	—	(1,251)
BALANCE AT JUNE 30, 2020	25,644,334	$256	$157,132	$(4,286)	$(1,655)	$83,738	$(5,665)	$229,520

BALANCE AT JUNE 30, 2020	25,644,334	$256	$157,132	$(4,286)	$(1,655)	$83,738	$(5,665)	$229,520
Comprehensive income	—	—	—	—	—	2,101	(171)	1,930
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(34)	145	—	—	—	111
Share-based compensation - equity incentive plan	—	—	—	—	195	—	—	195
Common stock repurchased	(48,777)	—	(283)	—	—	—	—	(283)
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,252)	—	(1,252)
BALANCE AT SEPTEMBER 30, 2020	25,595,557	$256	$156,815	$(4,141)	$(1,460)	$84,587	$(5,836)	$230,221

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES:
Net income	$6,202	$9,913
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,275	1,675
Depreciation and amortization of premises and equipment	1,560	1,579
Accretion of purchase accounting adjustments, net	(16)	(67)
Amortization of core deposit intangible	281	282
Net amortization of premiums and discounts on securities and mortgage loans	1,908	1,563
Share-based compensation expense	572	580
ESOP expense	445	624
Net change in unrealized gains on marketable equity securities	(133)	(194)
Net (gain) loss on available-for-sale securities	(1,965)	12
Income from bank-owned life insurance	(1,365)	(1,347)
Net change in:
Accrued interest receivable	(2,424)	192
Other assets	(239)	(1,825)
Other liabilities	5,114	6,443
Net cash provided by operating activities	17,215	19,430

INVESTING ACTIVITIES:
Securities, available for sale:
Purchases	(70,422)	(54,138)
Proceeds from redemptions and sales	96,320	57,418
Proceeds from calls, maturities, and principal collections	69,060	26,761
Loan originations and principal payments, net	(199,289)	(55,312)
Redemption of Federal Home Loan Bank of Boston stock	5,225	1,631
Purchases of premises and equipment	(3,011)	(1,001)
Proceeds from sale of premises and equipment	66	27
Net cash used in investing activities	(102,051)	(24,614)
FINANCING ACTIVITIES:
Net increase in deposits	333,464	73,585
Net change in short-term borrowings	(35,000)	(24,250)
Repayment of long-term debt	(100,639)	(58,036)
Proceeds from long-term debt	46,417	55,765
Cash dividends paid	(3,791)	(3,985)
Common stock repurchased	(8,244)	(19,349)
Issuance of common stock in connection with stock option exercises	—	64
Net cash provided by financing activities	232,207	23,794

NET CHANGE IN CASH AND CASH EQUIVALENTS:	147,371	18,610
Beginning of period	24,741	26,789
End of period	$172,112	$45,399

Supplemental cash flow information:
Net change in cash due to broker	$57,226	$(221)
Interest paid	15,773	18,047
Taxes paid	6,213	3,017

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2020

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2020, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results of operations for the year ending December 31, 2020. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2019, included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report”).

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

Earnings per common share for the three and nine months ended September 30, 2020 and 2019 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands, except per share data)

Net income applicable to common stock	$2,101	$3,225	$6,202	$9,913

Average number of common shares issued	25,641	26,621	25,859	27,092
Less: Average unallocated ESOP Shares	(569)	(656)	(590)	(678)
Less: Average unvested performance-based equity incentive plan shares	(126)	(111)	(123)	(106)

Average number of common shares outstanding used to calculate basic earnings per common share	24,946	25,854	25,146	26,308

Effect of dilutive performance-based equity incentive plan	—	47	—	42
Effect of dilutive stock options	—	68	18	73

Average number of common shares outstanding used to calculate diluted earnings per common share	24,946	25,969	25,164	26,423

Basic earnings per share	$0.08	$0.12	$0.25	$0.38
Diluted earnings per share	$0.08	$0.12	$0.25	$0.38

Anti-dilutive shares (1)	344	—	344	—

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the periods presented.

3.  COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2020	December 31, 2019
	(In thousands)

Net unrealized gains (losses) on securities available-for-sale	$1,132	$(393)
Tax effect	(296)	71
Net-of-tax amount	836	(322)

Fair value of derivatives used for cash flow hedges	—	(1,773)
Termination fee on cancelled cash flow hedges	(849)	(1,526)
Total derivatives	(849)	(3,299)
Tax effect	239	928
Net-of-tax amount	(610)	(2,371)

Unrecognized actuarial loss on the defined benefit plan	(8,432)	(8,728)
Tax effect	2,370	2,453
Net-of-tax amount	(6,062)	(6,275)

Accumulated other comprehensive loss	$(5,836)	$(8,968)

The following table presents changes in accumulated other comprehensive loss for the periods ended September 30, 2020 and 2019 by component:

	Securities	Derivatives	Defined Benefit Plan	Accumulated Other Comprehensive Loss
	(In thousands)
Balance at December 31, 2018	$(7,400)	$(2,770)	$(3,246)	$(13,416)
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	7	—	—	7
Current-period other comprehensive income	6,815	2	68	6,885
Balance at September 30, 2019	$(578)	$(2,768)	$(3,178)	$(6,524)

Balance at December 31, 2019	$(322)	$(2,371)	$(6,275)	$(8,968)
Current-period other comprehensive income	1,158	1,761	213	3,132
Balance at September 30, 2020	$836	$(610)	$(6,062)	$(5,836)

4.  SECURITIES

Available-for-sale securities are summarized as follows:

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$4,973	$—	$(23)	$4,950
State and municipal bonds	684	3	—	687
Corporate bonds	3,043	—	(73)	2,970
Total debt securities	8,700	3	(96)	8,607

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	159,151	1,640	(201)	160,590
U.S. government guaranteed mortgage-backed securities	22,586	62	(276)	22,372
Total mortgage-backed securities	181,737	1,702	(477)	182,962

Total available-for-sale	$190,437	$1,705	$(573)	$191,569

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(136)	$20,014
State and municipal bonds	2,718	95	—	2,813
Corporate bonds	7,800	88	(22)	7,866
Total debt securities	30,668	183	(158)	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	780	(1,015)	186,001
U.S. government guaranteed mortgage-backed securities	11,197	33	(216)	11,014
Total mortgage-backed securities	197,433	813	(1,231)	197,015

Total available-for-sale	$228,101	$996	$(1,389)	$227,708

At September 30, 2020, mortgage-backed securities with a fair value $71.7 million were pledged to secure public deposits and for other purposes as required or permitted by law.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2020, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	September 30, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$3,727	$3,657
Due after ten years	4,973	4,950
Total debt securities	8,700	8,607
Mortgage-backed securities	181,737	182,962
Total available-for-sale securities	$190,437	$191,569

Gross realized gains and losses on sales of available-for-sale securities for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)

Gross gains realized	$1,944	$49	$2,187	$148
Gross losses realized	(15)	—	(222)	(160)
Net loss realized	$1,929	$49	$1,965	$(12)

Proceeds from the sale and redemption of available-for-sale securities amounted to $96.3 million and $57.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2020
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government sponsored mortgage backed securities	$147	$20,043	$54	$2,164
U.S. government guaranteed mortgage-backed securities	172	16,198	104	2,737
Corporate bonds	73	2,970	—	—
Government-sponsored enterprise obligations	23	4,950	—	—
Total available-for-sale	$415	$44,161	$158	$4,901

	December 31, 2019
	Less Than 12 Months		Over 12 Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	$122	$42,834	$893	$70,581
U.S. government guaranteed mortgage-backed securities	13	2,783	203	4,688
Corporate bonds	16	1,623	6	3,046
Government-sponsored enterprise obligations	126	14,524	10	1,490
Total available-for-sale	$277	$61,764	$1,112	$79,805

During the nine months ended September 30, 2020 and year ended December 31, 2019, the Company did not record any fair value impairment charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At September 30, 2020, management did not consider any debt securities to have other-than-temporary impairment (“OTTI”) and attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5.  LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	September 30,	December 31,
	2020	2019
	(In thousands)
Commercial real estate	$812,139	$816,886
Residential real estate:
Residential 1-4 family	608,350	597,727
Home equity	104,019	102,517
Commercial and industrial
Paycheck protection program (“PPP”) loans	223,104	—
Commercial and industrial	222,290	248,893
Consumer	5,541	5,747
Total gross loans	1,975,443	1,771,770
Unamortized PPP loan fees	(4,810)	—
Unearned premiums and deferred loan fees and costs, net	3,754	4,264
Allowance for loan losses	(20,692)	(14,102)
Net loans	$1,953,695	$1,761,932

There were no purchases of loans during the nine months ended September 30, 2020 and year ended December 31, 2019.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2020 and December 31, 2019, the Company was servicing commercial loans participated out to various other institutions totaling $41.3 million and $24.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2020, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (300 PSA), weighted average internal rate of return (12.06%), weighted average servicing fee (0.25%), and net cost to service loans ($84.44 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At September 30, 2020 and December 31, 2019, the Company was servicing residential mortgage loans owned by investors totaling $40.5 million and $48.2 million, respectively. Net service fee income of $36,000 and $52,000 was recorded for the nine months ended September 30, 2020 and 2019, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
	(In thousands)

Balance at the beginning of period:	$186	$219
Capitalized mortgage servicing rights	—	—
Amortization	(16)	(49)
Write-down of mortgage servicing asset to fair value	(2)	(2)
Balance at the end of period	$168	$168
Fair value at the end of period	$168	$168

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. The recent COVID-19 pandemic has put significant pressure on the local business community and increased unemployment. On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 essential services to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020. The order put significant pressure on the local business community. The Company’s market area implemented a four-phase reopening plan. State and local governments are closely monitoring key public health data as the situation continues to evolve. On July 8, 2020, Massachusetts entered the first step of Phase 3 of the re-opening plan; however, on August 7, 2020, Massachusetts’ Governor Baker, indefinitely postponed the second step of Phase 3 of the plan. On September 29, 2020, Governor Baker announced that effective October 5, 2020, the Commonwealth of Massachusetts would transition to the second step of Phase 3 only in lower-risk communities. Lower-risk communities are defined as cities or towns that have not been a “red” community in any of the last three weekly Department of Public Health weekly reports. Under the final phase of the reopening plan, the “new normal,” businesses will not be allowed to resume normal operations until an effective treatment or vaccine is discovered. Because of the mandated shutdowns, a record number of individuals filed for unemployment benefits. Sectors that have been materially impacted include, but are not limited to: hospitality, retail, restaurant and food service, and fuel services. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19". The allocation of additional reserves for the COVID-19 qualitative factor at September 30, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook given the record number of unemployment benefits claims during the period. In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”). The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Subsequent to acquisition, there have been no indications that there has been any subsequent deterioration to the acquired portfolio. Due to the ongoing impacts and extended nature of the pandemic, during the three months ended September 30, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio. Excluding the COVID-19 qualitative factor category and the allowance for the acquired loan portfolio, there were no additional changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

An analysis of changes in the allowance for loan losses by segment for the nine months ended September 30, 2020 and 2019 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2019	$5,690	$3,619	$2,960	$153	$1	$12,423
Provision (credit)	844	312	63	81	(25)	1,275
Charge-offs	(200)	(180)	(20)	(70)	—	(470)
Recoveries	—	26	5	13	—	44
Balance at September 30, 2019	$6,334	$3,777	$3,008	$177	$(24)	$13,272

Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253
Provision (credit)	2,103	117	458	50	(3)	2,725
Charge-offs	—	(26)	(325)	(37)	—	(388)
Recoveries	58	1	37	6	—	102
Balance at September 30, 2020	$12,432	$4,259	$3,734	$256	$11	$20,692

Nine Months Ended
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision (credit)	644	498	397	148	(12)	1,675
Charge-offs	(419)	(305)	(514)	(155)	—	(1,393)
Recoveries	849	28	11	49	—	937
Balance at September 30, 2019	$6,334	$3,777	$3,008	$177	$(24)	$13,272

Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision (credit)	5,674	406	1,057	116	22	7,275
Charge-offs	(107)	(135)	(544)	(96)	—	(882)
Recoveries	58	68	38	33	—	197
Balance at September 30, 2020	$12,432	$4,259	$3,734	$256	$11	$20,692

The following table presents information pertaining to the allowance for loan losses by segment for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2020

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,432	4,259	3,734	256	11	20,692
Total allowance for loan losses	$12,432	$4,259	$3,734	$256	$11	$20,692

Impaired loans	$11,203	$3,889	$5,599	$29	$—	$20,720
Non-impaired loans	793,577	705,993	439,048	5,512	—	1,944,130
Impaired loans acquired with deteriorated credit quality	7,359	2,487	747	—	—	10,593
Total loans	$812,139	$712,369	$445,394	$5,541	$—	$1,975,443

December 31, 2019

Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,807	3,920	3,183	203	(11)	14,102
Total allowance for loan losses	$6,807	$3,920	$3,183	$203	$(11)	$14,102

Impaired loans	$3,457	$3,575	$588	$42	$—	$7,662
Non-impaired loans	805,007	694,080	247,499	5,705	—	1,752,291
Impaired loans acquired with deteriorated credit quality	8,422	2,589	806	—	—	11,817
Total loans	$816,886	$700,244	$248,893	$5,747	$—	$1,771,770

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
September 30, 2020

Commercial real estate	$651	$539	$1,459	$2,649	$809,490	$812,139	$1,846
Residential real estate:
Residential	1,490	741	748	2,979	605,371	608,350	4,848
Home equity	—	—	117	117	103,902	104,019	281
Commercial and industrial	228	88	600	916	221,374	222,290	2,203
Consumer	17	—	—	17	5,524	5,541	30
Total loans	$2,386	$1,368	$2,924	$6,678	$1,745,661	$1,752,339	$9,208

December 31, 2019

Commercial real estate	$2,784	$1,234	$2,637	$6,655	$810,231	$816,886	$3,843
Residential real estate:
Residential	2,574	683	1,433	4,690	593,037	597,727	4,548
Home equity	80	38	149	267	102,250	102,517	445
Commercial and industrial	1,356	645	148	2,149	246,744	248,893	1,003
Consumer	24	—	17	41	5,706	5,747	42
Total loans	$6,818	$2,600	$4,384	$13,802	$1,757,968	$1,771,770	$9,881

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Nine Months Ended
	At September 30, 2020		September 30, 2020		September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$18,562	$19,911	$19,709	$169	$18,361	$369
Residential real estate	6,052	6,754	5,728	14	5,655	53
Home equity	324	381	384	1	413	4
Commercial and industrial	6,346	8,753	6,072	120	3,720	196
Consumer	29	43	32	—	36	—
Total impaired loans	$31,313	$35,842	$31,925	$304	$28,185	$622

			Three Months Ended		Nine Months Ended
	At December 31, 2019		September 30, 2019		September 30, 2019
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$11,879	$13,914	$15,558	$182	$16,542	$481
Residential real estate	5,695	6,383	6,375	23	6,805	87
Home equity	469	539	406	—	408	—
Commercial and industrial	1,394	4,192	3,466	37	3,743	111
Consumer	42	56	45	—	50	—
Total impaired loans	$19,479	$25,084	$25,850	$242	$27,548	$679

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the three and nine months ended September 30, 2020 and 2019. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. During the third quarter of 2020, we loaned an additional $350,000 for one commercial and industrial loan classified as impaired. The loan proceeds were issued to fund ongoing operations in order to facilitate the sale of the real estate to a third party. As of September 30, 2020, we have $180,000 in unadvanced funds remaining on this loan. In addition, we have committed to lend an additional $350,000 to this customer to facilitate the sale of the real estate, which is expected to occur during the fourth quarter of 2020. Payments received on performing impaired loans are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and nine months ended September 30, 2020 and 2019 pertained to performing TDRs and purchased impaired loans.

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

Loans modifications classified as TDRs during the three and nine months ended September 30, 2020 and 2019 are included in the table below.

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	—	$—	$—	5	$4,884	$4,884
Commercial and Industrial	1	18	18	10	4,541	4,541
Total	1	$18	$18	15	$9,425	$9,425

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Troubled Debt Restructurings
Commercial Real Estate	—	$—	$—	2	$2,032	$2,032
Commercial and Industrial	—	—	—	2	383	383
Total	—	$—	$—	4	$2,415	$2,415

During the three and nine months ended September 30, 2020 and 2019, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There was $440,000 in charge-offs on TDRs during the three and nine months ended September 30, 2019. There were no charge-offs on TDRs during the three and nine months ended September 30, 2020.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of September 30, 2020 and 2019.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2019	$20,689	$15,909	$4,780	$4,092	$11,817
Collections	(1,956)	(1,431)	(525)	(241)	(1,190)
Dispositions	(300)	(255)	(45)	(221)	(34)
Balance at September 30, 2020	$18,433	$14,223	$4,210	$3,630	$10,593

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2018	$24,793	$19,883	$4,910	$4,854	$15,029
Collections	(2,313)	(2,187)	(126)	(487)	(1,700)
Dispositions	(242)	(242)	—	(199)	(43)
Balance at September 30, 2019	$22,238	$17,454	$4,784	$4,168	$13,286

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2020
Pass (Rated 1 – 4)	$706,435	$602,420	$103,575	$410,141	$5,512	$1,828,083
Special Mention (Rated 5)	76,650	—	—	18,104	—	94,754
Substandard (Rated 6)	29,054	5,930	444	17,149	29	52,606
Total	$812,139	$608,350	$104,019	$445,394	$5,541	$1,975,443

December 31, 2019
Pass (Rated 1 – 4)	$766,124	$591,911	$101,908	$222,847	$5,705	$1,688,495
Special Mention (Rated 5)	23,138	—	—	2,796	—	25,934
Substandard (Rated 6)	27,624	5,816	609	23,250	42	57,341
Total	$816,886	$597,727	$102,517	$248,893	$5,747	$1,771,770

6. GOODWILL AND OTHER INTANGIBLES

Goodwill.

At September 30, 2020 and December 31, 2019, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and nine months ended September 30, 2020 or the year ended December 31, 2019. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $281,000 for the three and nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.2 million thereafter.

7.  SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the nine months ended September 30, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2019	218,214	$6.42	2.62	$695
Exercised	—	—	—	—
Outstanding at September 30, 2020	218,214	$6.42	1.87	$—

Exercisable at September 30, 2020	218,214	$6.42	1.87	$—

Cash received for options exercised during the nine months ended September 30, 2019 was $64,000. There were no options exercised during the nine months ended September 30, 2020.

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

At September 30, 2020, there were an additional 25,927 shares available for future grants under the RSA Plan.

A summary of the status of restricted stock awards at September 30, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at September 30, 2020	234,222	$9.67

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(53,465)	8.75
Shares forfeited	(1,842)	9.77
Balance at September 30, 2019	209,123	$10.11

We recorded total expense for restricted stock awards of $572,000 and $580,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

FHLB advances with an original maturity of less than one year totaled $35.0 million at December 31, 2019 with a weighted average rate of 1.86%, while at September 30, 2020, there were no FHLB advances with a maturity of less than one year outstanding. At September 30, 2020, based on qualifying collateral less outstanding advances, the Bank had the capacity to borrow up to approximately $325.3 million from the FHLB.

In addition, at September 30, 2020 and December 31, 2019, the Company had an available Ideal Way line of credit with the FHLB for up to $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily and the portion not repaid will be automatically renewed. At September 30, 2020 and December 31, 2019, there were no advances outstanding under this line.

The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2020 and 2019. We also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2020 and 2019. As of September 30, 2020, we also have an available line of credit of $18.3 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2020 or December 31, 2019.

At September 30, 2020, we had $151.3 million in long-term debt with the FHLB, compared to $205.5 million in long-term debt with the FHLB at December 31, 2019. In addition, during the second quarter of 2020, in order to fund a portion of the Bank’s PPP loan originations, the Bank borrowed $26.4 million, or 12.0% of the PPP loans, from the Federal Reserve Bank’s PPP Loan Facility (“PPPLF”), which carried a rate of 0.35% fixed for two years with interest due at maturity. The Bank pledged eligible PPP loans as collateral for the borrowings. In July of 2020, the Bank repaid the $26.4 million in PPPLF funding utilizing excess liquidity on hand.

9.  PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2020. No contributions have been made to the plan for the nine months ended September 30, 2020. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Service cost	$357	$274	$1,066	$822
Interest cost	293	284	870	852
Expected return on assets	(382)	(308)	(1,146)	(924)
Amortization of actuarial loss	99	32	296	96
Net periodic pension cost	$367	$282	$1,086	$846

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

The following table presents information about interest rate swaps at September 30, 2020 and December 31, 2019:

September 30, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,599	12.7	1.98%	3.75%	$(1,808)
Loan-level swaps – borrower	13,599	12.7	3.75%	1.98%	1,808
Forward starting loan-level swaps - dealer	22,390	11.8			(335)
Forward starting loan-level swaps - borrower	22,390	11.8			335
Total	$71,978				$0

December 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.7	1.89%	3.54%	$(1,798)
Non-hedging derivatives:
Loan-level swaps – dealer	6,484	13.2	3.45%	3.79%	(149)
Loan-level swaps – borrower	6,484	13.2	3.79%	3.45%	149
Total	$47,968				$(1,798)

At September 30, 2020, the Company had $72.0 million in derivatives designated as non-hedging instruments, compared to $35.0 million in derivatives designated as hedging instruments and $13.0 million in derivatives designated as non-hedging instruments at December 31, 2019. The Company had no derivatives designated as cash flow hedges at September 30, 2020.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2020 and December 31, 2019.

September 30, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$2,143		$—
Interest rate swap – with counterparties		—	Other Liabilities	2,143
Total derivatives not designated as hedging instruments		$2,143		$2,143

December 31, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$1,798
Total derivatives designated as hedging instruments		$—		$1,798
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$149		$—
Interest rate swap – with counterparties		—	Other Liabilities	149
Total derivatives not designated as hedging instruments		$149		$149

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Interest rate swaps	$(14)	$(142)	$(1,254)	$(1,053)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income as interest expense for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)

Interest rate swaps	$443	$374	$1,351	$1,056

During the quarter ended September 30, 2020, the Company terminated one interest rate swap designated as a cash flow hedge prior to its respective maturity date. The net loss reclassified into earnings totaled $2.4 million for the quarter ended September 30, 2020. This loss was immediately recognized into earnings as the forecasted transaction will not occur.

During the next 12 months, we estimate that $590,000 will be reclassified as an increase in interest expense.

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

At September 30, 2020 and December 31, 2019, we had a net liability position of $2.1 million and $1.8 million with our counterparties, respectively. As of September 30, 2020, we had minimum collateral posting thresholds with certain of our derivative counterparties and $2.3 million in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at September 30, 2020, we could have been required to settle our obligations under the agreements at the termination value.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$191,569	$—	$191,569
Marketable equity securities	6,965	—	—	6,965
Interest rate swaps	—	2,143	—	2,143
Total assets	$6,965	$193,712	$—	$200,677

Liabilities:
Interest rate swaps	$—	$2,143	$—	$2,143

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$227,708	$—	$227,708
Marketable equity securities	6,737	—	—	6,737
Interest rate swaps	—	149	—	149
Total assets	$6,737	$227,857	$—	$234,594

Liabilities:
Interest rate swaps	$—	$1,947	$—	$1,947

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2020 and December 31, 2019. Total losses for the three and nine months ended September 30, 2020 and 2019, respectively, represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Nine Months Ended
	September 30, 2020			September 30, 2020	September 30, 2020
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$151	$13	$119

	At			Three Months Ended	Nine Months Ended
	December 31, 2019			September 30, 2019	September 30, 2019
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$1,836	$380	$1,077

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral. The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2020 and December 31, 2019.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$172,112	$172,112	$—	$—	$172,112
Securities available-for-sale	191,569	—	191,569	—	191,569
Marketable equity securities	6,965	6,965	—	—	6,965
Federal Home Loan Bank of Boston and other restricted stock	9,252	—	—	9,252	9,252
Loans - net	1,953,695	—	—	1,942,727	1,942,727
Accrued interest receivable	7,737	—	—	7,737	7,737
Mortgage servicing rights	168	—	168	—	168
Derivative assets	2,143	—	2,143	—	2,143

Liabilities:
Deposits	2,011,291	—	—	2,014,366	2,014,366
Long-term debt	151,258	—	152,568	—	152,568
Accrued interest payable	284	—	—	284	284
Derivative liabilities	2,143	—	2,143	—	2,143

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$24,741	$24,741	$—	$—	$24,741
Securities available-for-sale	227,708	—	227,708	—	227,708
Marketable equity securities	6,737	6,737	—	—	6,737
Federal Home Loan Bank of Boston and other restricted stock	14,477	—	—	14,477	14,477
Loans - net	1,761,932	—	—	1,729,150	1,729,150
Accrued interest receivable	5,313	—	—	5,313	5,313
Mortgage servicing rights	219	—	345	—	345
Derivative assets	149	—	149	—	149

Liabilities:
Deposits	1,677,864	—	—	1,679,851	1,679,851
Short-term borrowings	35,000	—	35,004	—	35,004
Long-term debt	205,515	—	205,850	—	205,850
Accrued interest payable	525	—	—	525	525
Derivative liabilities	1,947	—	1,947	—	1,947

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to eighteen years, some of which include options to extend the leases for additional five-year terms up to fifteen years.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
		(In thousands)

Amortization of ROU assets	$325	$244	$863	$729
Interest on lease liabilities	74	60	197	184
Operating lease cost	$399	$304	$1,060	$913

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,016	$878
ROU assets obtained in exchange for lease obligations:
Operating leases	4,211	411

Supplemental balance sheet information related to leases was as follows:

	September 30, 2020	December 31, 2019
	(In thousands)

Operating lease ROU assets	$10,146	$6,795
Operating lease liabilities	$10,236	$6,840

The weighted average remaining lease term for our operating leases was 10.9 years with a weighted average discount rate of 2.83% at September 30, 2020.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2020	$374
2021	1,450
2022	1,385
2023	1,153
2024	1,088
Thereafter	6,638
Total lease payments	12,088
Less imputed interest	(1,852)
Total	$10,236

13.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. These disclosures include qualitative and quantitative requirements that provide additional information about the amounts recorded in the financial statements. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2022. The Company is in the process of implementing the standard. We have put together a project team that has begun to identify appropriate loan segments along with related historical losses for each segment and potential models that would be most appropriate for each individual segment. We have not quantified the effects of any models, but do expect the standard to significantly change the approach to calculating our allowance for loan losses.

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and nine months ended September 30, 2020 in the context of this strategy.

●	Net income was $2.1 million, or $0.08 diluted earnings per share, for the three months ended September 30, 2020, compared to $3.2 million, or $0.12 diluted earnings per share, for the same period in 2019. For the nine months ended September 30, 2020, net income was $6.2 million, or $0.25 diluted earnings per share, as compared to net income of $9.9 million, or $0.38 diluted earnings per share, for the same period in 2019. Both periods in 2020 were impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

●	The provision for loan losses was $2.7 million and $1.3 million for the three months ended September 30, 2020 and 2019, respectively, and $7.3 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

●	Net interest income was $16.0 million and $14.5 million for the three months ended September 30, 2020 and 2019, respectively. The net interest margin was 2.81% for the three months ended September 30, 2020, compared to 2.88% for the same period in 2019. The net interest margin, on a tax-equivalent basis, was 2.83% for the three months ended September 30, 2020, compared to 2.91% for the same period in 2019. Net interest income was $45.6 million and $43.1 million for the nine months ended September 30, 2020 and 2019, respectively. The net interest margin was 2.80% and 2.90% for the nine months ended September 30, 2020 and 2019, respectively. The net interest margin, on a tax-equivalent basis, was 2.82% and 2.93% for the nine months ended September 30, 2020 and 2019, respectively.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2020. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2019 Annual Report.

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

As a consequence of the order, we closed our branches and started the transition to working remotely. Our drive-up windows and ATMs remained open while we continued to service our customers through scheduled appointments and online channels. On June 29, 2020, we re-opened our branch lobbies to customers under Massachusetts recommended social distancing, safety and sanitation guidelines, while still offering appointments and online channel transactions as a means of promoting social distancing where possible. On July 8, 2020, Massachusetts entered the first step of Phase 3 of the re-opening plan; however, on August 7, 2020, Massachusetts’ Governor Baker, indefinitely postponed the second step of Phase 3 of the plan. On September 29, 2020, Governor Baker announced that effective October 5, 2020, the Commonwealth of Massachusetts would transition to the second step of Phase 3 only in lower-risk communities. Lower-risk communities are defined as cities or towns that have not been a “red” community in any of the last three weekly Department of Public Health weekly reports. Under the final phase of the reopening plan, the “new normal,” businesses will not be allowed to resume normal operations until an effective treatment or vaccine is discovered.

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

Loan Portfolio:

The following table provides some insight into the composition of the Bank’s loan portfolio and remaining loan modifications, excluding PPP loans, as of September 30, 2020:

Commercial Real Estate	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Apartment	8.8%	63.8%	0.3%
Office	7.9%	56.9%	—
Industrial	6.6%	44.7%	—
Retail/Shopping	6.6%	47.6%	0.1%
Hotel	3.1%	22.3%	81.3%
Residential non-owner	2.7%	19.8%	—
Auto sales	2.1%	15.1%	—
Mixed-use	2.0%	14.6%	0.7%
Adult care/Assisted living	2.1%	15.3%	20.2%
College/school	1.4%	10.4%	—
Auto service	0.8%	15.1%	—
Gas station/convenience store	0.6%	4.6%	—
Restaurant	0.6%	4.6%	2.7%
Other (3)	0.9%	6.6%	6.4%
Total commercial real estate	46.3%		6.6%

Commercial and Industrial Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Manufacturing	2.8%	20.3%	—
Wholesale trade	2.5%	18.2%	—
Specialty trade	0.9%	6.4%	—
Heavy and civil engineering construction	0.8%	5.7%	2.4%
Educational services	0.6%	4.5%	0.5%
Transportation and warehouse	0.6%	4.5%	53.8%
Healthcare and social assistance	0.6%	4.3%	—
Auto sales	0.4%	2.8%	—
All other C&I (1)(3)	3.5%	23.3%	0.1%
Total commercial and industrial loans	12.7%		2.9%

Residential and Consumer Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Residential real estate	40.7%	294.3%	0.9%
Consumer loans	0.3%	2.3%	—
Total residential and consumer loans	41.0%		0.9%

Total Portfolio	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Commercial real estate	46.3%	335.4%	6.6%
Commercial and industrial	12.7%	91.8%	2.9%
Residential real estate	40.7%	294.3%	0.9%
Consumer loans	0.3%	2.3%	—
Total			3.8%

(1)	Excludes PPP loans of $223.1 million as of September 30, 2020.
(2)	Modified balances as of September 30, 2020 (Commercial real estate loans $53.6 million; Commercial and industrial loans $6.4 million; and Residential loans $6.3 million).
(3)	Other consists of multiple industries.

Although the Bank’s loan portfolio contains impacted sectors and the commercial real estate and residential real estate sectors represent more than 100% of the Bank’s total risk-based capital, the concentration limits remain acceptable. The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: hospitality, transportation, retail, and restaurants and food service. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from the governmental stay-at-home orders as well as travel limitations.

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the greater of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

As of September 30, 2020, the Company received funding approval from the SBA for over 1,386 applications totaling $223.1 million, with processing fees amounting to $7.1 million. On June 5, 2020, the Paycheck Protection Program Flexibility Act (“Flexibility Act”) was signed into law and extended the June 30, 2020 safe harbor date to December 31, 2020. If borrowers exercise the safe harbor option and return the PPP loan proceeds before December 31, 2020, we are required to return the processing fee to the SBA. On October 8, 2020, the SBA and Treasury released a simplified PPP loan forgiveness application for loans with balances of $50,000 or less. Since April 6, 2020, the Company has originated 799 PPP loans with balances of $50,000 or less totaling $15.4 million.

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

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who have experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment modifications totaled $261.0 million (525 loans), for which principal and interest payments were deferred and represented 15% of the total loan portfolio, excluding PPP loans. As of September 30, 2020, $187.3 million, or 463 loans resumed regular payments, representing a decrease of 75.0%, from 15% of total loans at June 30, 2020, to 3.8% of total loans at September 30, 2020. The remaining deferred loan payment modifications totaled $66.3 million, or 3.8% of total loans, excluding PPP loans.

The table below breaks out the modifications granted under the CARES Act:

			June 30, 2020			September 30, 2020
			CARES Act Modifications			CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at September 30, 2020	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance (3)	Modification Balance	# of Loans Modified	% of Total Loan Segment Balance (4)
(in millions)
Commercial real estate	$812.1	46.3%	$200.0	131	24.0%	$53.6	19	6.6%
Commercial and industrial	222.3	12.7%	19.1	162	8.3%	6.4	6	2.9%
Residential real estate	712.4	40.7%	41.7	219	5.9%	6.3	25	0.9%
Consumer	5.3	0.3%	0.2	13	3.8%	—	—	—
Total	$1,752.3	100.0%	$261.0	525	14.7%	$66.3	50	3.8%

The table below breaks out the status of the remaining modifications granted under the CARES Act as of September 30, 2020:

	Loans Under 1st Modification			Loans Granted 2nd Modification			Total CARES Act Modifications
Loan Segment(1)(2)	Modification Balance	# of Loans	% of Loan Segment Balance (4)	Modification Balance	# of Loans	% of Loan Segment Balance (4)	Modification Balance	# of Loans	% of Loan Segment Balance (4)
(in millions)
Commercial real estate	$17.6	9	2.2%	$36.0	10	4.4%	$53.6	19	6.6%
Commercial and industrial	0.4	3	0.2%	6.0	3	2.7%	6.4	6	2.9%
Residential real estate	1.2	5	0.2%	5.1	20	0.7%	6.3	25	0.9%
Consumer	—	—	—	—	—	—	—	—	—
Total	$19.2	17	1.1%	$47.1	33	2.7%	$66.3	50	3.8%

(1)	Excludes PPP loans and deferred fees
(2)	Residential includes home equity loans and lines of credit
(3)	Percentage of loan balances as of June 30, 2020
(4)	Percentage of loan balances as of September 30, 2020

Commercial Real Estate Loans:

Through June 30, 2020, the Company granted 131 commercial real estate loan modifications under the CARES Act totaling $200.0 million, representing 24.0% of total commercial real estate loans. At September 30, 2020, $141.7 million, or 121 commercial real estate loans, returned to regular payments. There are $53.6 million, or 19 commercial real estate loans, under CARES Act modification that are complying with their modified terms. Of the $53.6 million under modification, $43.9 million, or 9 loans, are hotel loans. From June 30, 2020 to September 30, 2020, we granted 13 new modifications under the CARES Act totaling $19.6 million, of which, 6 loans totaling $2.4 million have resumed principal and interest payments. Since June 30, 2020, 4 commercial real estate loans modified under the CARES Act totaling $22.5 million were paid in full.

Commercial and Industrial Loans:

Through June 30, 2020, the Company granted 162 commercial and industrial loan modifications under the CARES Act totaling $19.1 million, representing 8.3% of total commercial and industrial loans. At September 30, 2020, $10.9 million, or 140 commercial and industrial loans, returned to regular payments. There are 6 commercial and industrial loans totaling $6.4 million under CARES Act modification that are complying with their modified terms. Since June 30, 2020, 16 commercial and industrial loans modified under the CARES Act totaling $558,000 were paid in full.

Residential Loans:

Through June 30, 2020, the Company granted 219 residential loan modifications under the CARES Act totaling $41.7 million, representing 5.9% of total residential loans. At September 30, 2020, $34.5 million, or 189 residential loans returned to regular payments. At September 30, 2020, there were 25 residential loans totaling $6.3 million under CARES Act modification, all of which are complying with their modified terms. From June 30, 2020 to September 30, 2020, we granted two new modifications under the CARES Act totaling $438,000. Since June 30, 2020, 7 residential loans modified under the CARES Act totaling $1.0 million were paid in full.

Allowance for Loan Losses.

The COVID-19 pandemic materially impacted the Company’s determination of the allowance for loan losses for the nine months ended September 30, 2020. In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. Beginning at the end of March 2020, a record number of Americans filed for unemployment benefits. The global pandemic could cause the Company to experience higher credit losses in its lending portfolio, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects.

To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation - “Economic Impact of COVID-19” at March 31, 2020. The allocation of additional reserves for the nine months ended September 30, 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook as described above. The Company’s provision for loan losses was $7.3 million for the nine months ended September 30, 2020. Of the total provision, $2.3 million was related to asset quality changes, $2.5 million was related to the inclusion of the acquired loan portfolio into the general reserves, and $1.9 million was related to the addition of the COVID-19 factor to the allowance. The total increase was based on management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate. Local unemployment rates continue to trail the national averages due to the slower reopening plan for Massachusetts relative to other states. Loans demonstrating cash flow declines and borrowers sensitive to the prolonged shutdown were identified and contributed to an overall increase in reserves for the nine months ended September 30, 2020. In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”). The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Subsequent to acquisition, there have been no indications that there has been any subsequent deterioration to the acquired portfolio. Due to the ongoing impacts and extended nature of the pandemic, during the three months ended September 30, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million. The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

Asset Quality.

Based upon an analysis of the portfolio to identify potentially impacted industries from the COVID-19 pandemic, including the downgrade of several lending relationships, specifically within the hotel portfolio, we allocated a total provision for loan losses of $7.3 million for the nine months ended September 30, 2020. Of the total provision, $2.3 million was related to asset quality changes, $2.5 million was related to the inclusion of the acquired loan portfolio into the general reserves, and $1.9 million was related to COVID-19 factors. Our allowance as a percentage of total loans, excluding PPP loans, was 1.18% at September 30, 2020 and 0.79% at December 31, 2019.

As mentioned above, due to the ongoing pandemic, the Company evaluated the loan portfolio acquired on October 24, 2016 from Chicopee for COVID-19 sensitive industries. The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. During the three months ended September 30, 2020, the Company provided an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million for the nine months ended September 30, 2020. In addition, during the nine months ended September 30, 2020, special mention loans increased $68.8 million to $94.8 million at September 30, 2020, from $25.9 million at December 31, 2019. During the nine months ended September 30, 2020, we downgraded twenty lending relationships from pass-rated to special mention. Nine of these relationships, totaling $44.3 million, are in the hotel industry. The hotel industry has experienced disruption as a direct result of the negative economic impacts of the COVID-19 pandemic.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2020 AND DECEMBER 31, 2019

At September 30, 2020, total assets were $2.5 billion, an increase of $305.3 million, or 14.0%, from December 31, 2019. During the same period, total loans increased $198.4 million, or 11.2%, securities available-for-sale decreased $36.1 million, or 15.9%, and cash and cash equivalents increased $147.4 million.

Total loans increased $198.4 million, or 11.2%, primarily due to a $196.5 million, or 78.9%, increase in commercial and industrial loans. Excluding PPP loans of $223.1 million, commercial and industrial loans decreased $26.6 million, or 10.7%, from December 31, 2019. Commercial real estate loans decreased $4.7 million, or 0.6%, and residential real estate loans, which include home equity loans, increased $12.1 million, or 1.7%. The decrease in commercial and industrial loans of $26.6 million, or 10.7%, was due to pay downs on existing revolving lines of credit of approximately $28.0 million, or 32.8%, from December 31, 2019 to September 30, 2020. Commercial line utilization decreased from 33% at December 31, 2019 to 20% at September 30, 2020.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $313,000 and $826,000 for the nine months ended September 30, 2020 and 2019, respectively.

At September 30, 2020, nonperforming loans totaled $9.2 million, or 0.53% of total loans, excluding PPP loans, compared to $9.9 million, or 0.56% of total loans at December 31, 2019 and $11.1 million, or 0.63% of total loans at September 30, 2019. There were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, excluding PPP loans, was 0.41% at September 30, 2020, 0.45% at December 31, 2019 and 0.51% at September 30, 2019. The allowance for loan losses as a percentage of total loans, excluding PPP loans, which do not require an allowance for loan losses, was 1.18% at September 30, 2020, compared to 0.79% at December 31, 2019. At September 30, 2020, the allowance for loan losses as a percentage of nonperforming loans was 224.7%, compared to 142.7% at December 31, 2019. As previously mentioned, the increase in the allowance coverage ratio is due to the increased risks in the portfolio as a result of the ongoing COVID-19 pandemic. A summary of our non-accrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At September 30, 2020, total deposits were $2.0 billion, an increase of $333.4 million, or 19.9%, from December 31, 2019, primarily due to a $337.8 million, or 32.9%, increase in core deposits. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.0 billion, or 61.1% of total deposits, at December 31, 2019, to $1.4 billion, or 67.8% of total deposits, at September 30, 2020. Non-interest-bearing deposits increased $141.9 million, or 36.1%, to $535.2 million, interest-bearing checking accounts increased $27.9 million, or 39.7%, to $98.1 million, savings accounts increased $35.6 million, or 28.2%, to $162.0 million, and money market accounts increased $132.4 million, or 30.4%, to $567.7 million. The increase in core deposits of $337.8 million, or 32.9%, can be attributed to the government stimulus for individuals, and lower consumer spending over the last several months, and to some degree unused PPP loan funds that may not be fully utilized at September 30, 2020.

Time deposits decreased $4.4 million, or 0.7%, from $652.6 million at December 31, 2019 to $648.3 million at September 30, 2020. Brokered deposits, which are included within time deposits, were $55.2 million at September 30, 2020 and $21.5 million at December 31, 2019.

Federal Home Loan Bank (“FHLB”) advances decreased $89.3 million, or 37.1%, from $240.5 million at December 31, 2019, to $151.3 million at September 30, 2020. The increase in low cost deposits in the second quarter provided funding for the PPP loan portfolio. The Company has access to the Paycheck Protection Program Liquidity Fund in the next two years to fund the PPP loan portfolio, if necessary. Our short-term borrowings and long-term debt are discussed in Note 8 of the accompanying consolidated financial statements.

At September 30, 2020, shareholders’ equity was $230.2 million, or 9.3% of total assets, compared to $232.0 million, or 10.6% of total assets, at December 31, 2019. The decrease in shareholders’ equity reflects $8.4 million for the repurchase of the Company’s common stock and the payment of regular cash dividends of $3.8 million, both partially offset by net income of $6.2 million and a decrease of $3.1 million in accumulated other comprehensive loss. Total shares outstanding as of September 30, 2020 were 25,595,557.

The Company’s book value per share increased by $0.26, or 3.0%, to $8.99 at September 30, 2020, from $8.74 at December 31, 2019. The Company’s tangible book value per share increased by $0.25, or 3.0%, to $8.39 at September 30, 2020 from $8.14 at December 31, 2019. The Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

On January 29, 2019, the Board of Directors authorized the 2019 Plan under which the Company was authorized to purchase up to 2,814,200 shares, or 10% of its outstanding common stock. During the nine months ended September 30, 2020, the Company repurchased 1,058,508 shares under the 2019 Plan. As of September 30, 2020, there were 68,358 shares remaining under the 2019 Plan and on October 19, 2020, the Company announced the completion of the 2019 Plan.

On October 27, 2020, the Board of Directors authorized the 2020 Plan under which the Company may purchase up to 1.3 million shares, or approximately 5% of its outstanding common stock. The shares purchased under the 2020 Plan will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, or otherwise, depending upon market conditions. There is no guarantee as to the exact number of or value of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of share repurchases under the 2020 Plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

General.

Net income was $2.1 million, or $0.08 diluted earnings per share, for the three months ended September 30, 2020, compared to $3.2 million, or $0.12 diluted earnings per share, for the same period in 2019. Net interest income was $16.0 million and $14.5 million for the three months ended September 30, 2020 and 2019, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2020 and 2019, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,994,072	$19,469	3.88%	$1,739,266	$19,244	4.39%
Securities(2)	217,911	958	1.75	238,961	1,470	2.44
Other investments - at cost	14,862	118	3.16	16,354	192	4.66
Short-term investments(3)	39,576	12	0.12	8,330	36	1.71
Total interest-earning assets	2,266,421	20,557	3.61	2,002,911	20,942	4.15
Total non-interest-earning assets	144,387			138,543
Total assets	$2,410,808			$2,141,454

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$92,603	$108	0.46%	$70,719	$105	0.59%
Savings accounts	161,801	32	0.08	128,133	36	0.11
Money market accounts	541,923	700	0.51	402,716	641	0.63
Time deposit accounts	624,717	2,350	1.50	666,792	3,672	2.18
Total interest-bearing deposits	1,421,044	3,190	0.89	1,268,360	4,454	1.39
Short-term borrowings and long-term debt	194,021	1,267	2.60	249,109	1,822	2.90
Interest-bearing liabilities	1,615,065	4,457	1.10	1,517,469	6,276	1.64
Non-interest-bearing deposits	529,229			368,647
Other non-interest-bearing liabilities	34,930			24,099
Total non-interest-bearing liabilities	564,159			392,746

Total liabilities	2,179,224			1,910,215
Total equity	231,584			231,239
Total liabilities and equity	$2,410,808			$2,141,454
Less: Tax-equivalent adjustment(2)		(110)			(138)
Net interest and dividend income		$15,990			$14,528
Net interest rate spread			2.49%			2.48%
Net interest rate spread, on a tax equivalent basis(4)			2.51%			2.51%
Net interest margin			2.81%			2.88%
Net interest margin, on a tax equivalent basis(5)			2.83%			2.91%
Ratio of average interest-earning assets to average interest-bearing liabilities			140.33%			131.99%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.
(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$2,812	$(2,587)	$225
Securities (1)	(129)	(383)	(512)
Other investments - at cost	(17)	(57)	(74)
Short-term investments	125	(149)	(24)
Total interest-earning assets	2,791	(3,176)	(385)

Interest-bearing liabilities
Interest-bearing checking accounts	33	(30)	3
Savings accounts	9	(13)	(4)
Money market accounts	221	(162)	59
Time deposit accounts	(231)	(1,091)	(1,322)
Short-term borrowing and long-time debt	(402)	(153)	(555)
Total interest-bearing liabilities	(370)	(1,449)	(1,819)
Change in net interest and dividend income (1)	$3,161	$(1,727)	$1,434

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.5 million, or 10.1%, to $16.0 million, for the three months ended September 30, 2020, from $14.5 million for the three months ended September 30, 2019. The increase in net interest income was primarily due to a decrease in interest expense of $1.8 million, or 29.0%, partially offset by a decrease in interest and dividend income of $357,000, or 1.7%. Interest expense on deposits decreased $1.3 million, or 28.4%, and interest expense on FHLB borrowings decreased $555,000, or 30.5%. Net interest income for the three months ended September 30, 2020 includes interest income and origination fees from PPP loans of $1.3 million and prepayment penalties of $262,000. Excluding PPP income and prepayment penalties, net interest income decreased $102,000, or 0.7%, from $14.5 million during the three months ended September 30, 2019, compared to $14.4 million during the three months ended September 30, 2020.

The net interest margin was 2.81% for the three months ended September 30, 2020, compared to 2.88% for the three months ended September 30, 2019. The net interest margin, on a tax-equivalent basis, was 2.83% for the three months ended September 30, 2020, compared to 2.91% for the three months ended September 30, 2019. The decrease in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels.

The average yield on interest-earning assets decreased 54 basis points from 4.15% for the three months ended September 30, 2019 to 3.61% for the three months ended September 30, 2020. During the three months ended September 30, 2020, the average cost of funds, including non-interest bearing demand accounts, decreased 49 basis points from 1.32% for the three months ended September 30, 2019 to 0.83% for the three months ended September 30, 2020. The average cost of core deposits, which include non-interest bearing demand accounts, decreased seven basis points from 0.32% for the three months ended September 30, 2019 to 0.25% for the three months ended September 30, 2020. The average cost of time deposits decreased 68 basis points from 2.18% for the three months ended September 30, 2019 to 1.50% for the three months ended September 30, 2020. The average cost of FHLB borrowings decreased 30 basis points during the same period. For the three months ended September 30, 2020, average demand deposits, an interest-free source of funds, increased $160.6 million, or 43.6%, to $529.2 million, or 27.1% of total average deposits, from $368.6 million, or 22.5% of total average deposits for the three months ended September 30, 2019.

During the three months ended September 30, 2020, average interest-earning assets increased $263.5 million, or 13.2%, to $2.3 billion compared to the three months ended September 30, 2019, primarily due to an increase in average loans of $254.8 million, or 14.7%. Excluding average PPP loans, average assets and average loans increased $40.7 million, or 2.0%, and $32.0 million, or 1.8%, respectively, from the three months ended September 30, 2019 to the three months ended September 30, 2020.

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

The amount of the provision for loan losses during the three months ended September 30, 2020 was based on the changes that occurred in the loan portfolio during that same period, which were discussed above. The provision for loan losses increased $1.4 million, or 113.7%, from $1.3 million for the three months ended September 30, 2019 to $2.7 million for the three months ended September 30, 2020. The Company recorded net charge-offs of $286,000 for the three months ended September 30, 2020, as compared to net charges-offs of $426,000 for the three months ended September 30, 2019. The increase in the provision for loan losses for the three months ended September 30, 2020 was primarily due to the impacts of the COVID-19 pandemic.

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

Non-interest Income.

Non-interest income decreased $434,000, or 16.6%, to $2.2 million for the three months ended September 30, 2020, from $2.6 million for the three months ended September 30, 2019. Service charges and fees decreased $254,000, or 12.6%, and other non-interest income increased $342,000, or 621.8%, due to an increase in swap fees on commercial loans. The decrease in service charges and fees of $254,000, or 12.6%, was due to a $153,000, or 32.9%, decrease in non-sufficient funds (“NSF”) and overdraft charges and a decrease of $44,000, or 4.4%, in debit card interchange and ATM surcharge income. During the three months ended September 30, 2019, we reported seasonal income in ATM surcharges of $180,000, which typically occurs each year in the third quarter. Due to the COVID-19 pandemic, the annual event did not occur this year. Transaction-based deposit account balances have increased significantly during the three months ended September 30, 2020 compared to the same quarter of 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits due to the closure on non-essential businesses to mitigate the spread of the COVID-19 virus has reduced transaction activity and the occurrence of overdrafts on deposit accounts.  During the three months ended September 30, 2020, the Company reported unrealized losses on marketable equity securities of $4,000 and realized gains on the sale of available-for-sale securities of $1.9 million, compared to unrealized gains on marketable equity securities of $45,000 and realized gains on the sale of available-for-sale securities of $49,000 during the three months ended September 30, 2019. As mentioned previously, the Company also incurred a non-recurring $2.4 million loss on a terminated interest rate swap during the three months ended September 30, 2020.

Non-interest Expense.

For the three months ended September 30, 2020, non-interest expense increased $1.2 million, or 9.5%, to $12.9 million, or 2.12% of average assets, from $11.7 million, or 2.18% of average assets, for the three months ended September 30, 2019. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $311,000, or 4.5%, and an increase in occupancy expenses of $145,000, or 14.9%, primarily due to the two new branches in Connecticut. FDIC expense increased $288,000, from $5,000 during the three months ended September 30, 2019 to $293,000 during the three months ended September 30, 2020. During the three months ended September 30, 2019, the FDIC applied small bank credits against the quarterly assessments. The Company fully utilized its small bank assessment credits during the three months ended March 31, 2020. Data processing related expenses increased $58,000, or 8.2%, professional fees increased $69,000, or 12.6%, and other non-interest expense increased $283,000, or 15.5%. The increase in other non-interest expense included $114,000 in swap fees paid to third parties during the three months ended September 30, 2020. These expenses were partially offset by a decrease in advertising related expenses of $38,000, or 10.4%, and a decrease in furniture and equipment of $3,000, or 0.7%. For the three months ended September 30, 2020, the efficiency ratio was 69.1%, compared to 68.9% for the three months ended September 30, 2019.

Income Taxes.

Income tax expense for the three months ended September 30, 2020 was $488,000, or an effective tax rate of 18.8%, compared to $899,000, or an effective tax rate of 21.8%, for three months ended September 30, 2019. The decrease in the Company’s effective tax rate was primarily due to the effect of lower projected pre-tax income for the fiscal year-ended December 31, 2020.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND SEPTEMBER 30, 2019

General.

Net income was $6.2 million, or $0.25 diluted earnings per share, for the nine months ended September 30, 2020, compared to $9.9 million, or $0.38 diluted earnings per share, for the same period in 2019. Net interest income was $45.6 million and $43.1 million for the nine months ended September 30, 2020 and 2019, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2020 and 2019, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,912,420	$57,452	4.01%	$1,704,173	$55,857	4.38%
Securities(2)	220,544	3,533	2.14	249,009	4,801	2.58
Other investments - at cost	15,781	457	3.87	15,811	638	5.40
Short-term investments(3)	26,826	83	0.41	12,834	185	1.93
Total interest-earning assets	2,175,571	61,525	3.78	1,981,827	61,481	4.15
Total non-interest-earning assets	140,279			136,738
Total assets	$2,315,850			$2,118,565

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$82,091	269	0.44	$71,416	280	0.52
Savings accounts	147,464	103	0.09	125,886	111	0.12
Money market accounts	494,973	2,173	0.59	398,189	1,798	0.60
Time deposit accounts	638,705	8,698	1.82	673,492	10,601	2.10
Total interest-bearing deposits	1,363,233	11,243	1.10	1,268,983	12,790	1.35
Short-term borrowings and long-term debt	215,610	4,289	2.66	238,837	5,234	2.93
Interest-bearing liabilities	1,578,843	15,532	1.31	1,507,820	18,024	1.60
Non-interest-bearing deposits	474,436			358,839
Other non-interest-bearing liabilities	31,881			22,574
Total non-interest-bearing liabilities	506,317			381,413

Total liabilities	2,085,160			1,889,233
Total equity	230,690			229,332
Total liabilities and equity	$2,315,850			$2,118,565
Less: Tax-equivalent adjustment(2)		(358)			(402)
Net interest and dividend income		$45,635			$43,055
Net interest rate spread			2.44%			2.52%
Net interest rate spread, on a tax equivalent basis(4)			2.46%			2.55%
Net interest margin			2.80%			2.90%
Net interest margin, on a tax equivalent basis(5)			2.82%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.80%			131.44%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.

(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$6,832	$(5,237)	$1,595
Securities (1)	(549)	(719)	(1,268)
Other investments - at cost	(1)	(180)	(181)
Short-term investments	178	(280)	(102)
Total interest-earning assets	6,460	(6,416)	44

Interest-bearing liabilities
Interest-bearing checking accounts	42	(53)	(11)
Savings accounts	19	(27)	(8)
Money market accounts	437	(62)	375
Time deposit accounts	(548)	(1,355)	(1,903)
Short-term borrowing and long-term debt	(509)	(436)	(945)
Total interest-bearing liabilities	(559)	(1,933)	(2,492)
Change in net interest and dividend income	$7,019	$(4,483)	$2,536

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the nine months ended September 30, 2020, net interest income increased $2.5 million, or 6.0%, to $45.6 million, compared to $43.1 million for the nine months ended September 30, 2019. The increase in net interest income was due to a decrease of $2.5 million, or 13.8%, in interest expense. For the nine months ended September 30, 2020, interest and dividend income included $2.6 million in interest income and origination fees from PPP loans. Excluding the income from PPP loans, net interest income remained virtually unchanged from the same period in 2019. The decrease in interest expense of $2.5 million, or 13.8%, was due to a $1.5 million, or 12.1%, decrease in interest expense on deposits and a decrease of $945,000, or 18.1%, in interest expense on FHLB borrowings.

The net interest margin for the nine months ended September 30, 2020 was 2.80%, compared to 2.90% during the nine months ended September 30, 2019. The net interest margin, on a tax-equivalent basis, was 2.82% for the nine months ended September 30, 2020, compared to 2.93% for the nine months ended September 30, 2019. Excluding $2.6 million in interest income and origination fees from PPP loans, the net interest margin decreased from 2.90% for the nine months ended September 30, 2019 to 2.81% for the nine months ended September 30, 2020. The decrease in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels.

The average yield on interest-earning assets decreased 37 basis points from 4.15% for the nine months ended September 30, 2019 to 3.78% for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the average cost of funds, including non-interest bearing demand accounts, decreased 29 basis points from 1.29% for the nine months ended September 30, 2019 to 1.00%. For the nine months ended September 30, 2020, the average cost of core deposits, including noninterest-bearing demand deposits, decreased 3 basis points to 0.28%, from 0.31% for same period in 2019. The average cost of time deposits decreased 28 basis points from 2.10% for the nine months ended September 30, 2019 to 1.82% during the same period in 2020. The average cost of borrowings decreased 27 basis points from 2.93% for the nine months ended September 30, 2019 to 2.66% for the nine months ended September 30, 2020. For the nine months ended September 30, 2020, average demand deposits, an interest-free source of funds, increased $115.6 million, or 32.2%, from $358.8 million, or 22.0% of total average deposits, for the nine months ended September 30, 2019 to $474.4 million, or 25.8% of total average deposits, for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, average interest-earning assets increased $193.7 million, or 9.8%, to $2.2 billion. The increase in average interest-earning assets was due to an increase in average loans of $208.2 million, or 12.2%, partially offset by a decrease in average securities of $28.5 million, or 11.4%. Excluding average PPP loans, average interest-earning assets and average loans increased $68.1 million, or 3.4%, and $82.6 million, or 4.8%, respectively.

Provision for Loan Losses.

On March 23, 2020, the Governor of Massachusetts issued an emergency order requiring all businesses and organizations that do not provide COVID-19 essential services to close their physical workplaces and facilities to workers, customers and the public from March 24, 2020 until April 7, 2020, which was subsequently extended to May 18, 2020. The order put significant pressure on the local business community.  The Company’s market area implemented a four-phase reopening plan. State and local governments are closely monitoring key public health data as the situation continues to evolve. On July 8, 2020, Massachusetts entered the first step of Phase 3 of the re-opening plan; however, on August 7, 2020, Massachusetts’ Governor Baker, indefinitely postponed the second step of Phase 3 of the plan. On September 29, 2020, Governor Baker announced that effective October 5, 2020, the Commonwealth of Massachusetts would transition to the second step of Phase 3 only in lower-risk communities. Lower-risk communities are defined as cities or towns that have not been a “red” community in any of the last three weekly Department of Public Health weekly reports. Under the final phase of the reopening plan, the “new normal,” businesses will not be allowed to resume normal operations until an effective treatment or vaccine is discovered.

The Company increased the provision for loan losses by $5.6 million from $1.7 million for the nine months ended September 30, 2019, to $7.3 million for the nine months ended September 30, 2019. Of the total provision, $2.3 million was related to asset quality changes, $2.5 million was related to the inclusion of the acquired loan portfolio into the general reserves, and $1.9 million was related to the addition of the COVID-19 factor to the allowance. The total increase was based upon management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate and trailing local unemployment. During the nine months ended September 30, 2020, special mention loans increased $68.8 million to $94.8 million at September 30, 2020, from $25.9 million at December 31, 2019. During the nine months ended September 30, 2020, we downgraded twenty lending relationships from pass-rated to special mention, which increased the provision by $2.3 million for the nine months ended September 30, 2020. Nine of these relationships, totaling $44.3 million, are in the hotel industry. The hotel industry has experienced disruption as a direct result of the negative economic impacts of the COVID-19 pandemic. In addition, as mentioned earlier, due to the ongoing pandemic, the Company evaluated the loan portfolio acquired on October 24, 2016 from Chicopee for COVID-19 sensitive industries. The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. During the three months ended September 30, 2020, the Company provided an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million for the nine months ended September 30, 2020.

The Company recorded net charge-offs of $685,000 for the nine months ended September 30, 2020, as compared to net charge-offs of $456,000 for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recorded charge-offs of $882,000, compared to $1.4 million during the same period in 2019. During the nine months ended September 30, 2020, the Company recorded recoveries of $197,000, compared to recoveries of $937,000 during the same period in 2019, which included a partial recovery of $812,000 related to a single commercial real estate loan previously charged-off in 2010.

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

Non-interest Income.

For the nine months ended September 30, 2020, non-interest income of $6.8 million decreased $511,000, or 7.0%, compared to $7.3 million for the nine months ended September 30, 2019, due to a $404,000, or 7.3%, decrease in service charges and fees, partially offset by an increase of $312,000, or 115.6%, in other income from swap fees on commercial loans. During the nine months ended September 30, 2019, service charges and fees included $110,000 in non-recurring interchange fee income as well as seasonal income in ATM surcharges of $180,000, which typically occurs each year in the third quarter. Due to the pandemic, the annual event did not occur this year. During the nine months ended September 30, 2020, NSF fee income decreased $355,000, or 27.8%, from the same period in 2019. Transaction-based deposit account balances have increased significantly during the nine months ended September 30, 2020 compared to the same period in 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits due to the closure of nonessential businesses to mitigate the spread of the COVID-19 virus has reduced transaction activity and the occurrence of overdrafts on deposit accounts.

During the nine months ended September 30, 2020, the Company reported unrealized gains on marketable equity securities of $133,000 and a realized gain on the sale of available-for-sale securities of $2.0 million, compared to unrealized gains on marketable equity securities of $194,000 and a realized loss on the sale of available-for-sale securities of $12,000 during the nine months ended September 30, 2019. As mentioned previously, the Company also incurred a non-recurring $2.4 million loss on a terminated interest rate swap during the nine months ended September 30, 2020.

Non-interest Expense.

For the nine months ended September 30, 2020, non-interest expense increased $1.5 million, or 4.2%, to $37.4 million, or 2.16% of average assets, compared to $35.9 million, or 2.27% of average assets for the nine months ended September 30, 2019. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expenses of $994,000, or 4.8%, an increase in occupancy expenses of $215,000, or 6.8%, due to the opening of three branches in 2020, an increase in data processing expenses of $113,000, or 5.4%, an increase in other non-interest expense of $261,000, or 4.7%, which included $114,000 in swap fees paid to third parties and an increase in FDIC insurance expense of $315,000, or 75.5%. These increases were partially offset by a decrease of $301,000, or 27.4%, in advertising expenses, a decrease of $81,000, or 6.4%, in furniture and equipment and a decrease in professional fees of $7,000, or 0.4%. For the nine months ended September 30, 2020, the efficiency ratio was 71.0%, compared to 71.6% for the nine months ended September 30, 2019.

Income Taxes.

Income tax expense for the nine months ended September 30, 2020 was $1.5 million, or an effective tax rate of 19.8%, compared to $2.9 million, or an effective tax rate of 22.4%, for nine months ended September 30, 2019. The decrease in the Company’s effective tax rate was primarily due to the effect of lower projected pre-tax income for the fiscal year-ended December 31, 2020.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$19,364	3.86%	$19,111	4.36%	$57,110	3.99%	$55,471	4.35%
Tax-equivalent adjustment (1)	105		133		342		386
Loans (tax-equivalent basis)	$19,469	3.88%	$19,244	4.39%	$57,452	4.01%	$55,857	4.38%

Securities (no tax adjustment)	$953	1.74%	$1,465	2.43%	$3,517	2.13%	$4,785	2.57%
Tax-equivalent adjustment (1)	5		5		16		16
Securities (tax-equivalent basis)	$958	1.75%	$1,470	2.44%	$3,533	2.14%	$4,801	2.58%

Net interest income (no tax adjustment)	$15,990		$14,528		$45,635		$43,055
Tax-equivalent adjustment (1)	110		138		358		402
Net interest income (tax-equivalent basis)	$16,100		$14,666		$45,993		$43,457

Interest rate spread (no tax adjustment)		2.49%		2.48%		2.44%		2.52%
Net interest margin (no tax adjustment)		2.81%		2.88%		2.80%		2.90%

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

At September 30, 2020 and December 31, 2019, outstanding borrowings from the FHLB were $151.3 million and $240.5 million, respectively. At September 30, 2020, we had $325.3 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans. In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. The Bank also had a line of credit in the amount up to $15.0 million with a correspondent bank at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2020 and 2019. The Bank also had a $50.0 million line of credit with another correspondent bank at an interest rate determined and reset on a daily basis.  There were no advances outstanding under this line at September 30, 2020 and 2019. As of September 30, 2020, the Bank also has an available line of credit of $18.3 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2020 or December 31, 2019. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At September 30, 2020, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2020, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$242,084	14.43%	$134,247	8.00%	N/A	N/A
Bank	229,260	13.71	133,777	8.00	$167,222	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,391	13.19	100,685	6.00	N/A	N/A
Bank	208,568	12.47	100,333	6.00	133,777	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	221,391	13.19	75,514	4.50	N/A	N/A
Bank	208,568	12.47	75,250	4.50	108,694	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,391	9.29	95,348	4.00	N/A	N/A
Bank	208,568	8.76	95,212	4.00	119,015	5.00

December 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$240,226	13.93%	$137,934	8.00%	N/A	N/A
Bank	227,678	13.22	137,773	8.00	$172,217	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	103,451	6.00	N/A	N/A
Bank	213,576	12.40	103,330	6.00	137,773	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	226,124	13.11	77,588	4.50	N/A	N/A
Bank	213,576	12.40	77,498	4.50	111,941	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	226,124	10.45	86,593	4.00	N/A	N/A
Bank	213,576	9.88	86,500	4.00	108,125	5.00

We also have outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The following table summarizes the contractual obligations and credit commitments at September 30, 2020:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Years But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$1,467	$2,620	$2,122	$5,879	$12,088

Borrowings and Debt
Federal Home Loan Bank	104,465	44,119	2,674	—	151,258

Credit Commitments
Available lines of credit	239,597	—	—	85,367	324,964
Other loan commitments	73,503	41,029	2,791	—	117,323
Letters of credit	9,425	5,695	438	256	15,814
Total credit commitments	322,525	46,724	3,229	85,623	458,101

Other Obligations
Vendor Contracts	3,656	7,236	5,121	—	16,013

Total Obligations	$432,113	$100,699	$13,146	$91,502	$637,460

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

There are no additional material changes in the risk factors relevant to our operations since December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2020	—	—	—	117,135
August 1 - 31, 2020	—	—	—	117,135
September 1 – 30, 2020	48,777	5.82	48,777	68,358
Total	48,777	5.82	48,777	68,358

(1)	On January 29, 2019, the Board of Directors authorized the 2019 Plan under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock. As of September 30, 2020, the Company has repurchased 2,745,842 shares under the 2019 Plan.

There were no sales by us of unregistered securities during the three months ended September 30, 2020.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2020.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer