Form 10-K
period 2020-12-31
Western New England Bancorp, Inc.
filed 2021-03-11
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

Commission File No.: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Elm Street, Westfield, Massachusetts 01085

(Address of principal executive offices, including zip code)

(413)568-1911

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2020, was $148,480,694. This amount was based on the closing price as of June 30, 2020 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $5.79 on June 30, 2020.

As of March 5, 2021, the registrant had 25,103,656 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2020, WNEB had consolidated total assets of $2.4 billion, total net loans of $1.9 billion, total deposits of $2.0 billion and total shareholders’ equity of $226.6 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2020, the Bank had 25 branches and 25 free-standing automated teller machines (“ATMs”), and an additional 23 seasonal or temporary ATMs, serving Hampden County and Hampshire County in western Massachusetts and northern Connecticut. The Bank also provides a variety of banking services including automated teller machines, telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

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

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates 25 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and we also have 25 free-standing ATM locations in Chicopee, Holyoke, Ludlow, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 23 traveling/seasonal ATMs. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

The markets served by our branches are primarily suburban market areas located in western Massachusetts and in northern Connecticut. Our middle market and commercial real estate lending team is located in Springfield, the Pioneer Valley’s primary urban market. Westfield, Massachusetts, is located near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. The Pioneer Valley of western Massachusetts encompasses the sixth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas.

A diversified mix of industry groups also operate within Hampden and Hampshire County, including manufacturing, health care, higher education, wholesale and retail trade and service. The economy of our primary market area has benefited from the presence of large employers such as Baystate Medical Center, Big Y World Class Supermarkets, University of Massachusetts, MassMutual Financial Group, Berkshire Medical Center, Mercy Medical Center, MGM Springfield, Peter Pan Bus Lines, Westover Air Reserve Base, Westfield-Barnes Regional Airport, Smith and Wesson, Inc. and Yankee Candle Company. Other employment and economic activity is provided by financial institutions, nine other colleges and universities, eight other hospitals, and a variety of wholesale and retail trade business. Our Hampden County market also enjoys a strong tourism business with attractions such as the Eastern States Exposition called the Big E, the largest fair in the northeast, the Basketball Hall of Fame, Six Flags New England and MGM.

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

At June 30, 2020, which is the most recent date for which data is available from the FDIC, we held approximately 13.1% of the deposits in Hampden County, which was the third largest market share out of the 16 banks and thrifts with offices in Hampden County.

Human Capital Management

We remain focused on being a good corporate citizen and creating a culture where we prioritize providing an exceptional customer experience and empowering our employees. The Company believes that it has had and continues to have good employee relations. Our human capital management strategy ensures we leverage the talent needed, not just for today, but also for our future. Our employees are the foundation of our success and are responsible for upholding our guiding principles, of integrity, trust, empathy, collaboration, work ethic, courage, inclusion and positive attitude.

As of December 31, 2020, the Bank employed 358 total employees, with 298 employed full-time and 60 employed part-time. Employee retention helps the Company operate efficiently and effectively. Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. In addition, Bank employees may become stockholders of the Company through participation in its Employee Stock Ownership Plan (ESOP) and its 401(k) retirement plan, which offers a Company stock investment option.

The Company actively encourages and supports the growth and development of its employees. Management generally seeks to fill positions by promotion and transfer from within the organization, whenever practical. Career development is advanced through ongoing mentoring and development programs, as well as internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry. Each year, we attract rising juniors and seniors from colleges and universities across our footprint. They work directly with business areas where they have the opportunity to be assigned a position upon graduation.

Inclusion and Diversity

The Company strives to create an intentionally inclusive, diverse and thriving workplace where each person feels valued, respected and understood.  The Company aims to maintain a workplace that presents a respectful, productive environment for everyone and enables individuals to achieve their full potential. At December 31, 2020, our employees were representative of our commitment to recruit, develop, and retain diverse individuals, wherein approximately 68% of our employees were women and 20% of our employees are either ethnic minorities, veterans, or persons with disabilities. We remain focused on bolstering our workforce through inclusive hiring and retention practices, which we feel reflects and better serves our communities.

Health and Safety/Well-Being

The safety, health and wellness of our employees is considered a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Through teamwork and the adaptability of our employees, we were able to transition, over a short period of time, the substantial majority of our non-customer-facing employees to effectively working from remote locations and ensuring a safely-distanced working environment for employees performing customer-facing activities at banking and operational centers. All employees have been asked not to come to work when they experience signs or symptoms of a possible COVID-19 illness and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, the Company promotes the health and wellness of its employees and striving to keep the employee portion of health care premiums competitive with local competition.

Lending Activities.

General. The Company’s loan portfolio totaled $1.9 billion, or 81.5% of total assets, at December 31, 2020, compared to $1.8 billion, or 81.4% of total assets, at December 31, 2019. The Company lends to individuals, business entities, non-profit organizations and professional practices. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

The Company employs a seasoned commercial lending staff, with commercial lenders supporting the Company’s loan growth strategy. The Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets. The Company's internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company's internal compliance department monitors the residential loan origination activity for regulatory compliance.

The Executive Committee of the Company’s Board of Directors (the “Board”) approves loan relationships exceeding certain prescribed dollar limits as outlined in the Company’s lending policy.

At December 31, 2020, our general regulatory limit on loans to one borrower was $34.8 million. Our largest lending exposure was a $22.9 million commercial lending relationship, of which $16.9 million was outstanding at December 31, 2020. The relationship is primarily secured by commercial real estate located in Springfield, Massachusetts. At December 31, 2020, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2020, commercial real estate loans totaled $833.9 million, or 43.3% of total loans, compared to $816.9 million, or 46.1% of total loans, at December 31, 2019.

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

7

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At both December 31, 2020 and December 31, 2019, there was $103.3 million in commercial construction loans included within commercial real estate loans.

At December 31, 2020, our total commercial and industrial loan portfolio totaled $379.1 million, or 19.7% of our total loans, with commercial and industrial loans totaling $211.8 million, or 11.0% of total loans, and Paycheck Protection Program (“PPP”) loans totaling $167.3 million at December 31, 2020. This compares to commercial and industrial loans of $248.9 million, or 14.0% of total loans, at December 31, 2019. Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years. Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company offered PPP loans through the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. PPP loans totaled $167.3 million, or 8.7% of total loans, at December 31, 2020.

The largest concentration of commercial loans to an industry was to hotels and accommodation, which comprised approximately 5.5% of the commercial loan portfolio inclusive of commercial and industrial owner-occupied real estate loans as of December 31, 2020. At December 31, 2020, our largest commercial and industrial loan relationship was $22.9 million to a college. The loan relationship is secured by business assets and real estate. At December 31, 2020, this relationship was performing according to its original terms.

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

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $113.0 million at December 31, 2020 and $138.7 million at December 31, 2019. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $52.9 million and $24.2 million at December 31, 2020 and December 31, 2019, respectively.

Residential Real Estate Loans.

At December 31, 2020 and December 31, 2019, the residential real estate loan portfolio totaled $604.7 million, or 31.4% of total loans, and $597.7 million, or 33.7%, of total loans, respectively. In 2020 and 2019, the Company did not purchase any residential real estate loans.

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

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company may retain or sell the servicing when selling the loans. The Company is an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLB. In order to reduce interest rate risk, at December 31, 2020 and December 31, 2019, the Company serviced $38.1 million and $48.2 million, respectively, in residential loans sold to the secondary market. The servicing rights will continue to be retained on all loans sold over the life of the loan. The largest owner-occupied residential real estate loan was $1.7 million and was performing according to its original terms as of December 31, 2020.

Home Equity Loans.

At December 31, 2020 and December 31, 2019, home equity loans totaled $103.9 million, or 5.4% of total loans, and $102.5 million, or 5.8% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

Consumer Loans.

At December 31, 2020, consumer loans totaled $5.2 million, or 0.2%, of total loans and $5.7 million, or 0.4%, of total loans, at December 31, 2019. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2020		2019		2018		2017		2016
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$833,949	43.3%	$816,886	46.1%	$768,881	45.4%	$732,616	45.1%	$720,741	46.2%
Residential	604,719	31.4	597,727	33.7	577,641	34.1	557,752	34.3	522,083	33.4
Home equity	103,905	5.4	102,517	5.8	97,238	5.8	92,599	5.7	92,083	5.9
Total real estate loans	1,542,573	80.1	1,517,130	85.6	1,443,760	85.3	1,382,967	85.1	1,334,907	85.5

Commercial and industrial loans:
Commercial and industrial	211,823	11.0	248,893	14.0	243,493	14.4	238,502	14.7	222,286	14.2
PPP loans	167,258	8.7	—	—	—	—	—	—	—	—
Total commercial and industrial	379,081	19.7	248,893	14.0	243,493	14.4	238,502	14.7	222,286	14.2

Consumer	5,192	0.2	5,747	0.4	5,203	0.3	4,478	0.3	4,424	0.3

Total loans	1,926,846	100.0%	1,771,770	100.0%	1,692,456	100.0%	1,625,947	100.0%	1,561,617	100.0%

Unamortized PPP loan fees	(3,050)		—		—		—		—
Premiums and deferred loan fees and costs, net	3,587		4,264		4,401		4,734		4,867
Allowance for loan losses	(21,157)		(14,102)		(12,053)		(10,831)		(10,068)
Total loans, net	$1,906,226		$1,761,932		$1,684,804		$1,619,850		$1,556,416

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2020. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2020
	Commercial Real Estate	Residential	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$185,958	$33,017	$63,255	$86,169	$218	$—	$368,617

After one year:
One to three years	160,885	32,744	752	144,567	1,273	—	340,221
Three to five years	177,338	29,663	2,441	85,186	2,642	—	297,270
Five to ten years	287,863	40,552	10,346	53,707	297	—	392,765
Ten to twenty years	17,245	77,136	27,015	207	185	—	121,788
Over twenty years	4,660	391,607	96	9,245	577	—	406,185
Total due after one year	647,991	571,702	40,650	292,912	4,974	—	1,558,229

Total amount due:	833,949	604,719	103,905	379,081	5,192	—	1,926,846

Unamortized PPP loan fees	—	—	—	(3,050)	—	—	(3,050)
Net deferred loan origination fees and costs and premiums	(417)	2,633	695	644	32	—	3,587
Allowance for loan losses	(13,020)	(3,618)	(622)	(3,630)	(241)	(26)	(21,157)

Loans, net	$820,512	$603,734	$103,978	$373,045	$4,983	$(26)	$1,906,226

The following table presents, as of December 31, 2020, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2021, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2021
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential	$491,496	$80,206	$571,702
Home equity	40,650	—	40,650
Commercial real estate	197,550	450,441	647,991
Total real estate loans	729,696	530,647	1,260,343

Other loans:
Commercial and industrial	282,591	10,321	292,912
Consumer	4,974	—	4,974
Total other loans	287,565	10,321	297,886

Total loans	$1,017,261	$540,968	$1,558,229

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2020	2019	2018
Loans:	(In thousands)
Balance outstanding at beginning of year	$1,771,770	$1,692,456	$1,625,947

Originations:
Real estate loans:
Residential	157,190	88,541	85,216
Home equity	31,546	40,768	40,551
Commercial	154,740	150,113	130,744
Total mortgage originations	343,476	279,422	256,511

Commercial and industrial loans	308,788	90,389	98,635
Consumer loans	2,308	2,898	2,509
Total originations	654,572	372,709	357,655

Less:
Principal repayments, unadvanced funds and other, net	498,776	292,769	290,468
Loan charge-offs, net	720	626	678
Total deductions	499,496	293,395	291,146
Ending balance	$1,926,846	$1,771,770	$1,692,456

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

All loans risk rated “Special Mention (5)”, “Substandard (6)”, “Doubtful (7)” and “Loss (8)” are listed on the Company’s criticized report and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing a loss are partially charged-off or fully charged-off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. At December 31, 2020, criticized loans, inclusive of “adversely classified loans”, totaled $147.1 million, or 7.6% of total loans, compared to $83.3 million, or 4.7% of total loans, at December 31, 2019.

The Company’s adversely classified loans (defined as “Substandard (6)”, “Doubtful (7)” or “Loss (8)”) totaled $55.0 million, or 2.9% of total loans, at December 31, 2020 and $57.3 million, or 3.2%, of total loans, at December 31, 2019. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become non-performing loans totaled $47.2 million, or 2.4% of total loans, at December 31, 2020 and $47.5 million, or 2.7% of total loans, at December 31, 2019. The remaining balance of adversely classified loans were non-accrual loans totaling $7.8 million, or 0.40% of total loans, at December 31, 2020 and $9.9 million, or 0.56% of total loans, at December 31, 2019.

Total impaired loans totaled $29.1 million, or 1.5% of total loans, at December 31, 2020 and $19.5 million, or 1.1% of total loans, at December 31, 2019. Total accruing impaired loans totaled $21.3 million and $9.6 million at December 31, 2020 and December 31, 2019, respectively, while non-accrual impaired loans totaled $7.8 million and $9.9 million as of December 31, 2020 and December 31, 2019, respectively.

In management’s opinion, all impaired loan balances at December 31, 2020 and 2019, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at December 31, 2020 and December 31, 2019, no impaired loans required a specific reserve. Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2020, 2019, 2018, non-accrual loans totaled $7.8 million, or 0.41% of total loans, $9.9 million, or 0.56% of total loans, and $13.5 million, and 0.79% of total loans, respectively. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $275,000, $651,000 and $900,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

At December 31, 2020, 2019 and 2018, the Company carried no OREO balances.

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

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-accrual real estate loans:
Residential	$5,353	$4,548	$5,856	$5,961	$5,744
Home equity	124	445	391	696	120
Commercial real estate	1,632	3,843	4,701	2,959	4,452
Total non-accrual real estate loans	7,109	8,836	10,948	9,616	10,316
Other loans:
Commercial and industrial	705	1,003	2,476	3,019	3,714
Consumer	27	42	60	120	27
Total non-accrual other loans	732	1,045	2,536	3,139	3,741
Total non-performing loans	7,841	9,881	13,484	12,755	14,057
Foreclosed real estate, net	—	—	—	155	298
Total non-performing assets (1)	$7,841	$9,881	$13,484	$12,910	$14,355
Non-performing loans to total loans	0.41%	0.56%	0.79%	0.78%	0.90%
Non-performing assets to total assets	0.33	0.45	0.64	0.63	0.69

(1) Troubled debt restructurings on accrual status not included above totaled $9.8 million, $1.5 million, $2.4 million, $1.8 million and $2.1 million at December 31, 2020, 2019, 2018, 2017 and 2016, respectively.

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

The general allowance is calculated by applying loss factors to outstanding loans by loan type, excluding loans determined to be impaired. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, collateral values, loan volumes and concentrations, credit quality trends such as non-performing loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. During the year ended December 31, 2020, the Company significantly increased the general allowance as a result of the COVID-19 pandemic. For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.10% at December 31, 2020 compared to 0.79% at December 31, 2019. The allowance for loan losses to total loans ratio, excluding PPP loans, was 1.20% at December 31, 2020.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2020.

The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Balance at beginning of year	$14,102	$12,053	$10,831	$10,068	$8,840

Charge-offs:
Residential	(124)	(283)	(608)	(124)	(115)
Commercial real estate	(107)	(669)	(35)	(292)	(170)
Home equity	(53)	(37)	(37)	(24)	(42)
Commercial and industrial	(543)	(514)	(299)	(289)	—
Consumer	(136)	(197)	(171)	(319)	(159)
Total charge-offs	(963)	(1,700)	(1,150)	(1,048)	(486)

Recoveries:
Residential	65	65	25	122	9
Commercial real estate	58	873	369	142	1,065
Home equity	24	1	2	42	—
Commercial and industrial	51	74	20	81	25
Consumer	45	61	56	64	40
Total recoveries	243	1,074	472	451	1,139

Net (charge-offs) recoveries	(720)	(626)	(678)	(597)	653

Provision for loan losses	7,775	2,675	1,900	1,360	575

Balance at end of year	$21,157	$14,102	$12,053	$10,831	$10,068

Total loans receivable (1)	$1,926,846	$1,771,770	$1,692,456	$1,625,947	$1,561,617

Average loans outstanding	$1,922,607	$1,721,884	$1,666,266	$1,597,599	$1,013,611

Allowance for loan losses as a percent of total loans receivable	1.10%	0.79%	0.71%	0.67%	0.64%

Allowance for loan losses as a percent of total loans receivable, excluding PPP loans	1.20%	—%	—%	—%	—%

Net loans charged-off as a percent of average loans outstanding	0.04	0.04	0.04	0.04	(0.06)

(1) Does not include premiums, deferred costs and fees, or the allowance for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2020			December 31, 2019			December 31, 2018
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$13,020	$13,020	$—	$6,807	$6,807	$—	$5,260	$5,260
Residential real estate:
Residential	—	3,618	3,618	—	3,346	3,346	—	3,044	3,044
Home equity	—	622	622	—	574	574	—	512	512
Commercial and industrial	—	3,630	3,630	—	3,183	3,183	—	3,114	3,114
Consumer	—	241	241	—	203	203	—	135	135
Unallocated	—	26	26	—	(11)	(11)	—	(12)	(12)
Total	$—	$21,157	$21,157	$—	$14,102	$14,102	$—	$12,053	$12,053

	December 31, 2017			December 31, 2016
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$4,712	$4,712	$—	$4,083	$4,083
Residential real estate:
Residential	—	2,839	2,839	—	2,433	2,433
Home equity	—	472	472	—	429	429
Commercial and industrial	—	2,733	2,733	—	3,085	3,085
Consumer	—	71	71	—	38	38
Unallocated	—	4	4	—	—	—
Total	$—	$10,831	$10,831	$—	$10,068	$10,068

For the years ended December 31, 2020 and December 31, 2019, the Company recorded a provision of $7.8 million and $2.7 million, respectively, to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2020.

Allocation of Allowance for Loan Losses.

The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans, excluding PPP loans.

	December 31, 2020			December 31, 2019			December 31, 2018
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$13,020	$833,949	47.4%	$6,807	$816,886	46.1%	$5,260	$768,881	45.4%
Real estate mortgage:
Residential	3,618	604,719	34.4	3,346	597,727	33.7	3,044	577,641	34.1
Home equity	622	103,905	5.9	574	102,517	5.8	512	97,238	5.8
Commercial and industrial loans	3,630	211,823	12.0	3,183	248,893	14.0	3,114	243,493	14.4
Consumer loans	241	5,192	0.3	203	5,747	0.4	135	5,203	0.3
Unallocated	26	—	—	(11)	—	—	(12)	—	—
Total allowances for loan losses	$21,157	$1,759,588	100.0%	$14,102	$1,771,770	100.0%	$12,053	$1,692,456	100.0%

	December 31, 2017			December 31, 2016
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$4,712	$732,616	45.1%	$4,083	$720,741	46.2%
Real estate mortgage:
Residential	2,839	557,752	34.3	2,433	522,083	33.4
Home equity	472	92,599	5.7	429	92,083	5.9
Commercial and industrial loans	2,733	238,502	14.7	3,085	222,286	14.2
Consumer loans	71	4,478	0..3	38	4,424	0.3
Unallocated	4	—	—	—	—	—
Total allowances for loan losses	$10,831	$1,625,947	100.0%	$10,068	$1,561,617	100.0%

Loans Acquired with Deteriorated Credit Quality.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment. At December 31, 2020 and 2019, the Company had $8.5 million and $11.8 million in purchased credit- impaired loans.

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

As of the balance sheet dates reflected in this annual report, available-for-sale securities are carried at fair value. On a quarterly basis, we review securities available-for-sale with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary (“OTTI”). In estimating OTTI losses for securities available-for-sale, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit-related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes. Prior to January 1, 2018, marketable equity securities were evaluated for OTTI based upon the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses. Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

Management reports investment transactions, portfolio allocation, effective duration, market value at risk and projected cash flows to the Board on a periodic basis. The Board also approves the Company’s ongoing investment strategy.

Restricted Equity Securities.

At December 31, 2020 and 2019, the Company held $4.7 million and $14.1 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At both December 31, 2020 and 2019, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2020.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$14,775	$20,150	$20,014	$25,150	$23,947
State and municipal bonds	405	406	2,718	2,813	2,976	2,944
Corporate bonds	3.039	3,075	7,800	7,866	49,819	48,168
Total debt securities	18,315	18,256	30,668	30,693	77,945	75,059

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	162,729	186,236	186,001	165,605	159,351
U.S. government guaranteed mortgage-backed securities	20,973	20,895	11,197	11,014	20,089	19,338
Total mortgage-backed securities	182,263	183,624	197,433	197,015	185,694	178,689

Total available-for-sale securities	$200,578	$201,880	$228,101	$227,708	$263,639	$253,748

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2020 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur.

	More than One Year		More than Five Years
	through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(In thousands)
Debt securities available-for-sale:
Government-sponsored enterprise obligations	$—	—%	$9,891	1.23%	$4,980	1.86%	$14,871	$14,775	1.44%
State and municipal bonds	405	3.00	—	—	—	—	405	406	3.00
Corporate bonds	3,039	3.33	—	—	—	—	3,039	3,075	3.33
Total debt securities available-for-sale	3,444	3.29	9,891	1.23	4,980	1.86	18,315	18,256	1.79

Mortgage-backed securities available-for-sale:
Government-sponsored residential mortgage-backed	—	—	2,595	2.10	158,695	1.37	161,290	162,729	1.38
U.S. government guaranteed residential mortgage-backed	—	—	—	—	20,973	2.19	20,973	20,895	2.19
Total mortgage-backed securities available-for-sale	—	—	2,595	2.10	179,668	1.47	182,263	183,624	1.48

Total available-for-sale	$3,444	3.29%	$12,486	1.41%	$184,648	1.48%	$200,578	$201,880	1.50%

Deposits.

Deposits have traditionally been the principal source of the Company’s funds. The Company offers commercial checking, business and municipal savings accounts, term certificates of deposit, money market and business sweep accounts, and Interest on Lawyers Trust Accounts. A broad selection of competitive retail deposit products are also offered, including personal checking accounts earning interest, savings accounts, money market accounts, individual retirement accounts and time deposits. Terms on time deposits are offered ranging from three months to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, liquidity needs, the volatility of existing deposits, the asset/liability position of the Company and the overall objectives of the Company regarding the growth and retention of relationships. The Company may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of the Company’s asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. At December 31, 2020 and 2019, brokered deposits were included within time deposits and totaled $55.3 million and $21.5 million, respectively.

Core deposits (defined as regular accounts, money market accounts, interest-bearing and noninterest-bearing demand accounts) represented 71.0% of total deposits on December 31, 2020 and 61.1% on December 31, 2019. At December 31, 2020 and December 31, 2019, time deposits with remaining terms to maturity of less than one year amounted to $503.2 million and $548.6 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2020, 2019 and 2018.

Cash Management Services.

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2020			2019			2018
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$541,759	26.6%	—%	$393,303	23.4%	—%	$355,389	22.3%	—%
Interest-bearing checking accounts	94,936	4.7	0.45	70,182	4.2	0.49	63,620	4.0	0.46
Regular accounts	170,309	8.3	0.08	126,352	7.5	0.11	118,542	7.4	0.11
Money market accounts	640,790	31.4	0.40	435,396	26.0	0.66	398,396	25.0	0.58
Total core deposit accounts	1,447,794	71.0	0.21	1,025,233	61.1	0.33	935,947	58.6	0.29

Time deposits:
Due within the year	503,187	24.7	0.75	548,559	32.7	2.17	443,186	27.7	1.74
Over 1 year through 3 years	81,847	4.0	0.86	91,776	5.5	1.94	190,655	12.0	2.26
Over 3 years	5,302	0.3	0.84	12,296	0.7	1.98	26,205	1.6	1.91
Total time deposit accounts	590,336	29.0	0.77	652,631	38.9	2.13	660,046	41.4	1.90
Total	$2,038,130	100.0%	0.38%	$1,677,864	100.0%	1.03%	$1,595,993	100.0%	0.96%

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows:

	December 31, 2020		December 31, 2019
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$54,472	0.71%	$16,574	2.32%
Over 3 months through 6 months	62,404	0.50	52,577	2.45
Over 6 months through 12 months	47,682	0.58	94,558	2.26
Over 12 months	14,801	1.09	20,366	2.15
Total:	$179,359	0.63%	$184,075	2.31%

Time Deposit Balances by Rates.

A summary of time deposits by maturity is as follows:

	At December 31, 2020
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total

0.25% and under	$93,635	$9,575	$1,282	$665	$105,157	17.8%
0.26% to 0.50%	124,306	41,610	1,148	374	167,438	28.3
0.51% to 0.75%	196,000	1,111	192	1,640	198,943	33.7
0.76% to 1.00%	12,240	2,679	3,102	621	18,642	3.2
1.01% and over	77,006	13,945	7,203	2,002	100,156	17.0
Total	$503,187	$68,920	$12,927	$5,302	$590,336	100.0%

Other Sources of Funds.

As discussed above, deposit gathering has been the Company’s principal source of funds. Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowings.

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the years ended December 31, 2020 and 2019. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2020 and 2019, respectively.

The Company has an available line of credit of $16.1 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2020 and 2019, there were no advances outstanding under this line of credit. In addition, the Company has access to the Federal Reserve Bank’s PPP Loan Facility (“PPPLF”), which carries a fixed rate for the term of the advance with interest due at maturity.  The Bank secures the borrowings by pledging eligible PPP loans as collateral for the borrowings. There were no advances outstanding under the PPPLF at December 31, 2020 or December 31, 2019.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. At December 31, 2020 and 2019, we had no advances outstanding under these lines.

Financial Services.

Westfield Bank also provides access to insurance and investment products through Westfield Investment Services. In conjunction with our acquisition of Chicopee Savings Bank in October of 2016, the Company retained a partnership with LPL Financial (“LPL”), a third-party registered broker-dealer, while discontinuing our strategic alliance with the previous service provider, Charter Oak, a division of MassMutual. Westfield Investment Services is in the business of helping clients meet all of their financial needs. Westfield Investment Services representatives provide a broad range of wealth management, investment, insurance and financial planning services and strategic asset management services.

Securities and advisory services are offered through LPL, a registered investment advisor and broker-dealer (member FINRA/SIPC). Insurance products are offered through LPL or its licensed affiliates. Westfield Bank and Westfield Investment Services are not registered as a broker-dealer or investment advisor. Registered representatives of LPL offer products and services using Westfield Investment Services, and may also be employees of Westfield Bank. These products and services are being offered through LPL or its affiliates, which are separate entities from and not affiliates of Westfield Bank or Westfield Investment Services. Securities and insurance offered through LPL or its affiliates are:

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

Federal Savings and Loan Holding Company Regulation.

Western New England Bancorp is a savings and loan holding company as defined by the HOLA. In general, the HOLA restricts the business activities of savings and loan holding companies to those permitted for financial holding companies under the BHC Act. Permissible businesses activities include banking, managing or controlling banks and other activities that the FRB has determined to be so closely related to banking “as to be a proper incident thereto,” as well as any activity that is either (i) financial in nature or incidental to such financial activity (as determined by the FRB in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity, and that does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as determined solely by the FRB). Activities that are financial in nature include, among others, securities underwriting and dealing, insurance underwriting and making merchant banking investments.

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

Capital Adequacy.

In July 2013, the FRB, the OCC and the FDIC approved final rules (the “Capital Rules”) that established a new capital framework for U.S. banking organizations. The Capital Rules generally implement the Basel Committee on Banking Supervision’s December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. In addition, the Capital Rules implement certain provisions of the Dodd-Frank Act. Pursuant to the Dodd-Frank Act, Western New England Bancorp, as a savings and loan holding company, is subject to the Capital Rules.

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

The Company is in compliance with the targeted capital ratios under the Capital Rules at December 31, 2020. The Bank is subject to the Capital Rules as well. We believe that Western New England Bancorp and the Bank are in compliance with the targeted capital ratios.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA (as defined below) purposes. The Company and the Bank evaluated the simplified Capital Rules to determine our adoption status for the applicable filings periods beginning in 2020 and elected to opt-out of the community bank leverage ratio framework.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2020, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

Volcker Rule.

Section 619 of the Dodd-Frank Act, commonly known as the Volcker Rule, restricts the ability of banking entities, such as Western New England Bancorp, to: (i) engage in “proprietary trading” and (ii) invest in or sponsor certain types of funds (“Covered Funds”), subject to certain limited exceptions. The implementing regulation defines a Covered Fund to include certain investments such as collateralized loan obligation (“CLO”) and collateralized debt obligation securities. The regulation also provides, among other exemptions, an exemption for CLOs meeting certain requirements. As of December 31, 2020, Western New England Bancorp is compliant with the Volcker Rule.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2020, we were in compliance with these limitations on loans to one borrower.

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

Section 22(h) of the FRA restricts loans to directors, executive officers, and principal stockholders (“Insiders”). Under Section 22(h), loans to Insiders and their related interests may not exceed, together with all other outstanding loans to such persons and affiliated entities, the insured depository institution’s total capital and surplus. Loans to Insiders above specified amounts must receive the prior approval of the Board. Further, under Section 22(h), loans to insiders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such Insiders may receive preferential loans made under a benefit or compensation program that is widely available to the bank’s employees and does not give preference to the insider over the employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2020. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

The Fair Credit Reporting Act’s Red Flags Rule requires financial institutions with covered accounts (e.g. consumer bank accounts and loans) to develop, implement, and administer an identity theft prevention program. This program must include reasonable policies and procedures to detect suspicious patterns or practices that indicate the possibility of identity theft, such an inconsistencies in personal information or changes in account activity.

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

Risks Related to our Business and Industry

The COVID-19 pandemic is adversely impacting us and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic has severely disrupted the U.S. economy and may continue disrupting banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could continue to be significant. Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The ongoing COVID-19 global public health crisis and the resulting “stay-at-home” orders have resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, deterioration in household, business, economic and market conditions. The extent of the continued impact of the COVID-19 pandemic and actions taken in response to the pandemic on our capital, liquidity and other financial positions and on our business, results of operations and prospects will depend on a number of evolving factors, including:

●	The duration, extent, and severity of the pandemic. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.
●	The effects on our customers, counterparties, employees and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational and other risks are generally expected to increase.
●	The effects on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional and local economies and markets could suffer disruptions that are lasting. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.
●	The efficacy and availability of widespread vaccinations.

Additionally, if the ongoing COVID-19 pandemic has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected. We are unable to estimate the impact of COVID-19 on our business and operations at this time. The global pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, further reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

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

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become non-performing, it may not be able to identify deteriorating loans before they become non-performing assets, or be able to limit losses on those loans that have been identified to be non-performing. The FASB has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020, with the implementation of these changes becoming effective for the Company in fiscal years beginning after December 15, 2022. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Investment Securities Portfolio is Subject to Credit Risk and Liquidity Risk and Declines in Value in its Investment Securities Portfolio May Require the Company to Record OTTI Charges That Could Have a Material Adverse Effect on the Company’s Results of Operations and Financial Condition. There are inherent risks associated with the Company’s investment activities, many of which are beyond the Company’s control. These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

Risks Related to Legal, Governmental and Regulatory Changes

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

Replacement of the London Interbank Offered Rate (“LIBOR”) Could Adversely Affect Our Business, Financial Condition, and Results of Operations. On November 30, 2020, the ICE Benchmark Administration (“IBA”) announced that it intends to publish one week and two month USD-LIBOR (as defined below) settings until December 31, 2021, and the remaining USD-LIBOR settings until the end of June 2023. The IBA announcement was supported by similar announcements from the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, and the Board of Governors of the Federal Reserve System, Federal Deposit Insurance Corporation and Office of the Comptroller of the Currency (collectively, the ” U.S. Regulators”). Both the FCA and the U.S. Regulators in their announcements also encouraged banks to cease entering into new contracts referencing USD-LIBOR after December 2021.   These announcements indicate that the continuation of LIBOR on the current basis may not be assured after 2021. In April 2018, the New York Federal Reserve commenced publishing an alternative reference rate to LIBOR as calculated for the U.S. dollar (“USD-LIBOR”), the Secured Overnight Financing Rate (“SOFR”), proposed by a group of major market participants (the Alternative Reference Rates Committee (“ARRC”)), convened by the U.S. Federal Reserve with participation by SEC Staff and other regulators. SOFR is based on transactions in the more robust U.S. Treasury repurchase market and has been proposed as the alternative to USD-LIBOR for use in derivatives and other financial contracts that currently rely on USD-LIBOR as a reference rate. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Though an alternative reference rate for USD-LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from USD-LIBOR as a reference rate to SOFR or another reference rate.

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

State and Federal Regulatory Agencies Periodically Conduct Examinations of Our Business, Including for Compliance With Laws and Regulations, and Our Failure to Comply With Any Supervisory Actions to Which We Are or Become Subject as a Result of Such Examinations May Adversely Affect Our Business. Federal and state regulatory agencies periodically conduct examinations of our business, including our compliance with applicable laws and regulations. If, as a result of an examination, an agency were to determine that the financial, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of any of our operations had become unsatisfactory, or violates any law or regulation, such agency may take certain remedial or enforcement actions it deems appropriate to correct any deficiency. Remedial or enforcement actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced against a bank, to direct an increase in the bank’s capital, to restrict the bank’s growth, to assess civil monetary penalties against a bank’s officers or directors, and to remove officers and directors. In the event that the FDIC concludes that, among other things, our financial conditions cannot be corrected or that there is an imminent risk of loss to our depositors, it may terminate our deposit insurance. The OCC, as the supervisory and regulatory authority for federal savings associations, has similar enforcement powers with respect to our business. The CFPB also has authority to take enforcement actions, including cease-and-desist orders or civil monetary penalties, if it finds that we offer consumer financial products and services in violation of federal consumer financial protection laws.

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

Risks Related to Cybersecurity and Data Privacy

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

General Risk Factors

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

Natural Disasters, Acts of Terrorism, Public Health Issues and Other External Events Could Harm Our Business. Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The emergence of widespread health emergencies or pandemics, such as the spread of COVID-19, could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruptions to power and communication services, impacting the stability of our facilities and result in additional expenses, impairing the ability of our borrowers to repay outstanding loans or reducing the value of collateral securing the repayment of our loans, which could result in the loss of revenue and/or cause us to incur additional expenses. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

The Company May Not be Able to Attract, Retain or Develop Key Personnel. The Company’s success depends, in large part, on its ability to attract, retain and develop key personnel. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire or retain the key personnel that it depends upon for success. The unexpected loss of key personnel or the inability to identify and develop individuals for planned succession to key senior positions within management, or on the Board, could have a material adverse impact on the Company’s business because of the loss of their skills, knowledge of the Company’s market, years of industry or business experience and the difficulty of promptly finding qualified replacements.

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

The Market Price of the Company’s Common Stock May Fluctuate Significantly, and This May Make it Difficult for You to Resell Shares of Common Stock Owned by You at Times or at Prices You Find Attractive. The price of the Company’s common stock on the NASDAQ constantly changes. The Company expects that the market price of its common stock will continue to fluctuate, and the Company cannot give you any assurances regarding any trends in the market prices for its common stock.

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

The Company currently conducts business through our 25 banking offices, 25 off-site ATMs and 23 seasonal/traveling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2020. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $25.1 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2023

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2024

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2022

1500 Main Street Springfield, MA	Leased	2006	2023

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

Location	Ownership	Year Opened	Year of Lease or License Expiration
237 South Westfield Street Feeding Hills, MA	Leased	2009	2023

10 Hartford Avenue Granby, CT	Leased	2013	2022

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street Springfield, MA	Owned	2008	NA

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2022

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street (1) South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs:
516 Carew Street Springfield, MA	Tenant at will	2002	NA

1000 State Street Springfield, MA	Tenant at will	2003	NA

788 Memorial Avenue West Springfield, MA	Leased	2006	2025

2620 Westfield Street West Springfield, MA	Leased	2006	2021

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	NA

98 Lower Westfield Road Holyoke, MA	Leased	2010	2025

Westfield State University 577 Western Avenue Westfield, MA

Ely Hall	Leased	2010	2022

Wilson Hall	Leased	2010	2022

Woodward, Center	Leased	2010	2022

214 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	NA

291 Springfield Street Chicopee, MA	Owned	2015	NA

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2023

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2023

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA

Better Living Center	Tenant at will	2011	N/A

Better Living Center	Tenant at will	2011	N/A

Better Living Center (Door 6)	Tenant at will	2011	N/A

Better Living Center (Dunkin Donuts)	Tenant at will	2019	N/A

Big E Coliseum	Tenant at will	2015	N/A

Big E Young Building	Tenant at will	2011	N/A

Big E Mallary Complex	Tenant at will	2011	N/A

701 Center Street	Tenant at will	2015	N/A
Chicopee, MA

627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

(1)	This lease is for the land only, the building is owned by Westfield Bank.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2020, there were 25,276,193 shares of the Company’s common stock outstanding by approximately 2,086 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2020.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)(3)
October 1 - 31, 2020	79,558	6.38	79,558	1,288,800
November 1 - 30, 2020	125,702	6.45	125,702	1,163,098
December 1 - 31, 2020	147,270	6.78	127,728	1,035,370
Total	352,530	6.57	332,988	1,035,370

(1)	On January 29, 2019, the Board of Directors authorized an additional stock repurchase program under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock (the “2019 Plan”). On October 19, 2020, the Company announced the completion of the 2019 Plan.
(2)	Repurchase of 19,542 shares related to tax obligations for shares of restricted stock that vested on December 31, 2020 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 5, 2021.
(3)	On October 27, 2020, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,300,000 shares, or 5%, of its outstanding common stock.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2015 to December 31, 2020, to the total return by an investor who invested $100.00 in the NASDAQ Bank Index and the SNL U.S. Thrift $1 Billion - $5 Billion Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the NASDAQ Bank Index and the SNL U.S. Thrift $1 Billion - $5 Billion Index

		Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Western New England Bancorp, Inc.	100.00	113.04	133.37	124.75	122.22	90.44
NASDAQ Bank	100.00	137.97	145.50	121.96	151.69	140.31
SNL U.S. Thrift $1 Billion - $5 Billion	100.00	136.30	138.06	96.07	116.56	93.62

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

You should read the following financial results for the year ended December 31, 2020 in the context of this strategy.

For the twelve months ended December 31, 2020, net income was $11.2 million, or $0.45 diluted earnings per share, compared to net income of $13.3 million, or $0.51 diluted earnings per share, for the twelve months ended December 31, 2019. The results for the twelve months ended December 31, 2020 showed an increase in interest and dividend income and a decrease in interest expense, which were both offset by an increase in interest expense and an increase in the provision for loan losses. The provision for loan losses was $7.8 million for the year ended December 31, 2020, compared to $2.7 million for the year ended December 31, 2019.  The allowance for loan losses was $21.2 million, or 1.10% of total loans, at December 31, 2020 and $14.1 million, or 0.79%, at December 31, 2019. Excluding PPP loans, the allowance for loan losses as a percentage of total loans was 1.20% at December 31, 2020. At December 31, 2020, the allowance for loan losses as a percentage of non-performing loans was 269.8%, compared to 142.7% at December 31, 2019. The twelve months ended 2020 was impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

Net interest income increased $6.4 million, or 11.1%, to $64.4 million, for the twelve months ended December 31, 2020, compared to $58.0 million for the twelve months ended December 31, 2019. The increase in net interest income was due to an increase of $759,000, or 0.9%, in interest and dividend income and a decrease of $5.7 million, or 23.6%, in interest expense. For the twelve months ended December 31, 2020, interest and dividend income included $4.8 million in interest income and origination fees from PPP loans. During the twelve months ended December 31, 2020, the Company recorded $976,000 in positive purchase accounting adjustments and $193,000 in interest income and late charges from the full payoff of a $3.5 million credit-marked substandard classified loan, compared to $16,000 in positive purchase accounting adjustments during the twelve months ended December 31, 2019. The Company recorded prepayment penalties of $409,000 and $496,000 during the twelve months ended December 31, 2020 and 2019, respectively. Excluding the items mentioned above, net interest income increased $544,000, or 0.9%, from the same period in 2019. The decrease in interest expense of $5.7 million, or 23.6%, was due to a $3.7 million, or 21.5%, decrease in interest expense on deposits and a decrease in interest expense on FHLB advances of $2.0 million, or 28.6%.

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

The Governor implemented a four-phase reopening plan for the Company’s market area. State and local governments closely monitored key public health data as the situation evolved. On July 8, 2020, Massachusetts entered the first step of Phase 3 of the re-opening plan; however, on August 7, 2020, Massachusetts’ Governor Baker, indefinitely postponed the second step of Phase 3 of the reopening plan. On September 29, 2020, Governor Baker announced that effective October 5, 2020, the Commonwealth of Massachusetts would transition to the second step of Phase 3 only in lower-risk communities. Lower-risk communities are defined as cities or towns that have not been a “red” community in any of the last three Department of Public Health weekly reports. Under the final phase of the reopening plan, the “new normal,” businesses will not be allowed to resume normal operations until an effective treatment or vaccine is discovered.

On November 27, 2020, as public health data demonstrated an increase in case numbers within our market area, we made the decision to once again close our branch lobbies and conduct business through scheduled appointments, online channels, drive-throughs and ATMs. On December 22, 2020, Governor Baker announced a series of new COVID-19 restrictions on businesses and gatherings. The restrictions began on December 26, 2020, and on January 21, 2021, Governor Baker extended restrictions through February 8, 2021. The capacity limits for most industries (including restaurants, theaters, personal services, casinos, officer buildings, places of worship, retail, libraries, fitness centers, etc.) were reduced to 25% and the number of people allowed to gather outside was limited to 25 and indoor gathering were limited to 10 people.

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

Paycheck Protection Program.

As a Preferred Lender with the SBA, the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the CARES Act launched by the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2020, the Company received funding approval from the SBA for 1,386 applications totaling $223.1 million, with $7.1 million of processing fees.

On October 8, 2020, the SBA and Treasury released a simplified PPP loan forgiveness application for loans with balances of $50,000 or less, and on December 27, 2020, the SBA announced that the simplified PPP loan forgiveness amount had been increased to $150,000. Since April 6, 2020, the Company has originated 1,113 PPP loans with balances of $150,000 or less totaling $43.4 million. The Company started processing PPP loan forgiveness requests in October 2020. As of December 31, 2020, the Company processed 273 loan forgiveness applications totaling $55.8 million. Total PPP loans decreased $55.8 million, or 25.0%, from $223.1 million at September 30, 2020 to $167.3 million at December 31, 2020.

As part of the $900 billion COVID-19 relief bill that was signed into law on December 27, 2020, the SBA and Treasury announced a new $284.5 billion PPP, and started accepting applications from the Company on January 19, 2021. The closing date for the new PPP is March 31, 2021. The Company looks forward to building on new small business relationships enabled by the new PPP with a keen focus on cross-selling opportunities and increasing profitability.

Loan Modifications/Troubled Debt Restructurings.

The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, have encouraged financial institutions to work “prudently” with borrowers who request loan modifications or deferrals as a result of the economic impacts of COVID-19. Pursuant to Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Financial institutions can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting under U.S. GAAP. The Company has adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency.

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment modifications totaled $261.0 million (525 loans), for which principal and interest payments were deferred, and represented 15% of the total loan portfolio, excluding PPP loans. As of December 31, 2020, deferred loan payment modifications declined to $76.9 million (47 loans), or 4.4% of total loans, excluding PPP loans, in outstanding loans that continue to be modified under the CARES Act.

The table below breaks out the remaining modifications granted under the CARES Act at December 31, 2020:

			December 31, 2020
			CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at December 31, 2020	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate	$833.9	47.4%	$64.0	19	7.7%
Commercial and industrial	211.9	12.0%	9.3	10	4.4%
Residential real estate	708.6	40.3%	3.6	16	0.5%
Consumer	5.2	0.3%	0.0	2	0.7%
Total	$1,759.6	100.0%	$76.9	47	4.4%

The table below breaks out the status of the remaining modifications granted under the CARES Act as of December 31, 2020:

	Loans Under 1st Modification			Loans Granted Subsequent Modification			Total Remaining CARES Act Modifications
Loan Segment(1)(2)	Modification Balance	# of Loans	% of Loan Segment Balance	Modification Balance	# of Loans	% of Loan Segment Balance	Modification Balance	# of Loans	% of Loan Segment Balance
($ in millions)
Commercial real estate	$6.2	2	0.7%	$57.8	17	6.9%	$64.0	19	7.7%
Commercial and industrial	1.1	4	0.5%	8.2	6	3.9%	9.3	10	4.4%
Residential real estate	1.2	8	0.2%	2.4	8	0.3%	3.6	16	0.5%
Consumer	0.0	1	0.0%	0.0	1	0.0%	0.0	2	0.7%
Total	$8.5	15	0.5%	$68.4	32	3.9%	$76.9	47	4.4%

(1)	Excludes PPP loans and deferred fees

(2)	Residential includes home equity loans and lines of credit

The following table provides some insight into the composition of the Bank’s loan portfolio and remaining loan modifications, excluding PPP loans, as of December 31, 2020:

Commercial Real Estate	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Apartment	9.2%	66.5%	—
Office	8.4%	60.3%	—
Industrial	6.8%	49.1%	2.5%
Retail/Shopping	6.4%	46.1%	—
Hotel	3.2%	23.0%	90.5%
Residential non-owner	2.6%	19.0%	—
Auto sales	2.1%	14.8%	—
Mixed-use	2.1%	15.1%	—
Adult care/Assisted living	2.0%	14.7%	20.9%
College/school	1.6%	11.3%	0.5%
Other	1.2%	8.3%	7.6%
Auto service	0.6%	4.1%	—
Gas station/convenience store	0.6%	4.5%	—
Restaurant	0.6%	4.1%	7.9%
Total commercial real estate loans	47.4%		7.7%

Commercial and Industrial Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Manufacturing	2.9%	20.6%	0.3%
Wholesale trade	2.0%	14.2%	—
Specialty trade	0.6%	4.5%	—
Heavy and civil engineering construction	0.8%	5.5%	2.4%
Educational services	0.6%	4.4%	0.5%
Transportation and warehouse	0.7%	5.0%	55.3%
Healthcare and social assistance	0.4%	3.0%	15.4%
Auto sales	0.4%	3.0%	—
All other C&I (3)	3.6%	25.5%	1.3%
Total commercial and industrial loans	12.0%		4.4%

Residential and Consumer Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Residential real estate	40.3%	289.8%	0.5%
Consumer	0.3%	2.1%	—
Total residential and consumer loans	40.6%		0.5%
Total Portfolio	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Commercial real estate	47.4%	341.0%	7.7%
Commercial and industrial	12.0%	86.7%	4.4%
Residential real estate	40.3%	289.8%	0.5%
Consumer	0.3%	2.1%	0.7%
Total			4.4%

(1)	Excludes PPP loans of $167.3 million as of December 31, 2020.
(2)	Modified balances as of December 31, 2020 (Commercial real estate loans $64.0 million; Commercial and industrial loans $9.3 million; and Residential loans $3.6 million).
(3)	Other consists of multiple industries.

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

Allowance for Loan Losses.

The COVID-19 pandemic materially impacted the Company’s determination of the allowance for loan losses for the twelve months ended December 31, 2020. In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. Beginning at the end of March 2020, a record number of Americans filed for unemployment benefits. The global pandemic could cause the Company to experience higher credit losses in its lending portfolio, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects.

To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation - “Economic Impact of COVID-19” at March 31, 2020. The allocation of additional reserves for the twelve months ended December 31, 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook as described above. The Company’s provision for loan losses was $7.8 million for the twelve months ended December 31, 2020. Of the total provision, $2.3 million was related to asset quality changes, $2.5 million was related to the inclusion of the acquired loan portfolio into the general reserves, and $2.3 million was related to the addition of the COVID-19 factor to the allowance. The total increase was based on management’s evaluation of certain qualitative factors included in the determination of the allowance, primarily a result of the abrupt slowdown in commercial economic activity resulting from actions announced by the State of Massachusetts to close all non-essential businesses in the state as well as the dramatic rise in the unemployment rate. Local unemployment rates continue to trail the national averages due to the slower reopening plan for Massachusetts relative to other states. Loans demonstrating cash flow declines and borrowers sensitive to the prolonged shutdown were identified and contributed to an overall increase in reserves for the twelve months ended December 31, 2020.

In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee. The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Subsequent to acquisition, there have been no indications that there has been any subsequent deterioration to the acquired portfolio. Due to the ongoing impacts and extended nature of the pandemic, during the three months ended September 30, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million. The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

Asset Quality.

Based upon an analysis of the portfolio to identify potentially impacted industries from the COVID-19 pandemic, including the downgrade of several lending relationships, specifically within the hotel portfolio, we allocated a total provision for loan losses of $7.8 million for the twelve months ended December 31, 2020. Of the total provision, $2.3 million was related to asset quality changes, $2.5 million was related to the inclusion of the acquired loan portfolio into the general reserves, and $2.3 million was related to COVID-19 factors. Our allowance as a percentage of total loans, excluding PPP loans, was 1.20% at December 31, 2020 and 0.79% at December 31, 2019.

As mentioned above, due to the ongoing pandemic, the Company evaluated the loan portfolio acquired on October 24, 2016 from Chicopee for COVID-19 sensitive industries. The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. During the three months ended September 30, 2020, the Company provided an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million for the twelve months ended December 31, 2020. In addition, during the twelve months ended December 31, 2020, special mention loans increased $66.2 million to $92.1 million at December 31, 2020, from $25.9 million at December 31, 2019. During the twelve months ended December 31, 2020, we downgraded six relationships totaling $46.6 million in the hotel industry. The hotel industry has experienced disruption as a direct result of the negative economic impacts of the COVID-19 pandemic.

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

Analysis of Net Interest Income.

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. The Company reports net interest margin on a tax-equivalent basis throughout this entire annual report.

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2020, 2019 and 2018. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2020			2019			2018
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,922,607	$78,284	4.07%	$1,721,884	$75,354	4.38%	$1,666,266	$71,283	4.28%
Securities(2)	214,312	4,360	2.03	245,417	6,236	2.54	268,614	7,181	2.67
Other investments - at cost	14,915	587	3.94	16,061	833	5.19	17,453	863	4.94
Short-term investments(3)	45,858	109	0.24	13,459	230	1.71	10,213	175	1.71
Total interest-earning assets	2,197,692	83,340	3.79	1,996,821	82,653	4.14	1,962,546	79,502	4.05
Total non-interest-earning assets	140,725			137,000			134,174
Total assets	$2,338,417			$2,133,821			$2,096,720

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$86,086	387	0.45	$72,690	377	0.52	$87,072	340	0.39
Savings accounts	153,073	136	0.09	126,506	146	0.12	136,428	162	0.12
Money market accounts	521,692	2,838	0.54	405,785	2,532	0.62	414,686	1,911	0.46
Time deposits	634,111	10,139	1.60	668,521	14,152	2.12	596,182	9,270	1.55
Total interest-bearing deposits	1,394,962	13,500	0.97	1,273,502	17,207	1.35	1,234,368	11,683	0.95
Short-term borrowings and long-term debt	190,752	4,945	2.59	240,416	6,930	2.88	277,151	7,295	2.63
Interest-bearing liabilities	1,585,714	18,445	1.16	1,513,918	24,137	1.59	1,511,519	18,978	1.26
Non-interest-bearing deposits	489,602			366,211			327,868
Other non-interest-bearing liabilities	32,251			23,098			16,653
Total non-interest-bearing liabilities	521,853			389,309			344,521
Total liabilities	2,107,567			1,903,227			1,856,040
Total equity	230,850			230,594			240,680
Total liabilities and equity	$2,338,417			$2,133,821			$2,096,720
Less: Tax-equivalent adjustment(2)		(465)			(537)			(512)
Net interest and dividend income		$64,430			$57,979			$60,012
Net interest rate spread			2.61%			2.52%			2.77%
Net interest rate spread, on a tax-equivalent basis (4)			2.63%			2.55%			2.79%
Net interest margin			2.93%			2.90%			3.06%
Net interest margin, on a tax-equivalent basis (5)			2.95%			2.93%			3.08%
Ratio of average interest-earning assets to average interest-bearing liabilities			138.59%			131.90%			129.84%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs, and unadvanced funds and allowance for loan losses.
(2)	Securities income, loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2020 and 2019 and 2018. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported in the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(5)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Year Ended December 31, 2020 Compared to Year Ended December 31, 2019			Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$8,784	$(5,854)	$2,930	$2,379	$1,692	$4,071
Investment securities (1)	(790)	(1,086)	(1,876)	(620)	(325)	(945)
Other investments - at cost	(59)	(187)	(246)	(69)	39	(30)
Short-term investments	554	(675)	(121)	56	(1)	55
Total interest-earning assets	8,489	(7,802)	687	1,746	1,405	3,151

Interest-bearing liabilities
Interest-bearing checking accounts	69	(59)	10	(56)	93	37
Savings accounts	31	(41)	(10)	(12)	(4)	(16)
Money market accounts	723	(417)	306	(41)	662	621
Time deposits	(728)	(3,285)	(4,013)	1,125	3,757	4,882
Short-term borrowing and long-term debt	(1,432)	(553)	(1,985)	(967)	602	(365)
Total interest-bearing liabilities	(1,337)	(4,355)	(5,692)	49	5,110	5,159
Change in net interest and dividend income	$9,826	$(3,447)	$6,379	$1,697	$(3,705)	$(2,008)

(1) Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2020, 2019 and 2018. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income.

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

	Twelve Months Ended December 31,
	2020		2019		2018
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$77,837	4.05%	$74,837	4.35%	$70,795	4.25%
Tax-equivalent adjustment (1)	447		517		488
Loans (tax-equivalent basis)	$78,284	4.07%	$75,354	4.38%	$71,283	4.28%

Securities (no tax adjustment)	$4,342	2.03%	$6,216	2.53%	$7,157	2.66%
Tax-equivalent adjustment (1)	18		20		24
Securities (tax-equivalent basis)	$4,360	2.03%	$6,236	2.54%	$7,181	2.67%

Net interest income (no tax adjustment)	$64,430		$57,979		$60,012
Tax-equivalent adjustment (1)	465		537		512
Net interest income (tax-equivalent basis)	$64,895		$58,516		$60,524

Interest rate spread (no tax adjustment)		2.61%		2.52%		2.77%
Net interest margin (no tax adjustment)		2.93%		2.90%		3.06%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2020, 2019 and 2018.

Comparison of Financial Condition at December 31, 2020 and December 31, 2019.

At December 31, 2020, total assets of $2.4 billion increased $184.4 million, or 8.5%, from December 31, 2019. The balance sheet composition and changes since December 31, 2019 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $87.4 million, or 3.7% of total assets, at December 31, 2020 and $24.7 million, or 1.1% of total assets, at December 31, 2019. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company. The increase in cash and cash equivalents at December 31, 2020 is primarily due to an increase in deposits during 2020.

Investments.

At December 31, 2020, the investment portfolio of $213.8 million, or 9.0% of total assets, decreased $20.6 million, or 9.9%, compared to $234.4 million, or 10.7% of total assets, at December 31, 2019. Available-for-sale securities comprised the majority of the fair value of the portfolio and represented 94.4% and 97.1% of total investments at December 31, 2020 and 2019, respectively. The marketable equity securities portfolio totaled $12.0 million and $6.7 million at December 31, 2020 and 2019. At December 31, 2020 and 2019, all securities were carried at fair market value.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $4.7 million and $14.1 million at December 31, 2020 and December 31, 2019, respectively.

At December 31, 2020 and 2019, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

Total loans of $1.9 billion represented 81.5%, of total assets, at December 31, 2020, compared to 81.2% of total assets, at December 31, 2019. Total loans increased $151.3 million, or 8.5%, primarily due to an increase in commercial and industrial loans of $130.2 million, or 52.3%. Excluding PPP loans of $167.3 million, commercial and industrial loans decreased $37.1 million, or 14.9%, from December 31, 2019. As compared to December 31, 2019, commercial real estate loans increased $17.0 million, or 2.1%, and residential real estate loans, which include home equity loans, increased $8.4 million, or 1.2%. The decrease in commercial and industrial loans of $37.1 million, or 14.9%, was due to pay downs on existing revolving lines of credit of approximately $36.4 million, or 42.5%, from December 31, 2019 to December 31, 2020. Commercial line utilization decreased from 33% at December 31, 2019 to 16.8% at December 31, 2020. In order to reduce interest rate risk, the Company currently services $38.1 million in residential loans sold to the secondary market.

Bank-Owned Life Insurance (“BOLI”).

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $72.9 million and $71.1 million at December 31, 2020 and 2019, respectively.

Deposits.

At December 31, 2020, total deposits were $2.0 billion, an increase of $360.3 million, or 21.5%, from December 31, 2019, primarily due to an increase in core deposits of $422.6 million, or 41.2%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.0 billion, or 61.1% of total deposits, at December 31, 2019, to $1.4 billion, or 71.0% of total deposits, at December 31, 2020. Non-interest-bearing deposits increased $148.5 million, or 37.7%, to $541.8 million, interest-bearing checking accounts increased $24.8 million, or 35.3%, to $94.9 million, savings accounts increased $44.0 million, or 34.8%, to $170.3 million, and money market accounts increased $205.4 million, or 47.2%, to $640.8 million. The increase in core deposits of $422.6 million, or 41.2%, can be attributed to the government stimulus for individuals, lower consumer spending over the last several months, PPP loan proceeds deposited into borrower checking accounts, as well as the three new branches in 2020. Time deposits decreased $62.3 million, or 9.5%, from $652.6 million at December 31, 2019 to $590.3 million at December 31, 2020. Brokered deposits, which are included within time deposits, were $55.3 million at December 31, 2020 and $21.5 million at December 31, 2019.

Borrowed Funds.

At December 31, 2020, FHLB advances decreased $182.7 million, or 75.9%, from $240.5 million at December 31, 2019, to $57.9 million. The increase in low cost deposits provided the opportunity to repay approximately $132.7 million, or 55.2%, of high cost maturing FHLB advances. In addition, during the three months ended December 31, 2020, the Company extinguished $50.0 million of FHLB advances that had a weighted average rate of 2.05%. The extinguishment of debt resulted in a prepayment penalty charge of $987,000 recognized in non-interest expense during the three months ended December 31, 2020. The earn-back on the expenses related to the extinguishment is less than 12 months. At December 31, 2020, the $57.9 million in outstanding FHLB advances carried a weighted average rate of 1.17%. Of the $57.9 million in outstanding FHLB advances, $42.3 million, or 73.3%, are scheduled to mature by December 31, 2021, and carry a weighted average rate of 1.45%. The remaining balance of $15.6 million has a remaining maturity of 2.1 years and a weighted average rate of 0.40%. The increase in low cost deposits provided funding for the PPP loan portfolio. The Company has access to the Paycheck Protection Program Liquidity Fund through March 31, 2021 to fund the PPP loan portfolio, if necessary.

Shareholder’s Equity.

At December 31, 2020, shareholders’ equity was $226.6 million, or 9.6% of total assets, compared to $232.0 million, or 10.6% of total assets, at December 31, 2019. The decrease in shareholders’ equity reflects $10.7 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $5.0 million and a decrease in accumulated other comprehensive loss of $2.3 million, partially offset by net income of $11.2 million. Total shares outstanding as of December 31, 2020 were 25,276,193.

The Company’s book value per share was $8.97 at December 31, 2020, compared to $8.74 at December 31, 2019, while tangible book value per share increased $0.22, or 2.7%, from $8.14 at December 31, 2019 to $8.36 at December 31, 2020. As of December 31, 2020, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

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

The Company provides a wide range of investment advisory and wealth management services. Investment assets under management of $171.7 million, increased $21.9 million, or 14.6%, for the year ended December 31, 2020, from $149.8 million for the year ended December 31, 2019.

Comparison of Operating Results for Years Ended December 31, 2020 and 2019.

General.

For the twelve months ended December 31, 2020, the Company reported net income of $11.2 million, or $0.45 per diluted share, compared to $13.3 million, or $0.51 per diluted share, for the twelve months ended December 31, 2019.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2020, net interest income increased $6.4 million, or 11.1%, to $64.4 million, compared to $58.0 million for the twelve months ended December 31, 2019. The increase in net interest income was due to an increase of $759,000, or 0.9%, in interest and dividend income and a decrease of $5.7 million, or 23.6%, in interest expense. For the twelve months ended December 31, 2020, interest and dividend income included $4.8 million in interest income and origination fees from PPP loans. During the twelve months ended December 31, 2020, the Company recorded $976,000 in positive purchase accounting adjustments and $193,000 in interest income and late charges from the full payoff of a $3.5 million credit-marked substandard classified loan, compared to $16,000 in positive purchase accounting adjustments during the twelve months ended December 31, 2019. The Company recorded prepayment penalties of $409,000 and $496,000 during the twelve months ended December 31, 2020 and 2019, respectively. Excluding the items mentioned above, net interest income increased $544,000, or 0.9%, from the same period in 2019. The decrease in interest expense of $5.7 million, or 23.6%, was due to a $3.7 million, or 21.5%, decrease in interest expense on deposits and a decrease in interest expense on FHLB advances of $2.0 million, or 28.6%.

The net interest margin for the twelve months ended December 31, 2020 was 2.93%, compared to 2.90% for the twelve months ended December 31, 2019. The net interest margin, on a tax-equivalent basis, was 2.95% for the twelve months ended December 31, 2020, compared to 2.93% for the twelve months ended December 31, 2019. Excluding $4.8 million in interest income and origination fees from PPP loans, the prepayment penalties and the purchase accounting adjustments discussed above, the net interest margin decreased from 2.88% for the twelve months ended December 31, 2019 to 2.83% for the twelve months ended December 31, 2020. The decrease in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels.

The average yield on interest-earning assets decreased 35 basis points from 4.14% for the twelve months ended December 31, 2019 to 3.79% for the twelve months ended December 31, 2020. The yield on average loans decreased from 4.38% during the twelve months ended December 31, 2019 to 4.07% during the twelve months ended December 31, 2020. Excluding the adjustments discussed above of $6.4 million and $513,000 for the twelve months ended December 31, 2020 and 2019, respectively, the yield on average loans decreased from 4.34% for the twelve months ended December 31, 2019 to 4.04% for the twelve months ended December 31, 2020.

During the twelve months ended December 31, 2020, the average cost of total funds, including non-interest bearing demand accounts and FHLB advances, decreased 39 basis points from 1.28% for the twelve months ended December 31, 2019 to 0.89%. For the twelve months ended December 31, 2020, the average cost of core deposits, including non-interest-bearing demand deposits, decreased 4 basis points to 0.27%, from 0.31% for same period in 2019. The average cost of time deposits decreased 52 basis points from 2.12% for the twelve months ended December 31, 2019 to 1.60% during the same period in 2020. The average cost of borrowings decreased 29 basis points from 2.88% for the twelve months ended December 31, 2019 to 2.59% for the twelve months ended December 31, 2020. For the twelve months ended December 31, 2020, average demand deposits, an interest-free source of funds, increased $123.4 million, or 33.7%, from $366.2 million, or 22.3% of total average deposits, for the twelve months ended December 31, 2019 to $489.6 million, or 26.0% of total average deposits, for the twelve months ended December 31, 2020.

During the twelve months ended December 31, 2020, average interest-earning assets increased $200.9 million, or 10.1%, to $2.2 billion. The increase in average interest-earning assets was due to an increase in average loans of $200.7 million, or 11.7%, partially offset by a decrease in average securities of $31.1 million, or 12.7%. Excluding average PPP loans of $145.5 million, average interest-earning assets and average loans increased $55.4 million, or 2.8%, and $55.2 million, or 3.2%, respectively.

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

The Company increased the provision for loan losses by $5.1 million, or 190.7%, from $2.7 million for the twelve months ended December 31, 2019, to $7.8 million for the twelve months ended December 31, 2020. As previously mentioned, this increase was reflective of the impact of the COVID-19 pandemic on the Company’s allowance for loan losses including the previously acquired Chicopee portfolio.

The Company recorded net charge-offs of $720,000 for the twelve months ended December 31, 2020, as compared to net charge-offs of $626,000 for the twelve months ended December 31, 2019. During the twelve months ended December 31, 2020, the Company recorded charge-offs of $963,000, compared to $1.7 million during the same period in 2019. During the twelve months ended December 31, 2020, the Company recorded recoveries of $243,000, compared to recoveries of $1.1 million during the same period in 2019.

The allowance for loan losses as a percentage of total loans was 1.10% at December 31, 2020, compared to 0.79% at December 31, 2019. At December 31, 2020, the allowance for loan losses as a percentage of non-performing loans was 269.8%, compared to 142.7% at December 31, 2019. The allowance for loan losses as a percentage of total loans, excluding PPP loans, was 1.20% at December 31, 2020.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2020, non-interest income of $9.3 million decreased $454,000, or 4.7%, compared to $9.7 million for the twelve months ended December 31, 2019. The decrease in non-interest income was due to a $297,000, or 4.0%, decrease in service charges and fees, partially offset by an increase in other income from swap fees on commercial loans of $180,000, or 38.0%. During the twelve months ended December 31, 2019, service charges and fees included $110,000 in non-recurring interchange fee income as well as seasonal income in ATM surcharges of $180,000, which typically occurs each year in the third quarter. Due to the COVID-19 pandemic, the annual event did not occur this year. During the twelve months ended December 31, 2020, NSF fee income decreased $434,000, or 25.1%, from the same period in 2019. Transaction-based deposit account balances have increased significantly during the twelve months ended December 31, 2020 compared to the same period in 2019.  The lack of deposit withdrawals resulting from a decline in normal consumer spending habits due to the closure of nonessential businesses to mitigate the spread of the COVID-19 virus has reduced transaction activity and the occurrence of overdrafts on deposit accounts.

During the twelve months ended December 31, 2020, the Company reported unrealized gains on marketable equity securities of $109,000 and a realized gain on the sale of securities of $2.0 million, compared to unrealized gains on marketable equity securities of $165,000 and a realized loss on the sale of securities of $97,000 during the same period in 2019. As mentioned previously, the Company also incurred a non-recurring $2.4 million loss on a terminated interest rate swap during the twelve months ended December 31, 2020.

Non-Interest Expense.

For the twelve months ended December 31, 2020, non-interest expense increased $3.9 million, or 8.2%, to $51.8 million compared to $47.8 million, for the twelve months ended December 31, 2019. As mentioned above, during the three months ended December 31, 2020, the Company prepaid $50.0 million of FHLB borrowings. The transaction was accounted for as an early debt extinguishment resulting in a loss of $987,000. Excluding the loss, non-interest expense increased $3.0 million, or 6.2%, from the twelve months ended December 31, 2019 to the twelve months ended December 31, 2020.

The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expenses of $1.7 million, or 6.1%. The increase in salary and employee benefits was due to several factors, including higher commissions and incentives associated with increased residential loan production of $720,000, compared to $350,000 from the same period in 2019. Also contributing to the increase was staffing for the three new branches opened in 2020, as well as annual staff salary increases. The funding of PPP loans and increase in loan volume resulted in an increase in deferred loan origination costs of $721,000, or 69.0%, against salary expense compared to the same period in 2019. FDIC insurance expense increased $602,000, or 140.0%. During the twelve months ended December 31, 2019, the FDIC applied small bank credits against the quarterly assessments. The Company fully utilized its small bank assessment credits during the three months ended March 31, 2020. Occupancy expenses increased $346,000, or 8.3%, due to the opening of three branches in 2020, and an increase of $141,000, or 36.6%, due to COVID-19 cleaning related expenses. Data processing expenses increased $121,000, or 4.4%, other non-interest expense increased $620,000, or 8.5%, due to several factors but primarily due to swap fees paid to third parties of $165,000, and approximately $126,000 in PPP software costs. These increases were partially offset by a decrease in advertising expenses of $226,000, or 17.0%, a decrease in furniture and equipment of $136,000, or 8.1%, and a decrease in professional fees of $67,000, or 2.7%. For the twelve months ended December 31, 2020, the efficiency ratio was 70.0%, compared to 70.7% for the twelve months ended December 31, 2019.

Income Taxes.

Income tax expense for the twelve months ended December 31, 2020 was $2.9 million, or an effective tax rate of 20.8%, compared to $3.9 million, or an effective tax rate of 22.4%, for twelve months ended December 31, 2019. The decrease in the Company’s effective tax rate was primarily due to the effect of lower pre-tax income for the fiscal year ended December 31, 2020.

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

At December 31, 2020 and December 31, 2019, outstanding borrowings from the FHLB were $57.9 million and $240.5 million, respectively. At December 31, 2020, we had $476.8 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2020 and 2019, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

A summary of lease obligations, borrowings and credit commitments at December 31, 2020 follows:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Year But Within 5 Years	After 5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$1,482	$2,586	$2,132	$5,629	$11,829

Borrowings and Debt
Federal Home Loan Bank	42,388	14,816	646	—	57,850

Credit Commitments
Available lines of credit	232,958	—	—	92,609	325,567
Other loan commitments	77,772	31,261	580	4,441	114,054
Letters of credit	13,808	6,307	451	255	20,821
Total credit commitments	324,538	37,568	1,031	97,305	460,442

Other Obligations
Vendor Contracts	3,972	7,868	4,589	—	16,429

Total Obligations	$372,380	$62,838	$8,398	$102,934	$546,550

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2020, we originated $654.6 million in loans, compared to $372.7 million in 2019. We purchased securities totaling $159.0 million for the year ended December 31, 2020, compared to purchases of $74.5 million for the year ended December 31, 2019. At December 31, 2020, the Company had approximately $134.9 million in loan commitments and letters of credit to borrowers and approximately $325.5 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2020, time deposit accounts scheduled to mature within one year totaled $503.2 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments.

At December 31, 2020, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 12, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

We do not anticipate any material capital expenditures during the calendar year 2021, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

In 2020, cash flows from deposit inflows were used to pay down high cost FHLB borrowings and fund loan growth. The Company continues its emphasis on growing commercial loans which typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2020	At December 31, 2019
1 – 12 Months
+200 basis points	-1.6%	-3.0%
-100 basis points	-1.3%	0.0%

13 – 24 Months
+200 basis points	-4.9%	-5.8%
-100 basis points	-9.1%	2.6%

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

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board of Directors has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments. We did not have any interest rate swap agreements designated as cash flow hedges at December 31, 2020.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and Subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Consolidated Financial Statements of the Company and our report dated March 11, 2021 expressed an unqualified opinion.

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

March 11, 2021

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following information included in the Proxy Statement is incorporated herein by reference: “Information About Our Board of Directors,” “Information About Our Executive Officers Who Are Not Directors,” and “Corporate Governance.”

ITEM 11.	EXECUTIVE COMPENSATION.

The following information included in the Proxy Statement is incorporated herein by reference: “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation” and “Director Compensation.”

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

4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*

Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).

10.3*	Form of Amended and Restated Deferred Compensation Agreement with Donald A. Williams (incorporated by reference to Exhibit 10.10 of the Form 8-K filed with the SEC on December 22, 2005).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*

Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).

10.6*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*

Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).

10.8*	Employment Agreement between Gerald P. Ciejka and Westfield Bank (incorporated by reference to Exhibit 10.17 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*

Employment Agreement between Gerald P. Ciejka and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.18 of the Form 8-K filed with the SEC on January 5, 2009).

10.10*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
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

10.13*

Employment Agreement between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.3 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.14*

Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.15*

Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).

10.16*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.17*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.18*	Employment Agreement between Louis Gorman, III and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 23, 2018).
10.19*	Employment Agreement between Louis Gorman, III and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on March 23, 2018).
10.20†	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017.
10.21†	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017.
10.22†	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021.
10.23†	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021.
10.24†	Amended and Restated Change of Control Agreement dated October 25, 2007 between Deborah J. McCarthy and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.).
10.25*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).
10.26*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).
10.27*

First Amendment dated October 22, 2019 between William J. Wagner and Western New England Bancorp to the Employment Agreement dated as of April 4, 2016, between William J. Wagner and Westfield Bank (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 25, 2019).

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
101**

Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2021.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2021.

Name	Title

/s/ James C. Hagan	Chief Executive Officer, President and Director (Principal Executive Officer)
James C. Hagan

/s/ Guida R. Sajdak	Chief Financial Officer and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)
Guida R. Sajdak

/s/ Lisa G. McMahon	Chairperson of the Board
Lisa G. McMahon

/s/ Laura Benoit	Director
Laura Benoit

/s/ Donna J. Damon	Director
Donna J. Damon

/s/ Gary G. Fitzgerald	Director
Gary G. Fitzgerald
/s/ William D. Masse	Director
William D. Masse
/s/ Gregg F. Orlen	Director
Gregg F. Orlen

/s/ Paul C. Picknelly	Director
Paul C. Picknelly

Name	Title

/s/ Steven G. Richter	Director
Steven G. Richter

/s/ Philip R. Smith	Director
Philip R. Smith

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Western New England Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 11, 2021 expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $21.2 million as of December 31, 2020, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date.  The allowance is established as losses are estimated to have occurred through a provision for loan losses charged to earnings.

The determination of the allowance for loan losses requires significant judgment by management including the identification of, and estimated reserves on, problem loans and the determination of qualitative adjustments to historical loss experience.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of the allowance for loan losses included tests of the following:

●	Management’s identification of problem loans, including management’s loan review procedures and monitoring of internal loan reports, including delinquency, non-accrual, and watch list, to determine the completeness of impaired loans.
●	Management’s determination of specific reserves on impaired loans, including significant assumptions, such as the fair value of collateral for collateral dependent loans.
●	Management’s determination of general reserves, including determination of historical loss experience and qualitative adjustments to historical loss experience.
●	The accuracy of management’s calculation of the allowance for loan losses, including relevant internal controls.

We have served as the Company’s auditor since 2004.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2021

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$17,399	$16,640
Federal funds sold	2,987	1,635
Interest-bearing deposits and other short-term investments	67,058	6,466
Cash and cash equivalents	87,444	24,741

Securities available-for-sale, at fair value	201,880	227,708
Marketable equity securities, at fair value	11,968	6,737
Federal Home Loan Bank stock and other restricted stock, at cost	5,160	14,477
Loans, net of allowance for loan losses of $21,157 and $14,102 at December 31, 2020 and 2019, respectively	1,906,226	1,761,932
Premises and equipment, net	25,103	23,763
Accrued interest receivable	8,477	5,313
Bank-owned life insurance	72,860	71,051
Deferred tax asset, net	12,588	9,161
Goodwill	12,487	12,487
Core deposit intangible	2,937	3,312
Other assets	18,756	20,794
Total Assets	$2,365,886	$2,181,476

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$541,759	$393,303
Interest-bearing	1,496,371	1,284,561
Total deposits	2,038,130	1,677,864

Short-term borrowings	—	35,000
Long-term debt	57,850	205,515
Securities pending settlement	160	—
Other liabilities	43,106	31,073
Total liabilities	2,139,246	1,949,452

COMMITMENTS AND CONTINGENCIES (see Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 25,276,193 shares issued and outstanding at December 31, 2020; 26,557,981 shares issued and outstanding at December 31, 2019	253	266
Additional paid-in capital	154,549	164,248
Unearned compensation - ESOP	(3,997)	(4,574)
Unearned compensation - Equity Incentive Plan	(1,240)	(1,124)
Retained earnings	88,354	82,176
Accumulated other comprehensive loss	(11,279)	(8,968)
TOTAL SHAREHOLDERS’ EQUITY	226,640	232,024
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,365,886	$2,181,476

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Interest and dividend income:
Residential and commercial real estate loans	$62,115	$62,240	$57,647
Commercial and industrial loans	15,409	12,254	12,801
Consumer loans	313	343	347
Debt securities, taxable	4,163	5,981	6,920
Debt securities, tax-exempt	56	72	85
Equity securities	123	163	152
Other investments	587	833	863
Short-term investments	109	230	175
Total interest and dividend income	82,875	82,116	78,990

Interest expense:
Deposits	13,500	17,207	11,683
Long-term debt	3,333	4,361	4,380
Short-term borrowings	1,612	2,569	2,915
Total interest expense	18,445	24,137	18,978
Net interest and dividend income	64,430	57,979	60,012

Provision for loan losses	7,775	2,675	1,900
Net interest and dividend income after provision for loan losses	56,655	55,304	58,112

Non-interest income (loss):
Service charges and fees	7,067	7,364	6,937
Income from BOLI	1,809	1,799	1,825
Gain on bank-owned life insurance death benefit	—	—	715
Gain (loss) on available-for-sale securities, net	1,965	(97)	(281)
Gain on sale of OREO	—	—	48
Unrealized gains (losses) on marketable equity securities, net	109	165	(142)
Loss on interest rate swap termination	(2,353)	—	—
Other income	654	474	131
Total non-interest income	9,251	9,705	9,233

Non-interest expense:
Salaries and employees benefits	29,349	27,654	25,982
Occupancy	4,520	4,174	3,974
Furniture and equipment	1,537	1,673	1,561
Data processing	2,901	2,780	2,638
Professional fees	2,372	2,439	2,810
FDIC insurance assessment	1,032	430	603
Advertising	1,106	1,332	1,395
Loss on prepayment of borrowings	987	—	—
Other expenses	7,946	7,326	7,274
Total non-interest expense	51,750	47,808	46,237
Income before income taxes	14,156	17,201	21,108
Income tax provision	2,941	3,852	4,700
Net income	$11,215	$13,349	$16,408

Earnings per common share:
Basic earnings per share	$0.45	$0.51	$0.57
Weighted average shares outstanding	25,047,195	26,185,336	28,886,904
Diluted earnings per share	$0.45	$0.51	$0.57
Weighted average diluted shares outstanding	25,062,476	26,303,140	29,029,394

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2020	2019	2018
Net income	$11,215	$13,349	$16,408
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (losses)	3,660	9,394	(4,814)
Reclassification adjustment for net (gains) losses realized in income (1)	(1,965)	97	281
Unrealized gains (losses)	1,695	9,491	(4,533)
Tax effect	(410)	(2,420)	938
Net-of-tax amount	1,285	7,071	(3,595)

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	1,099	(900)	442
Reclassification adjustment for loss realized in interest expense (2)	674	387	452
Reclassification adjustment for termination fee realized in interest expense (3)	842	1,068	1,068
Unrealized gains on cash flow hedges	2,615	555	1,962
Tax effect	(736)	(156)	(551)
Net-of-tax amount	1,879	399	1,411

Defined benefit pension plan:
(Losses) gains arising during the period	(8,037)	(4,349)	1,328
Amortization of defined benefit plans actuarial loss(4)	421	137	177
Unrecognized actuarial (losses) gains on defined benefit plan	(7,616)	(4,212)	1,505
Tax effect	2,141	1,183	(422)
Net-of-tax amount	(5,475)	(3,029)	1,083

Other comprehensive (loss) income	(2,311)	4,441	(1,101)

Comprehensive income	$8,904	$17,790	$15,307

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustments were $502,000, $(37,000) and $(79,000) for the years ended December 31, 2020, 2019 and 2018, respectively.
(2)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $189,000, $109,000 and $127,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(3)	Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $237,000, $300,000 and $300,000 for the years ended December 31, 2020, 2019 and 2018, respectively.
(4)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $118,000, $38,000 and $50,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2017	30,487,309	$305	$203,527	$(5,786)	$(791)	$62,578	$(12,552)	$247,281
Comprehensive income (loss)	—	—	—	—	—	16,408	(1,101)	15,307
Cumulative-effect adjustment due to change in accounting principle (ASU 2016-01)	—	—	—	—	—	(237)	237	—
Common stock held by ESOP committed to be released (90,978 shares)	—	—	345	615	—	—	—	960
Common stock repurchased	(2,198,376)	(22)	(22,815)	—	—	—	—	(22,837)
Share-based compensation - equity incentive plan	—	—	—	—	845	—	—	845
Issuance of common stock in connection with stock option exercises	18,975	—	114	—	—	—	—	114
Issuance of common stock in connection with equity incentive plan	85,440	1	925	—	(926)	—	—	—
Cash dividends declared and paid on common stock ($0.16 per share)	—	—	—	—	—	(4,641)	—	(4,641)
BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	13,349	4,441	17,790
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	—	—	—	—	—	(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	237	597	—	—	—	834
Common stock repurchased	(1,958,111)	(19)	(19,215)	—	—	—	—	(19,234)
Share-based compensation - equity incentive plan	—	—	(45)	—	818	—	—	773
Issuance of common stock in connection with stock option exercises	19,861	—	106	—	—	—	—	106
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(5,274)	—	(5,274)
BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income (loss)	—	—	—	—	—	11,215	(2,311)	8,904
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(26)	577	—	—	—	551
Forfeited equity incentive plan shares (30,193 shares)	—	—	(319)	—	319	—	—	—
Common stock repurchased	(1,416,362)	(14)	(10,665)	—	—	—	—	(10,679)
Share-based compensation - equity incentive plan	—	—	—	—	834	—	—	834
Issuance of common stock in connection with stock option exercises	7,239	—	43	—	—	—	—	43
Issuance of common stock in connection with equity incentive plan	127,335	1	1,268	—	(1,269)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(5,037)	—	(5,037)
BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES:
Net income	$11,215	$13,349	$16,408
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	7,775	2,675	1,900
Depreciation and amortization of premises and equipment	2,145	2,079	2,055
Net (accretion) amortization of purchase accounting adjustments	(946)	24	(1,094)
Amortization of core deposit intangible	375	376	375
Net amortization of premiums and discounts on securities and mortgage loans	2,540	2,371	2,417
Share-based compensation expense	834	773	845
ESOP expense	551	834	960
Change in unrealized (gain) loss on marketable equity securities	(109)	(165)	142
Net (gain) loss on sales of available-for-sale securities	(1,965)	97	281
Net gain on sales of other real estate owned	—	—	(48)
Loss on prepayment of borrowings	987	—	—
Deferred income tax benefit	(2,431)	(680)	(796)
Income from bank-owned life insurance	(1,809)	(1,799)	(1,825)
Gain on bank-owned life insurance death benefit	—	—	(715)
Net change in:
Accrued interest receivable	(3,164)	339	294
Other assets	5,182	(7,204)	1,628
Other liabilities	3,887	2,310	1,811
Net cash provided by operating activities	25,067	15,379	24,638
INVESTING ACTIVITIES:
Securities, available-for-sale:
Purchases	(158,979)	(74,508)	(16,896)
Proceeds from sales and redemptions	96,320	72,156	12,470
Proceeds from calls, maturities, and principal collections	84,774	35,386	25,060
Loan originations and principal payments, net	(151,474)	(80,074)	(66,263)
Redemption of Federal Home Loan Bank of Boston stock, net	9,317	218	858
Proceeds from sale of other real estate owned	—	—	203
Purchases of premises and equipment	(3,581)	(1,285)	(3,327)
Proceeds from sale of premises and equipment	66	27	100
Proceeds from payout on bank-owned life insurance	—	—	2,050
Net cash used in investing activities	(123,557)	(48,080)	(45,745)
FINANCING ACTIVITIES:
Net increase in deposits	360,313	81,946	90,189
Net decrease in short-term borrowings	(35,000)	(24,250)	(85,400)
Repayment of long-term debt	(207,524)	(84,763)	(69,578)
Proceeds from long-term debt	58,917	82,343	113,000
Cash dividends paid	(5,037)	(5,274)	(4,641)
Common stock repurchased	(10,519)	(19,455)	(22,920)
Issuance of common stock in connection with stock option exercises	43	106	114
Net cash provided by financing activities	161,193	30,653	20,764

NET CHANGE IN CASH AND CASH EQUIVALENTS:	62,703	(2,048)	(343)
Beginning of year	24,741	26,789	27,132
End of year	$87,444	$24,741	$26,789

Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$160	$(221)	$(83)

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2020, 2019 AND 2018

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank operates 25 banking offices in Hampden and Hampshire counties in western Massachusetts and Hartford and Tolland counties in northern Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities. The Bank’s Huntington, Massachusetts branch opened on February 25, 2020 and its Bloomfield, Connecticut branch opened on July 6, 2020. In addition, the Bank’s Financial Services Center in West Hartford, Connecticut, opened on July 21, 2020. The West Hartford Financial Services Center serves as the Company’s Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer. The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits.

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

Securities and Mortgage-Backed Securities. Debt securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss). Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s consolidated statements of net income as a component of non-interest income, regardless of whether such gains and losses are realized. We do not acquire securities and mortgage-backed securities for purposes of engaging in trading activities.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2020, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and non-performing loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor during the year was based upon continued analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook given the record number of unemployment benefits claims during the period. In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”). The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Subsequent to acquisition, there have been no indications that there has been any subsequent deterioration to the acquired portfolio. Due to the ongoing impacts and extended nature of the pandemic, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio. Excluding the COVID-19 qualitative factor category and the allowance for the acquired loan portfolio, there were no additional changes in our policies or methodology pertaining to the general component of the allowance for loan losses during the periods presented for disclosure.

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

In addition, as a Preferred Lender with the Small Business Administration (“SBA”), the Company offered Paycheck Protection Program (“PPP”) loans through the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses.

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

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2020, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Retirement Plans and Employee Benefits. We provide a defined benefit pension plan for eligible employees in conjunction with a third-party provider. The plan was soft frozen on September 30, 2016, and therefore, no new participants are included in the Plan after such effective date. The compensation cost of an employee’s pension benefit is recognized on the projected unit credit method over the employee’s approximate service period. The aggregate cost method is utilized for funding purposes. Employees are also eligible to participate in a 401(k) plan through a third-party provider. We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2020 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2020, 2019, or 2018.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2019 and 2018.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2020	2019	2018
	(In thousands, except per share data)
Net income applicable to common stock	$11,215	$13,349	$16,408
Average number of common shares issued	25,751	26,959	29,734
Less: Average unallocated ESOP Shares	(580)	(667)	(757)
Less: Average unvested equity incentive plan shares	(124)	(107)	(90)

Average number of common shares outstanding used to calculate basic earnings per common share	25,047	26,185	28,887
Effect of dilutive equity incentive plan	—	45	46
Effect of dilutive stock options	15	73	96
Average number of common shares outstanding used to calculate diluted earnings per common share	25,062	26,303	29,029

Basic earnings per share	$0.45	$0.51	$0.57

Diluted earnings per share	$0.45	$0.51	$0.57

Anti-dilutive shares (1)	259	—	—

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the periods presented.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2020	December 31, 2019
	(In thousands)
Net unrealized gains (losses) on securities available-for-sale	$1,302	$(393)
Tax effect	(339)	71
Net-of-tax amount	963	(322)

Fair value of derivatives used for cash flow hedges	—	(1,773)
Termination fee on cancelled cash flow hedges	(684)	(1,526)
Total derivatives	(684)	(3,299)
Tax effect	192	928
Net-of-tax amount	(492)	(2,371)

Unrecognized actuarial loss on the defined benefit plan	(16,344)	(8,728)
Tax effect	4,594	2,453
Net-of-tax amount	(11,750)	(6,275)

Accumulated other comprehensive loss	$(11,279)	$(8,968)

With regard to the defined benefit plan, an actuarial loss of $934,000 is expected to be recognized as a component of net periodic pension cost during the year ending December 31, 2020.

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

2.       INVESTMENT SECURITIES

The amortized cost and fair values of available-for-sale investment securities at December 31, 2020 and 2019 are summarized as follows:

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$15	$(111)	$14,775
State and municipal bonds	405	1	—	406
Corporate bonds	3,039	36	—	3,075
Total debt securities	18,315	52	(111)	18,256

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	1,742	(303)	162,729
U.S. government guaranteed mortgage-backed securities	20,973	108	(186)	20,895
Total mortgage-backed securities	182,263	1,850	(489)	183,624

Total available-for-sale	$200,578	$1,902	$(600)	$201,880

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$20,150	$—	$(136)	$20,014
State and municipal bonds	2,718	95	—	2,813
Corporate bonds	7,800	88	(22)	7,866
Total debt securities	30,668	183	(158)	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	186,236	780	(1,015)	186,001
U.S. government guaranteed mortgage-backed securities	11,197	33	(216)	11,014
Total mortgage-backed securities	197,433	813	(1,231)	197,015

Total available-for-sale	$228,101	$996	$(1,389)	$227,708

At December 31, 2020, mortgage-backed securities with a fair value of $74.3 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and would pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale debt securities at December 31, 2020, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Also, because mortgage-backed securities require periodic principal pay downs, they are not included in the maturity categories in the following summary.

	December 31, 2020
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$3,444	$3,481
Due after five years through ten years	9,891	9,884
Due after ten years	4,980	4,891
Total debt securities	18,315	18,256
Mortgage-backed securities	182,263	183,624
Total available-for-sale securities	$200,578	$201,880

Gross realized gains and losses on sales of securities available-for-sale for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Gross gains realized	$2,188	$160	$—
Gross losses realized	(223)	(257)	(281)
Net gain (loss) realized	$1,965	$(97)	$(281)

Proceeds from the sale and redemption of securities available-for-sale totaled $96.3 million, $72.2 million and $12.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2020 and December 31, 2019, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2020
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	16	$27,091	$225	0.8%	2	$1,815	$78	4.1%
U.S. government guaranteed mortgage-backed securities	3	10,458	75	0.7	2	2,393	111	4.4
Government-sponsored enterprise obligations	2	9,868	111	1.1	—	—	—	—
		$47,417	$411			$4,208	$189

	December 31, 2019
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	17	$42,834	$122	0.3%	43	$70,581	$893	1.2%
U.S. government guaranteed mortgage-backed securities	2	2,783	13	0.5	4	4,688	203	4.2
Corporate bonds	1	1,623	16	1.0	1	3,046	6	0.2
Government-sponsored enterprise obligations	5	14,524	126	0.9	1	1,490	10	0.7
		$61,764	$277			$79,805	$1,112

During the years ended December 31, 2020 and 2019, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At December 31, 2020, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position.

A December 31, 2020, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.

3.	LOANS

Major classifications of loans at the periods indicated were as follows:

	December 31,	December 31,
	2020	2019
	(In thousands)
Commercial real estate	$833,949	$816,886
Residential real estate:
Residential 1-4 family	604,719	597,727
Home equity	103,905	102,517
Commercial and industrial
Paycheck protection program (“PPP”) loans	167,258	—
Commercial and industrial	211,823	248,893
Consumer	5,192	5,747
Total gross loans	1,926,846	1,771,770
Unamortized PPP loan fees	(3,050)	—
Unearned premiums and deferred loan fees and costs, net	3,587	4,264
Allowance for loan losses	(21,157)	(14,102)
Net loans	$1,906,226	$1,761,932

Loan Modifications/Troubled Debt Restructurings.

The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, have encouraged financial institutions to work “prudently” with borrowers who request loan modifications or deferrals as a result of the economic impacts of COVID-19. Pursuant to Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Financial institutions can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a TDR, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting under U.S. GAAP. The Company has adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency.

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment modifications totaled $261.0 million (525 loans), for which principal and interest payments were deferred, and represented 15% of the total loan portfolio, excluding PPP loans. As of December 31, 2020, deferred loan payment modifications declined to $76.9 million (47 loans), or 4.4% of total loans, excluding PPP loans, in outstanding loans that continue to be modified under the CARES Act.

The table below breaks out the remaining modifications granted under the CARES Act at December 31, 2020:

			December 31, 2020
			CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at December 31, 2020	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate	$833.9	47.4%	$64.0	19	7.7%
Commercial and industrial	211.9	12.0%	9.3	10	4.4%
Residential real estate	708.6	40.3%	3.6	16	0.5%
Consumer	5.2	0.3%	0.0	2	0.7%
Total	$1,759.6	100.0%	$76.9	47	4.4%

The table below breaks out the status of the remaining modifications granted under the CARES Act as of December 31, 2020:

	Loans Under 1st Modification			Loans Granted Subsequent Modification			Total Remaining CARES Act Modifications
Loan Segment(1)(2)	Modification Balance	# of Loans	% of Loan Segment Balance	Modification Balance	# of Loans	% of Loan Segment Balance	Modification Balance	# of Loans	% of Loan Segment Balance
($ in millions)
Commercial real estate	$6.2	2	0.7%	$57.8	17	6.9%	$64.0	19	7.7%
Commercial and industrial	1.1	4	0.5%	8.2	6	3.9%	9.3	10	4.4%
Residential real estate	1.2	8	0.2%	2.4	8	0.3%	3.6	16	0.5%
Consumer	0.0	1	0.0%	0.0	1	0.0%	0.0	2	0.7%
Total	$8.5	15	0.5%	$68.4	32	3.9%	$76.9	47	4.4%

(1)	Excludes PPP loans and deferred fees

(2)	Residential includes home equity loans and lines of credit

The following table provides some insight into the composition of the Bank's loan portfolio and remaining loan modifications, excluding PPP loans, as of December 31, 2020:

Commercial Real Estate	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Apartment	9.2%	66.5%	—
Office	8.4%	60.3%	—
Industrial	6.8%	49.1%	2.5%
Retail/Shopping	6.4%	46.1%	—
Hotel	3.2%	23.0%	90.5%
Residential non-owner	2.6%	19.0%	—
Auto sales	2.1%	14.8%	—
Mixed-use	2.1%	15.1%	—
Adult care/Assisted living	2.0%	14.7%	20.9%
College/school	1.6%	11.3%	0.5%
Other	1.2%	8.3%	7.6%
Auto service	0.6%	4.1%	—
Gas station/convenience store	0.6%	4.5%	—
Restaurant	0.6%	4.1%	7.9%
Total commercial real estate loans	47.4%		7.7%

Commercial and Industrial Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Manufacturing	2.9%	20.6%	0.3%
Wholesale trade	2.0%	14.2%	—
Specialty trade	0.6%	4.5%	—
Heavy and civil engineering construction	0.8%	5.5%	2.4%
Educational services	0.6%	4.4%	0.5%
Transportation and warehouse	0.7%	5.0%	55.3%
Healthcare and social assistance	0.4%	3.0%	15.4%
Auto sales	0.4%	3.0%	—
All other C&I (3)	3.6%	25.5%	1.3%
Total commercial and industrial loans	12.0%		4.4%

Residential and Consumer Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Residential real estate	40.3%	289.8%	0.5%
Consumer	0.3%	2.1%	—
Total residential and consumer loans	40.6%		0.5%

Total Portfolio	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Balance Modified (2)
Commercial real estate	47.4%	341.0%	7.7%
Commercial and industrial	12.0%	86.7%	4.4%
Residential real estate	40.3%	289.8%	0.5%
Consumer	0.3%	2.1%	0.7%
Total			4.4%

(1)	Excludes PPP loans of $167.3 million as of December 31, 2020.

(2)	Modified balances as of December 31, 2020 (Commercial real estate loans $64.0 million; Commercial and industrial loans $9.3 million; and Residential loans $3.6 million).

(3)	Other consists of multiple industries.

Although the Bank's loan portfolio contains impacted sectors and the commercial real estate and residential real estate sectors represent more than 100% of the Bank's total risk-based capital, the concentration limits remain acceptable. The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: hospitality, transportation, retail, and restaurants and food service. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from the governmental stay-at-home orders as well as travel limitations.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share, on a pro-rated basis, with participating lenders any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2020 and December 31, 2019, the Company was servicing commercial loans participated out to various other institutions totaling $52.9 million and $24.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2020, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (307 PSA), weighted average internal rate of return (12.05%), weighted average servicing fee (0.25%), and net cost to service loans ($83.99 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At December 31, 2020 and 2019, the Company was servicing residential mortgage loans owned by investors totaling $38.1 million and $48.2 million, respectively. Net service fee income of $44,000, $67,000 and $89,000 was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2020	2019
	(In thousands)
Balance at the beginning of year:	$219	$286
Amortization	(64)	(67)
Write-down of mortgage servicing asset to fair value	(2)	—
Balance at the end of year	$153	$219
Fair value at the end of year	$157	$345

Allowance for Loan Losses.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2017	$4,712	$3,311	$2,733	$71	$4	$10,831
Provision (credit)	214	863	660	179	(16)	1,900
Charge-offs	(35)	(645)	(299)	(171)	—	(1,150)
Recoveries	369	27	20	56	—	472
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision	1,343	618	509	204	1	2,675
Charge-offs	(669)	(320)	(514)	(197)	—	(1,700)
Recoveries	873	66	74	61	—	1,074
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision	6,262	408	939	129	37	7,775
Charge-offs	(107)	(177)	(543)	(136)	—	(963)
Recoveries	58	89	51	45	—	243
Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,020	4,240	3,630	241	26	21,157
Total allowance for loan losses	$13,020	$4,240	$3,630	$241	$26	$21,157

Impaired loans	$11,803	$4,363	$4,439	$27	$—	$20,632
Non-impaired loans	816,406	701,915	207,002	5,165	—	1,730,488
Impaired loans acquired with deteriorated credit quality	5,740	2,346	382	—	—	8,468
Total loans	$833,949	$708,624	$211,823	$5,192	$—	$1,759,588

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2019
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	6,807	3,920	3,183	203	(11)	14,102
Total allowance for loan losses	$6,807	$3,920	$3,183	$203	$(11)	$14,102

Impaired loans	$3,457	$3,575	$588	$42	$—	$7,662
Non-impaired loans	805,007	694,080	247,499	5,705	—	1,752,291
Impaired loans acquired with deteriorated credit quality	8,422	2,589	806	—	—	11,817
Total loans	$816,886	$700,244	$248,893	$5,747	$—	$1,771,770

Past Due and Non-accrual loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	Balance at December 31, 2020
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
Commercial real estate	$5,844	$3,144	$1,256	$10,244	$823,705	$833,949	$1,632
Residential real estate:
Residential	1,684	360	707	2,751	601,968	604,719	5,353
Home equity	25	—	—	25	103,880	103,905	124
Commercial and industrial	166	158	156	480	211,343	211,823	705
Consumer	22	—	—	22	5,170	5,192	27
Total loans	$7,741	$3,662	$2,119	$13,522	$1,746,066	$1,759,588	$7,841

	Balance at December 31, 2019
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
Commercial real estate	$2,784	$1,234	$2,637	$6,655	$810,231	$816,886	$3,843
Residential real estate:
Residential	2,574	683	1,433	4,690	593,037	597,727	4,548
Home equity	80	38	149	267	102,250	102,517	445
Commercial and industrial	1,356	645	148	2,149	246,744	248,893	1,003
Consumer	24	—	17	41	5,706	5,747	42
Total loans	$6,818	$2,600	$4,384	$13,802	$1,757,968	$1,771,770	$9,881

At December 31, 2020 and December 31, 2019, all loans past due 90 days or more were carried as non-accrual. The ratio of non-accrual loans to total loans, excluding PPP loans, was 0.45% and 0.56% at December 31, 2020 and December 31, 2019, respectively.

Impaired Loans.

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2020			December 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$17,543	$18,590	$—	$18,284	$516
Residential real estate	6,544	7,647	—	5,815	66
Home equity	165	207	—	371	5
Commercial and industrial	4,821	7,038	—	4,186	217
Consumer	27	39	—	35	—
Total impaired loans	$29,100	$33,521	$—	$28,691	$804

				Year Ended
	At December 31, 2019			December 31, 2019
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans: (1)	(In thousands)
Commercial real estate	$11,879	$13,914	$—	$15,678	$595
Residential real estate	5,695	6,383	—	6,550	104
Home equity	469	539	—	415	—
Commercial and industrial	1,394	4,192	—	3,359	131
Consumer	42	56	—	48	—
Total impaired loans	$19,479	$25,084	$—	$26,050	$830
(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the years ended December 31, 2020 and December 31, 2019. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. As of December 31, 2020, we have not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan.

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

Loans modifications classified as TDRs during the twelve months ended December 31, 2020 and 2019 are included in the table below.

	Twelve Months Ended			Twelve Months Ended
	December 31, 2020			December 31, 2019
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	5	$4,576	$4,576	2	$2,032	$2,032
Commercial and Industrial	9	3,806	3,806	2	383	383
Total	14	$8,382	$8,382	4	$2,415	$2,415

During the years ended December 31, 2020 and 2019, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the year ended December 31, 2020. There were $715,000 in charge-offs on TDRs during the year ended December 31, 2019.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee Savings Bank (“Chicopee”) as of December 31, 2020.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2019	$20,689	$15,909	$4,780	$4,092	$11,817
Collections	(5,339)	(3,762)	(1,577)	(446)	(3,316)
Dispositions	(1,053)	(662)	(391)	(629)	(33)
Balance at December 31, 2020	$14,297	$11,485	$2,812	$3,017	$8,468

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2020
Pass (Rated 1 – 4)	$726,751	$598,250	$103,619	$345,967	$5,165	$1,779,752
Special Mention (Rated 5)	78,207	—	—	13,871	—	92,078
Substandard (Rated 6)	28,991	6,469	286	19,243	27	55,016
Total	$833,949	$604,719	$103,905	$379,081	$5,192	$1,926,846

	Commercial Real Estate	Residential 1-4 family	Home Equity	Commercial and Industrial	Consumer	Total
December 31, 2019	(In thousands)
Pass (Rated 1 – 4)	$766,124	$591,911	$101,908	$222,847	$5,705	$1,688,495
Special Mention (Rated 5)	23,138	—	—	2,796	—	25,934
Substandard (Rated 6)	27,624	5,816	609	23,250	42	57,341
Total	$816,886	$597,727	$102,517	$248,893	$5,747	$1,771,770

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2020	2019
	(In thousands)
Land	$5,661	$5,651
Buildings	25,091	24,454
Leasehold improvements	3,112	2,424
Furniture and equipment	19,901	17,720
Total	53,764	50,249

Less: accumulated depreciation and amortization	(28,661)	(26,486)

Premises and equipment, net	$25,103	$23,763

Depreciation and amortization expense amounted to $2.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

At December 31, 2020 and December 31, 2019, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the years ended December 31, 2020 and 2019. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $375,000, $376,000 and $375,000 for the years ended December 31, 2020, 2019 and 2018, respectively. At December 31, 2020, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $1.1 million thereafter.

6.	DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2020	2019
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$94,936	$70,182
Demand deposits	541,759	393,303
Savings:
Regular accounts	170,309	126,352
Money market accounts	640,790	435,396
Time deposits	590,336	652,631
Total deposits	$2,038,130	$1,677,864

Brokered deposits, which are included within time deposits, totaled $55.3 million and $21.5 million at December 31, 2020 and 2019, respectively.

Time deposits of $250,000 or more totaled $179.4 million at December 31, 2020. Interest expense on time deposits of $250,000 or more totaled $2.8 million and $3.5 million for the years ended December 31, 2020 and 2019, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	Years Ended December 31,
	2020	2019
	(In thousands)

2020	$—	$548,559
2021	503,187	73,394
2022	68,920	18,382
2023	12,927	10,996
2024	3,203	1,300
2025	2,099	—
Total time deposits	$590,336	$652,631

Interest expense on deposits for the years ended December 31, 2020, 2019 and 2018 is summarized as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Regular accounts	$136	$146	$162
Money market accounts	2,838	2,532	1,911
Time deposits	10,139	14,152	9,270
Interest-bearing checking accounts	387	377	340
Total	$13,500	$17,207	$11,683

Cash paid for interest on deposits totaled $13.6 million, $17.2 million and $11.7 million for years ended December 31, 2020, 2019 and 2018, respectively.

7.	SHORT-TERM BORROWINGS

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2020, the Bank had $476.8 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the years ended December 31, 2020 and 2019. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2020 and 2019, respectively.

The Company has an available line of credit of $16.1 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2020 and 2019, there were no advances outstanding under this line of credit.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. At December 31, 2020 and 2019, we had no advances outstanding under these lines.

8.	LONG-TERM DEBT

FHLB Advances.

The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2020	2019	2020	2019
	(In thousands)
Fixed-rate advances maturing:
2020	$—	$127,983	—%	2.1%
2021	42,388	51,084	1.5	2.3
2022	14,284	23,596	0.4	1.9
2023	532	628	—	0.2
2024	646	2,224	—	0.9
Total long-term advances	$57,850	$205,515	1.2%	2.1%

Cash paid for interest on long-term debt totaled $3.6 million, $4.4 million, and $4.2 million for the years ended December 31, 2020, 2019, and 2018, respectively.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options. A summary of the status of our stock options at December 31, 2020 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	218,214	$6.42	2.62	$695
Exercised	(7,239)	5.81	0.12	7
Outstanding at December 31, 2020	210,975	$6.46	1.67	$90
Exercisable at December 31, 2020	210,975	$6.46	1.67	$90

Cash received for options exercised during the years ended December 31, 2020, 2019 and 2018 was $43,000, $106,000 and $114,000, respectively.

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “RSA Plan”). Under the RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met, will be available for future issuance under the RSA Plan.

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

As a result of the Tax Cuts and Jobs Act of 2017, the return on equity performance metrics were adjusted to incorporate the impact and benefits of the corporate tax rate reductions thereunder. The original and adjusted threshold, target and maximum metrics for 2019 under the 2017 grants are as follows:

	Return on Equity
December 31, 2019	Threshold	Target	Maximum

Original	6.50%	7.20%	7.90%
Adjusted	7.09%	7.85%	8.61%

As of December 31, 2019, the three-year performance period for the 2017 grants ended. Performance-based shares were earned based on the Company achieving the annual 2017 performance metrics adjusted threshold, target or maximum metrics at the end of each year of the three-year performance period. Of the original 33,883 performance-based shares granted in 2017, 15,898 performance-based shares vested and were issued to eligible recipients, while 16,803 shares were forfeited in February of 2020. Shares forfeited become available for reissuance under future grants.

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

The threshold, target and stretch metrics under the 2018 grants are as follows:

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

In December 2020, there were 25,927 shares granted under the RSA Plan, which vested immediately upon grant. At December 31, 2020, there were no remaining shares available to grant under the RSA Plan.

A summary of the status of restricted stock awards at December 31, 2020 and 2019 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	145,980	8.69
Shares forfeited	(30,193)	9.96
Shares vested	(109,955)	9.00
Balance at December 31, 2020	178,698	$9.63

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	155,712	$9.87
Shares granted	108,718	9.77
Shares vested	(89,722)	9.36
Shares forfeited	(1,842)	9.77
Balance at December 31, 2019	172,866	$10.07

We recorded total expense for restricted stock awards of $834,000, $773,000 and $845,000 for the years ended December 31, 2020, 2019 and 2018, respectively. The aggregate fair value of restricted stock vested during 2020 was $844,000. Tax (shortfall) benefits related to equity incentive plan expense were $(23,000), $21,000 and $24,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Unrecognized compensation cost for stock awards was $966,000 at December 31, 2020 with a remaining term of 1.6 years.

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

At December 31, 2020, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2021	$447
2022	447
2023	447
2024	447
2025	447
Thereafter	2,795
Total	$5,030

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $551,000, $834,000 and $960,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Shares held by the ESOP include the following at December 31, 2020 and 2019:

	2020	2019
Allocated	1,078,109	989,258
Committed to be allocated	85,101	88,117
Unallocated	526,906	612,007
Total	1,690,116	1,689,382

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $3.6 million and $5.9 million at December 31, 2020 and 2019, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

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

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$36,158	$27,309	$29,345
Service cost	1,396	1,095	1,269
Interest	1,162	1,134	1,012
Actuarial loss (gain)	9,690	7,074	(3,887)
Benefits paid	(814)	(454)	(430)
Benefit obligation at end of year	47,592	36,158	27,309
Change in plan assets:
Fair value of plan assets at beginning of year	22,787	18,393	19,215
Actual return (loss) on plan assets	3,191	3,923	(1,192)
Employer contribution	1,100	925	800
Benefits paid	(814)	(454)	(430)
Fair value of plan assets at end of year	26,264	22,787	18,393

Funded status and accrued benefit at end of year	$(21,328)	$(13,371)	$(8,916)
Accumulated benefit obligation at end of year	$35,755	$27,634	$21,449

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2020	2019
Discount rate	2.50%	3.25%
Rate of compensation increase	4.00	4.00

Net pension cost includes the following components for the years ended December 31:

	2020	2019	2018
	(In thousands)
Service cost	$1,396	$1,095	$1,269
Interest cost	1,162	1,134	1,012
Expected return on assets	(1,526)	(1,233)	(1,387)
Amortization of actuarial loss	421	133	170
Net periodic pension cost	$1,453	$1,129	$1,064

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31:

	2020	2019	2018
Discount rate	3.25%	4.25%	3.60%
Expected return on plan assets	7.00	7.00	7.50
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the Plan’s investments for the years ended December 31:

	2020	2019
	(In thousands)
Pooled separate investment accounts:
Fixed income	$13,332	$11,033
Large U.S. equity	6,763	5,458
International equity	3,960	3,528
Small/mid U.S. equity	1,131	975
Balanced/asset allocation	—	457
Other	1,078	1,336
Total	$26,264	$22,787

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

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2020 and 2019. There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2020	$26,264	n/a	Daily	1 day
December 31, 2019	$22,787	n/a	Daily	1 day

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

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2021	$1,620
2022	1,955
2023	2,180
2024	2,497
2025	5,481
In aggregate for 2026 – 2030	16,900

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2021.

401(k) Defined Contribution Plan.

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2020, 2019 and 2018, the Company’s percentage match was 50% up to the first 6% contributed by the employee.

The Company’s expense for the 401(k) plan match was $468,000, $423,000 and $398,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table presents information about interest rate swaps at December 31, 2020 and December 31, 2019:

December 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,554	12.5	1.97%	3.74%	$(1,440)
Loan-level swaps – borrower	13,554	12.5	3.74%	1.97%	1,440
Forward starting loan-level swaps - dealer	22,390	11.5			114
Forward starting loan-level swaps - borrower	22,390	11.5			(114)
Total	$71,888				$0

December 31, 2019	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Cash flow hedges:
Interest rate swaps on FHLB borrowings	$35,000	2.7	1.89%	3.54%	$(1,798)
Non-hedging derivatives:
Loan-level swaps – dealer	6,484	13.2	3.45%	3.79%	(149)
Loan-level swaps – borrower	6,484	13.2	3.79%	3.45%	149
Total	$47,968				$(1,798)

At December 31, 2020, the Company had $71.9 million in derivatives designated as non-hedging instruments and no derivatives designated as hedging instruments, compared to $13.0 million in derivatives designated as non-hedging instruments and $35.0 million in derivatives designated as hedging instruments at December 31, 2019.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2020 and December 31, 2019.

December 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,440		$114
Interest rate swap – with counterparties		114	Other Liabilities	1,440
Total derivatives not designated as hedging instruments		$1,554		$1,554

December 31, 2019	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)

Derivatives designated as hedging instruments:
Interest rate swaps – cash flow hedge	Other Assets	$—	Other Liabilities	$1,798
Total derivatives designated as hedging instruments		$—		$1,798
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$149		$—
Interest rate swap – with counterparties		—	Other Liabilities	149
Total derivatives not designated as hedging instruments		$149		$149

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Twelve Months Ended December 31,
	2020	2019	2018
	(In thousands)

Interest rate swaps	$1,099	$(900)	$442

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Gain Reclassified from OCI into Expense (Effective Portion)
	Twelve Months Ended December 31,
	2020	2019	2018
	(In thousands)

Interest rate swaps	$1,516	$1,455	$1,520

During the next 12 months, we estimate that $569,000 will be reclassified as an increase in interest expense.

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

At December 31, 2020 and December 31, 2019, we had a net liability position of $1.5 million and $1.8 million with our counterparties, respectively. As of December 31, 2020, we had minimum collateral posting thresholds with certain of our derivative counterparties and $1.3 million in cash posted as collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2020, we could have been required to settle our obligations under the agreements at the termination value.

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

The components of lease expense were as follows:

	Twelve Months Ended December 31,
	2020	2019
	(In thousands)

Amortization of ROU assets	$1,191	$972
Interest on lease liabilities	269	244
Operating lease cost	$1,460	$1,216

Supplemental cash flow information related to leases was as follows:

	Twelve Months Ended December 31,
	2020	2019
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,397	$1,172
ROU assets obtained in exchange for lease obligations:
Operating leases	4,332	600

Supplemental balance sheet information related to leases was as follows:

	December 31, 2020	December 31, 2019
	(In thousands)

Operating lease ROU assets	$9,939	$6,795
Operating lease liabilities	$10,047	$6,840

The weighted average remaining lease term for our operating leases was 10.7 years with a weighted average discount rate of 2.82% at December 31, 2020.

Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2021	$1,482
2022	1,414
2023	1,172
2024	1,108
2025	1,024
Thereafter	5,629
Total lease payments	11,829
Less imputed interest	(1,782)
Total	$10,047

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

At December 31, 2020, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2020, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2020 and December 31, 2019 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$244,158	14.65%	$133,336	8.00%	N/A	N/A
Bank	231,531	13.91	133,149	8.00	$166,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	100,002	6.00	N/A	N/A
Bank	210,722	12.66	99,862	6.00	133,149	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	75,002	4.50	N/A	N/A
Bank	210,722	12.66	74,896	4.50	108,183	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,320	9.34	95,606	4.00	N/A	N/A
Bank	210,722	8.83	95,409	4.00	119,261	5.00

December 31, 2019
Total Capital (to Risk Weighted Assets):
Consolidated	$240,226	13.93%	$137,934	8.00%	N/A	N/A
Bank	227,678	13.22	137,773	8.00	$172,217	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	103,451	6.00	N/A	N/A
Bank	213,576	12.40	103,330	6.00	137,773	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	226,124	13.11	77,588	4.50	N/A	N/A
Bank	213,576	12.40	77,498	4.50	111,941	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	226,124	10.45	86,593	4.00	N/A	N/A
Bank	213,576	9.88	86,500	4.00	108,125	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2020	2019
	(In thousands)
Consolidated GAAP capital	$226,640	$232,024
Net unrealized (gains) losses on available-for-sale securities, net of tax	(963)	322
Unrealized loss on defined benefit pension plan, net of tax	11,750	6,275
Accumulated net loss on cash flow hedges, net of tax	492	2,371
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(2,112)	(2,381)
Tier 1 and Common Equity Tier 1 capital	223,320	226,124
Allowance for loan losses	20,838	14,102
Total regulatory capital	$244,158	$240,226

On January 29, 2019, the Board of Directors authorized an additional stock repurchase program (the “2019 Plan”) under which the Company may purchase up to 2,814,200 shares, or 10%, of its outstanding common stock following the completion of the 2017 Plan, to be affected via a combination of Rule 10b5-1 plans and discretionary share repurchases. On October 19, 2020, the Company announced the completion of the 2019 Plan. On October 27, 2020, the Board of Directors authorized the 2020 stock repurchase program (the “2020 Plan”), pursuant to which the Company may purchase up to 1.3 million shares, or approximately 5% of its outstanding common stock. During the three months ended December 31, 2020, the Company repurchased 264,630 shares of common stock under the 2020 Plan at an average price per share of $6.58. During the twelve months ended December 31, 2020, the Company repurchased a total of 1,391,496 shares under both of the 2019 and 2020 Plans. There were 1,035,370 shares remaining under the 2020 Plan at December 31, 2020.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2020 and 2019, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $133.1 million and $137.8 million of our equity in the net assets of the Bank was restricted at December 31, 2020 and 2019, respectively.

14. INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2020	2019	2018
		(In thousands)
Current tax provision:
Federal	$3,793	$3,082	$3,910
State	1,579	1,450	1,586
Total	5,372	4,532	5,496

Deferred tax benefit:
Federal	(1,639)	(348)	(542)
State	(792)	(332)	(254)
Total	(2,431)	(680)	(796)

Total	$2,941	$3,852	$4,700

The differences between the statutory federal income tax and the effective tax are summarized below:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)

Statutory federal income tax	$2,973	$3,612	$4,433
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	622	883	1,052
Tax exempt income	(337)	(388)	(370)
Bank-owned life insurance (BOLI)	(380)	(378)	(533)
Option exercise tax shortfall (benefit)	1	(16)	(11)
Other, net	62	139	129
Effective tax	$2,941	$3,852	$4,700

Cash paid for income taxes for the years ended December 31, 2020, 2019 and 2018 was $5.8 million, $4.2 million and $3.7 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2020	2019
	(In thousands)
Deferred tax assets:
Allowance for loan losses	$5,947	$3,964
Defined benefit plan	4,594	2,453
Lease liability	2,824	1,923
Employee benefit and share-based compensation plans	2,251	2,223
Non-accrual interest	224	348
Net unrealized loss on derivative and hedging activity	192	928
Net unrealized loss on securities available-for-sale	—	71
Purchased mortgage servicing rights	191	242
Other	619	776
Gross deferred tax assets	16,842	12,928

Deferred tax liabilities:
Lease right-of-use asset	(2,794)	(1,910)
Fixed asset depreciation	(502)	(447)
Purchase accounting adjustments, net	(494)	(283)
Net unrealized gain on securities available-for-sale	(339)	-
Deferred loan fees	(121)	(1,105)
Other	(4)	(22)
Gross deferred tax liabilities	(4,254)	(3,767)

Net deferred tax asset	$12,588	$9,161

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

We do not have any uncertain tax positions at December 31, 2020 or 2019 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2020 and 2019, and no penalties were recorded for the years ended December 31, 2020, 2019 and 2018.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2017 through 2020. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2017 are open.

15. TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2020	2019
	(In thousands)

Balance at beginning of year	$520	$955
Principal distributions	389	481
Repayments of principal	(214)	(620)
Change in related party status	—	(296)

Balance at end of year	$695	$520

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2020	2019
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$325,567	$264,224
Loan commitments	69,966	74,133
Existing construction loan agreements	44,088	32,037
Standby letters of credit	20,821	11,348

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

At December 31, 2020, outstanding commitments to extend credit totaled $460.4 million, with $86.5 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $373.9 million in variable rate commitments. At December 31, 2019, outstanding commitments to extend credit totaled $381.7 million, with $48.3 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $333.4 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2020, believe sufficient collateral is available to cover potential swap losses. At December 31, 2020, we had no off-balance sheet exposure to RPAs.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the partnership. At December 31, 2020, the SBIC currently has a book value of $2.4 million and is included in other assets. The unfunded commitment to the partnership was $600,000 at December 31, 2020.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$201,880	$—	$201,880
Marketable equity securities	11,968	—	—	11,968
Interest rate swaps	—	1,554	—	1,554
Total assets	$11,968	$203,434	$—	$215,402

Liabilities:
Interest rate swaps	$—	$1,554	$—	$1,554

	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$227,708	$—	$227,708
Marketable equity securities	6,737	—	—	6,737
Interest rate swaps	—	149	—	149
Total assets	$6,737	$227,857	$—	$234,594

Liabilities:
Interest rate swaps	$—	$1,947	$—	$1,947

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2020 and 2019.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2020 and 2019.

Year Ended
	At December 31, 2020			December 31, 2020
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$150	$13

Year Ended
	At December 31, 2019			December 31, 2019
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$1,836	$1,327

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

There were no liabilities measured at fair value on a non-recurring basis at December 31, 2020 and 2019.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$87,444	$87,444	$—	$—	$87,444
Securities available-for-sale	201,880	—	201,880	—	201,880
Marketable equity securities	11,968	11,968	—	—	11,968
Federal Home Loan Bank of Boston and other restricted stock	5,160	—	—	5,160	5,160
Loans - net	1,906,226	—	—	1,900,750	1,900,750
Accrued interest receivable	8,477	—	—	8,477	8,477
Mortgage servicing rights	153	—	157	—	157
Derivative asset	1,554	—	1,554	—	1,554

Liabilities:
Deposits	2,038,130	—	—	2,040,293	2,040,293
Long-term debt	57,850	—	57,945	—	57,945
Accrued interest payable	124	—	—	124	124
Derivative liabilities	1,554	—	1,554	—	1,554

	December 31, 2019
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$24,741	$24,741	$—	$—	$24,741
Securities available-for-sale	227,708	—	227,708	—	227,708
Marketable equity securities	6,737	6,737	—	—	6,737
Federal Home Loan Bank of Boston and other restricted stock	14,477	—	—	14,477	14,477
Loans - net	1,761,932	—	—	1,729,150	1,729,150
Accrued interest receivable	5,313	—	—	5,313	5,313
Mortgage servicing rights	219	—	345	—	345
Derivative asset	149	—	149	—	149

Liabilities:
Deposits	1,677,864	—	—	1,679,851	1,679,851
Short-term borrowings	35,000	—	35,004	—	35,004
Long-term debt	205,515	—	205,850	—	205,850
Accrued interest payable	525	—	—	525	525
Derivative liabilities	1,947	—	1,947	—	1,947

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

18. SEGMENT

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company's revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2020, 2019 or 2018.

19. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2020	2019
	(In thousands)
ASSETS:
Cash equivalents	$31	$158
Investment in subsidiaries	214,042	219,476
ESOP loan receivable	5,030	5,717
Other assets	13,002	12,650
TOTAL ASSETS	232,105	238,001

LIABILITIES:
ESOP loan payable	5,030	5,717
Other liabilities	435	260
EQUITY	226,640	232,024
TOTAL LIABILITIES AND EQUITY	$232,105	$238,001

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
INCOME:
Dividends from subsidiaries	$15,812	$25,063	$28,712
ESOP loan interest income	457	514	571
Other income	1	1	1
Total income	16,270	25,578	29,284

OPERATING EXPENSE:
Salaries and employee benefits	1,420	1,647	1,837
ESOP interest	457	514	571
Other expenses	406	352	286
Total operating expense	2,283	2,513	2,694

Income before equity in undistributed income of subsidiaries and income taxes	13,987	23,065	26,590
Equity in undistributed loss of subsidiaries	(3,123)	(10,203)	(10,717)
Net income before taxes	10,864	12,862	15,873
Income tax benefit	(351)	(487)	(535)
Net income	$11,215	$13,349	$16,408

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2020	2019	2018
	(In thousands)
OPERATING ACTIVITIES:
Net income	$11,215	$13,349	$16,408
Equity in undistributed loss of subsidiaries	3,123	10,203	10,717
Change in other liabilities	(672)	(668)	(610)
Change in other assets	335	216	(919)
Other, net	1,385	1,607	1,805
Net cash provided by operating activities	15,386	24,707	27,401
INVESTING ACTIVITIES:
Purchase of securities	(122)	(140)	(127)
Sales of securities	122	140	127
Net cash provided by investing activities	—	—	—
FINANCING ACTIVITIES:
Cash dividends paid	(5,037)	(5,274)	(4,641)
Common stock repurchased	(10,519)	(19,455)	(22,920)
Issuance of common stock in connection with stock option exercises	43	106	114
Net cash used in financing activities	(15,513)	(24,623)	(27,447)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(127)	84	(46)

CASH AND CASH EQUIVALENTS
Beginning of year	158	74	120
End of year	$31	$158	$74
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$160	$(221)	$(83)

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

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,390	$20,330	$20,447	$21,708
Interest expense (1)	5,837	5,238	4,457	2,913

Net interest and dividend income	14,553	15,092	15,990	18,795

Provision for loan losses	2,100	2,450	2,725	500

Gain on available-for-sale securities, net	23	13	1,929	—
Unrealized gains (losses) on marketable equity securities, net	102	35	(4)	(24)
Swap fee income	185	—	397	72
Loss on interest rate swap termination	—	—	(2,353)	—
Other non-interest income	2,215	2,039	2,208	2,414
Non-interest income	2,525	2,087	2,177	2,462

Non-interest expense (2)	12,314	12,245	12,853	14,338

Income before income taxes	2,664	2,484	2,589	6,419
Income tax provision	584	463	488	1,406
Net income	$2,080	$2,021	$2,101	$5,013

Basic earnings per share	$0.08	$0.08	$0.08	$0.20
Diluted earnings per share	$0.08	$0.08	$0.08	$0.20

	2019

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,060	$20,215	$20,804	$21,037
Interest expense	5,734	6,014	6,276	6,113

Net interest and dividend income	14,326	14,201	14,528	14,924

Provision for loan losses	50	350	1,275	1,000

Gain (loss) on available-for-sale securities, net	35	(96)	49	(85)
Unrealized gains (losses) on marketable equity securities, net	70	79	45	(29)
Swap fee income	8	206	55	205
Other non-interest income	2,058	2,328	2,462	2,315
Non-interest income	2,171	2,517	2,611	2,406

Non-interest expense	12,023	12,140	11,740	11,905

Income before income taxes	4,424	4,228	4,124	4,425
Income tax provision	994	971	899	988
Net income	$3,430	$3,257	$3,225	$3,437

Basic earnings per share	$0.13	$0.13	$0.12	$0.13
Diluted earnings per share	$0.13	$0.12	$0.12	$0.13

(1)	The decrease in interest expense for the three months ended December 31, 2020 was due to a decrease of $933,000 in interest expense on deposits and $611,000 in interest expense on FHLB borrowings, both resulting from repricing liabilities in the continued low-rate environment as well as the pay down of high-rate FHLB borrowings.
(2)	The increase in non-interest expense for the three months ended December 31, 2020 was primarily driven by a $987,000 expense resulting from the early extinguishment of $50.0 million in FHLB borrowings.