Form 10-Q
period 2021-03-31
Western New England Bancorp, Inc.
filed 2021-05-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to ___________

Commission File Number: 001-16767

Western New England Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

141 Elm Street, Westfield, Massachusetts	01086
(Address of principal executive offices)	(Zip Code)

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

At May 6, 2021 the registrant had 24,415,041 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19") pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

•	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

•	the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines;

•	the pace of recovery when the COVID-19 pandemic subsides;

•	changes in the interest rate environment that reduce margins;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

 WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$17,170	$17,399
Federal funds sold	3,363	2,987
Interest-bearing deposits and other short-term investments	111,591	67,058
Cash and cash equivalents	132,124	87,444

Securities available-for-sale, at fair value	195,454	201,880
Securities held-to-maturity, at amortized cost (Fair value of $62,915 at March 31, 2021)	63,960	—
Marketable equity securities, at fair value	11,906	11,968
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	4,492	5,160
Loans, net of allowance for loan losses of $21,227 and $21,157 at March 31, 2021 and December 31, 2020, respectively	1,903,641	1,906,226
Premises and equipment, net	25,416	25,103
Accrued interest receivable	8,483	8,477
Bank-owned life insurance	73,301	72,860
Deferred tax asset, net	13,564	12,588
Goodwill	12,487	12,487
Core deposit intangible	2,844	2,937
Other assets	15,857	18,756
Total Assets	$2,463,529	$2,365,886

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$602,779	$541,759
Interest-bearing	1,551,354	1,496,371
Total deposits	2,154,133	2,038,130

Long-term debt	42,676	57,850
Securities pending settlement	152	160
Other liabilities	43,712	43,106
Total Liabilities	2,240,673	2,139,246

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 24,583,958 shares issued and outstanding at March 31, 2021; 25,276,193 shares issued and outstanding at December 31, 2020	246	253
Additional paid-in capital	148,850	154,549
Unearned compensation - ESOP	(3,858)	(3,997)
Unearned compensation - Equity Incentive Plan	(959)	(1,240)
Retained earnings	92,913	88,354
Accumulated other comprehensive loss	(14,336)	(11,279)
Total Shareholders’ Equity	222,856	226,640
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,463,529	$2,365,886

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Interest and dividend income:
Residential and commercial real estate loans	$14,509	$15,654
Commercial and industrial loans	4,542	3,006
Consumer loans	69	87
Debt securities, taxable	824	1,346
Debt securities, tax-exempt	3	17
Marketable equity securities	27	36
Other investments	35	182
Short-term investments	24	62
Total interest and dividend income	20,033	20,390

Interest expense:
Deposits	1,734	4,236
Long-term debt	273	1,014
Short-term borrowings	—	587
Total interest expense	2,007	5,837
Net interest and dividend income	18,026	14,553

Provision for loan losses	75	2,100
Net interest and dividend income after provision for loan losses	17,951	12,453

Non-interest income:
Service charges and fees	1,883	1,774
Income from bank-owned life insurance	441	441
Gain (loss) on available-for-sale securities, net	(62)	23
Net unrealized (loss) gain on marketable equity securities	(89)	102
Gain on sale of mortgages	227	—
Gain on non-marketable equity investments	546	—
Other income	58	185
Total non-interest income	3,004	2,525

Non-interest expense:
Salaries and employees benefits	7,682	7,172
Occupancy	1,289	1,167
Furniture and equipment	490	391
Data processing	721	715
Professional fees	544	599
FDIC insurance assessment	298	151
Advertising	338	252
Other expenses	1,965	1,867
Total non-interest expense	13,327	12,314
Income before income taxes	7,628	2,664
Income tax provision	1,837	584
Net income	$5,791	$2,080

Earnings per common share:
Basic earnings per share	$0.24	$0.08
Weighted average shares outstanding	24,486,146	25,565,138
Diluted earnings per share	$0.24	$0.08
Weighted average diluted shares outstanding	24,543,554	25,617,920

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$5,791	$2,080

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains	(4,469)	4,150
Reclassification adjustment for net losses (gains) realized in income(1)	62	(23)
Unrealized (losses) gains	(4,407)	4,127
Tax effect	1,081	(999)
Net-of-tax amount	(3,326)	3,128

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	—	(1,123)
Reclassification adjustment for loss realized in interest expense(2)	—	163
Reclassification adjustment for termination fee realized in interest expense(3)	140	266
Unrealized gains (losses) on cash flow hedges	140	(694)
Tax effect	(39)	195
Net-of-tax amount	101	(499)

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss(4)	234	99
Tax effect	(66)	(28)
Net-of-tax amount	168	71

Other comprehensive (loss) income	(3,057)	2,700

Comprehensive income	$2,734	$4,780

____________________________

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $14,000 and $5,000 for the three months ended March 31, 2021 and 2020, respectively.
(2)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $46,000 for the three months ended March 31, 2020.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $39,000 and $75,000 for the three months ended March 31, 2021 and 2020.
(4)	Amounts represent the reclassification of defined benefit plans amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $66,000 and $28,000 for the three months ended March 31, 2021 and 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income	—	—	—	—	—	2,080	2,700	4,780
Common stock held by ESOP committed to be released (85,101 shares)	—	—	47	144	—	—	—	191
Share-based compensation - equity incentive plan	—	—	—	—	182	—	—	182
Forfeited equity incentive plan shares reissued (18,645 shares)	—	—	(186)	—	186	—	—	—
Common stock repurchased	(1,015,055)	(11)	(8,069)	—	—	—	—	(8,080)
Issuance of common stock in connection with equity incentive plan	101,408	1	1,093	—	(1,094)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,288)	—	(1,288)
BALANCE AT MARCH 31, 2020	25,644,334	$256	$157,133	$(4,430)	$(1,850)	$82,968	$(6,268)	$227,809

BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income	—	—	—	—	—	5,791	(3,057)	2,734
Common stock held by ESOP committed to be released (81,893 shares)	—	—	8	139	—	—	—	147
Share-based compensation - equity incentive plan	—	—	—	—	231	—	—	231
Forfeited equity incentive plan shares reissued (19,086 shares)	—	—	(212)	—	212	—	—	—
Common stock repurchased	(711,635)	(7)	(5,770)	—	—	—	—	(5,777)
Issuance of common stock in connection with stock option exercises	19,400	—	113	—	—	—	—	113
Issuance of common stock in connection with equity incentive plan (19,827 shares)	—	—	162	—	(162)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,232)	—	(1,232)
BALANCE AT MARCH 31, 2021	24,583,958	$246	$148,850	$(3,858)	$(959)	$92,913	$(14,336)	$222,856

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES:
Net income	$5,791	$2,080
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	75	2,100
Depreciation and amortization of premises and equipment	584	494
Amortization (accretion) of purchase accounting adjustments, net	55	(72)
Amortization of core deposit intangible	93	93
Net amortization of premiums and discounts on securities and mortgage loans	670	589
Share-based compensation expense	231	182
ESOP expense	147	191
Gain on sale of mortgages	(227)	—
Net loss (gain) on available-for-sale securities	62	(23)
Net change in unrealized loss (gain) on marketable equity securities	89	(102)
Income from bank-owned life insurance	(441)	(441)
Net change in:
Accrued interest receivable	(6)	93
Other assets	2,603	4,114
Other liabilities	1,276	2,755
Net cash provided by operating activities	11,002	12,053

INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	(63,973)	—
Securities, available-for-sale:
Purchases	(15,821)	(22,345)
Proceeds from sales and redemption	14	8,243
Proceeds from calls, maturities, and principal collections	17,163	30,263
Loan originations and principal payments, net	(5,205)	(28,497)
Redemption of Federal Home Loan Bank of Boston stock	668	2,483
Proceeds from sale of mortgages	7,801	—
Purchases of premises and equipment	(907)	(888)
Net cash used in investing activities	(60,260)	(10,741)

FINANCING ACTIVITIES:
Net increase in deposits	116,012	28,132
Net change in short-term borrowings	—	10,000
Repayment of long-term debt	(15,170)	(28,142)
Cash dividends paid	(1,232)	(1,288)
Common stock repurchased	(5,785)	(8,080)
Issuance of common stock in connection with stock option exercises	113	—
Net cash provided by financing activities	93,938	622

NET CHANGE IN CASH AND CASH EQUIVALENTS:	44,680	1,934
Beginning of period	87,444	24,741
End of period	$132,124	$26,675

Supplemental cash flow information:
Interest paid	$2,046	$5,790
Taxes paid	828	575
Net change in cash due to broker for common stock repurchased	(8)	—

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2021

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2021, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results of operations for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2020, included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2021 and 2020.

Earnings per common share have been computed based on the following:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands, except per share data)
Net income applicable to common stock	$5,791	$2,080

Average number of common shares issued	25,118	26,293
Less: Average unallocated ESOP Shares	(527)	(612)
Less: Average unvested equity incentive plan shares	(105)	(116)

Average number of common shares outstanding used to calculate basic earnings per common share	24,486	25,565
Effect of dilutive equity incentive plan	28	—
Effect of dilutive stock options	30	53
Average number of common shares outstanding used to calculate diluted earnings per common share	24,544	25,618

Basic earnings per share	$0.24	$0.08
Diluted earnings per share	$0.24	$0.08

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2021	December 31, 2020
	(In thousands)
Net unrealized (losses) gains on securities available-for-sale	$(3,105)	$1,302
Tax effect	742	(339)
Net-of-tax amount	(2,363)	963

Termination fee on cancelled cash flow hedges	(544)	(684)
Tax effect	153	192
Net-of-tax amount	(391)	(492)

Unrecognized actuarial loss on the defined benefit plan	(16,110)	(16,344)
Tax effect	4,528	4,594
Net-of-tax amount	(11,582)	(11,750)

Accumulated other comprehensive loss	$(14,336)	$(11,279)

4.       SECURITIES

Available-for-sale and held-to-maturity investment securities are summarized as follows:

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,880	$—	$(919)	$13,961
State and municipal bonds	405	1	—	406
Corporate bonds	3,036	58	—	3,094
Total debt securities	18,321	59	(919)	17,461

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	164,229	1,111	(3,030)	162,310
U.S. government guaranteed mortgage-backed securities	16,009	54	(380)	15,683
Total mortgage-backed securities	180,238	1,165	(3,410)	177,993

Total available-for-sale	198,559	1,224	(4,329)	195,454

Held-to-maturity securities:
Mortgage-backed securities:
Government-sponsored mortgage-backed securities	63,960	—	(1,045)	62,915
Total held-to-maturity	63,960	—	(1,045)	62,915

Total	$262,519	$1,224	$(5,374)	$258,369

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$15	$(111)	$14,775
State and municipal bonds	405	1	—	406
Corporate bonds	3,039	36	—	3,075
Total debt securities	18,315	52	(111)	18,256

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	1,742	(303)	162,729
U.S. government guaranteed mortgage-backed securities	20,973	108	(186)	20,895
Total mortgage-backed securities	182,263	1,850	(489)	183,624

Total available-for-sale	$200,578	$1,902	$(600)	$201,880

At March 31, 2021, government-sponsored enterprise obligations with a fair value of $9.3 million and mortgage-backed securities with a fair value of $56.6 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale debt securities at March 31, 2021, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Available-for-sale and held-to-maturity mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities::
Due after one year through five years	$3,441	$3,500
Due after five years through ten years	9,894	9,376
Due after ten years	4,986	4,585
Total debt securities	18,321	17,461
Mortgage-backed securities	180,238	177,993
Total available-for-sale securities	$198,559	$195,454

	March 31, 2021
	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Mortgage-backed securities	$63,960	$62,915
Total held-to-maturity securities	$63,960	$62,915

Gross realized gains and losses on available-for-sale securities for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Gross gains realized	$—	$148
Gross losses realized	(62)	(125)
Net gains realized	$(62)	$23

Proceeds from the sales and redemptions of available-for-sale securities amounted to $14,000 for the three months ended March 31, 2021, while proceeds from the sales and redemptions of available-for-sale securities amounted to $8.2 million for the three months ended March 31, 2020.

Information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:

Government-sponsored mortgage-backed securities	30	$109,395	$2,914	2.6%	3	$2,479	$116	4.5%
U.S. government guaranteed mortgage-backed securities	5	11,157	305	2.7	2	2,337	75	3.1
Government-sponsored enterprise obligations	3	13,961	919	6.2	—	—	—	—
Total available-for-sale	38	134,513	4,138		5	4,816	191

Held-to-maturity:

Government-sponsored mortgage-backed securities	8	62,915	1,045	1.6%	—	—	—	—%
Total held-to-maturity	8	62,915	1,045		—	—	—

Total	46	$197,428	$5,183		5	$4,816	$191

	December 31, 2020
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Government-sponsored mortgage-backed securities	16	$27,091	$225	0.8%	2	$1,815	$78	4.1%
U.S. government guaranteed mortgage-backed securities	3	10,458	75	0.7	2	2,393	111	4.4
Government-sponsored enterprise obligations	2	9,868	111	1.1	—	—	—	—
	21	$47,417	$411		4	$4,208	$189

During the three months ended March 31, 2021 and year ended December 31, 2020, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At March 31, 2021, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31,	December 31,
	2021	2020
	(In thousands)
Commercial real estate	$861,418	$833,949
Residential real estate:
Residential 1-4 family	581,308	604,719
Home equity	102,842	103,905
Commercial and industrial
Paycheck Protection Program (“PPP”) loans	170,079	167,258
Commercial and industrial	205,086	211,823
Consumer	4,785	5,192
Total gross loans	1,925,518	1,926,846
Unamortized PPP loan fees	(3,954)	(3,050)
Unearned premiums and deferred loan fees and costs, net	3,304	3,587
Allowance for loan losses	(21,227)	(21,157)
Net loans	$1,903,641	$1,906,226

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2021 and December 31, 2020, the Company was servicing commercial loans participated out to various other institutions totaling $54.4 million and $52.9 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2021, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (217 PSA), weighted average internal rate of return (9.04%), weighted average servicing fee (0.25%), and average cost to service loans ($83.94 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the three months ended March 31, 2021, the Company sold $7.6 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $227,000 within non-interest income. There were no sales of mortgages during the three months ended March 31, 2020.

At March 31, 2021 and December 31, 2020, the Company serviced residential mortgage loans owned by investors totaling $43.4 million and $38.1 million, respectively. Net service fee income of $8,000 and $14,000 was recorded for the three months ended March 31, 2021 and 2020, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Balance at the beginning of year:	$153	$219
Capitalized mortgage servicing rights	48	—
Amortization	(15)	(16)
Balance at the end of period	$186	$203
Fair value at the end of period	$235	$252

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the three months ended March 31, 2021. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor at March 31, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). In addition, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”) due to the ongoing impacts and extended nature of the pandemic.

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

An analysis of changes in the allowance for loan losses by segment for the three months ended March 31, 2021 and 2020 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision	1,010	357	655	61	17	2,100
Charge-offs	(37)	(106)	(199)	(37)	—	(379)
Recoveries	—	1	1	12	—	14
Balance at March 31, 2020	$7,780	$4,172	$3,640	$239	$6	$15,837

Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	295	(135)	(60)	(13)	(12)	75
Charge-offs	—	—	(9)	(24)	—	(33)
Recoveries	—	8	1	19	—	28
Balance at March 31, 2021	$13,315	$4,113	$3,562	$223	$14	$21,227

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,315	4,113	3,562	223	14	21,227
Total allowance for loan losses	$13,315	$4,113	$3,562	$223	$14	$21,227

Impaired loans	$11,751	$3,989	$4,454	$25	$—	$20,219
Non-impaired loans	844,155	677,859	200,253	4,760	—	1,727,027
Impaired loans acquired with deteriorated credit quality	5,512	2,302	379	—	—	8,193
Total loans	$861,418	$684,150	$205,086	$4,785	$—	$1,755,439

December 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,020	4,240	3,630	241	26	21,157
Total allowance for loan losses	$13,020	$4,240	$3,630	$241	$26	$21,157

Impaired loans	$11,803	$4,363	$4,439	$27	$—	$20,632
Non-impaired loans	816,406	701,915	207,002	5,165	—	1,730,488
Impaired loans acquired with deteriorated credit quality	5,740	2,346	382	—	—	8,468
Total loans	$833,949	$708,624	$211,823	$5,192	$—	$1,759,588

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
March 31, 2021
Commercial real estate	$5,080	$298	$1,143	$6,521	$854,897	$861,418	$1,510
Residential real estate:
Residential	513	470	820	1,803	579,505	581,308	4,539
Home equity	—	34	4	38	102,804	102,842	80
Commercial and industrial	763	50	91	904	204,182	205,086	628
Consumer	9	—	—	9	4,776	4,785	25
Total loans	$6,365	$852	$2,058	$9,275	$1,746,164	$1,755,439	$6,782

December 31, 2020
Commercial real estate	$5,844	$3,144	$1,256	$10,244	$823,705	$833,949	$1,632
Residential real estate:
Residential	1,684	360	707	2,751	601,968	604,719	5,353
Home equity	25	—	—	25	103,880	103,905	124
Commercial and industrial	166	158	156	480	211,343	211,823	705
Consumer	22	—	—	22	5,170	5,192	27
Total loans	$7,741	$3,662	$2,119	$13,522	$1,746,066	$1,759,588	$7,841

Impaired Loans.

The following is a summary of impaired loans by class:

				Three Months Ended
	At March 31, 2021			March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1)
Commercial real estate	$17,263	$18,296	$—	$17,403	$108
Residential real estate	6,171	6,971	—	6,357	104
Home equity	120	152	—	143	4
Commercial and industrial	4,833	7,366	—	4,827	62
Consumer	25	39	—	26	—
Total impaired loans	$28,412	$32,824	$—	$28,756	$278

				Three Months Ended
	At December 31, 2020			March 31, 2020
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1)
Commercial real estate	$17,543	$18,590	$—	$15,443	$110
Residential real estate	6,544	7,647	—	5,691	14
Home equity	165	207	—	434	3
Commercial and industrial	4,821	7,038	—	1,443	57
Consumer	27	39	—	40	—
Total impaired loans	$29,100	$33,521	$—	$23,051	$184

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

With the exception of loans acquired with deteriorated credit quality, the majority of impaired loans are included within the non-accrual balances; however, not every loan on non-accrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (“TDR”). Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the three months ended March 31, 2021 and March 31, 2020. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At March 31, 2021, we had not committed to lend any additional funds for loans that are classified as impaired. As of March 31, 2020, we have lent an additional $169,000 to a customer with a loan relationship already classified as impaired. The new loan was designated impaired and classified as a TDR at March 31, 2020, and is included in the table below. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three months ended March 31, 2021 and 2020 pertained to performing TDRs and purchased impaired loans.

Troubled Debt Restructurings.

Loans are designated as a TDR when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Bank grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Bank's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination. All loans that are modified are reviewed by the Company to identify if a TDR has occurred. All TDR loans are classified as impaired.

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

Loans modifications classified as TDRs during the three months ended March 31, 2020 are included in the table below. There were no loan modifications classified as TDRs during the three months ended March 31, 2021. During the three months ended March 31, 2021 and 2020, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the three months ended March 31, 2021 or 2020.

	Three Months Ended
	March 31, 2020
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Commercial and Industrial	1	$169	$169
Total	1	$169	$169

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee acquisition with evidence of credit deterioration as of March 31, 2021.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2020	$14,297	$11,485	$2,812	$3,017	$8,468
Collections	(378)	(356)	(22)	(81)	(275)
Dispositions	—	—	—	—	—
Balance at March 31, 2021	$13,919	$11,129	$2,790	$2,936	$8,193

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2021
Pass (Rated 1 – 4)	$774,386	$575,241	$102,600	$348,565	$4,760	$1,805,552
Special Mention (Rated 5)	65,414	—	—	11,551	—	76,965
Substandard (Rated 6)	21,618	6,067	242	15,049	25	43,001
Total	$861,418	$581,308	$102,842	$375,165	$4,785	$1,925,518

December 31, 2020
Pass (Rated 1 – 4)	$726,751	$598,250	$103,619	$345,967	$5,165	$1,779,752
Special Mention (Rated 5)	78,207	—	—	13,871	—	92,078
Substandard (Rated 6)	28,991	6,469	286	19,243	27	55,016
Total	$833,949	$604,719	$103,905	$379,081	$5,192	$1,926,846

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill.

At March 31, 2021 and December 31, 2020, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three months ended March 31, 2021 or the year ended December 31, 2020. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangible.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $93,000 for each of the three months ended March 31, 2021 and March 31, 2020. At March 31, 2021, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $969,000 thereafter.

7.       SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the three months ended March 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	210,975	$6.46	1.67	$90
Exercised	(19,400)	5.85	0.67	43
Outstanding at March 31, 2021	191,575	$6.52	1.51	$364

Exercisable at March 31, 2021	191,575	$6.52	1.51	$364

Cash received for options exercised during the three months ended March 31, 2021 was $113,000. There were no options exercised during the three months ended March 31, 2020.

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

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance). As of December 31, 2020, the three-year performance period for the 2018 grants ended. Of the 32,960 performance-based shares granted in 2018, 9,943 performance-based shares vested in February 2021 and were issued to eligible recipients, while 23,017 shares were forfeited. Shares forfeited become available for reissuance under future grants.

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

In February 2021, there were 19,827 shares granted to our directors, with a one-year vesting period. At March 31, 2021, there were no remaining shares available to grant under the RSA Plan.

A summary of the status of restricted stock awards at March 31, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,698	$9.63
Shares granted	19,827	8.17
Shares forfeited	(19,086)	11.05
Shares vested	(27,727)	9.81
Balance at March 31, 2021	151,712	$9.23

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at March 31, 2020	234,222	$9.67

We recorded total expense for restricted stock awards of $231,000 and $nn182,000 for the three months ended March 31, 2021 and 2020, respectively.

8.       SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At March 31, 2021, the Bank had $453.3 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the three months ended March 31, 2021 and 2020. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at March 31, 2021 and December 31, 2020, respectively.

The Company has an available line of credit of $13.1 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2021 and December 31, 2020, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. At March 31, 2021 and December 31, 2020, we had no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At March 31, 2021, we had $42.7 million in long-term debt with the FHLB, compared to $57.9 million in long-term debt with the FHLB at December 31, 2020.

9.       PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2021. No contributions have been made to the plan for the three months ended March 31, 2021. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Service cost	$454	$356
Interest cost	295	293
Expected return on assets	(439)	(382)
Amortization of actuarial loss	234	99
Net periodic pension cost	$544	$366

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

The following table presents information about interest rate swaps at March 31, 2021 and December 31, 2020:

March 31, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$16,232	12.5	2.01%	3.76%	$(365)
Loan-level swaps – borrower	16,232	12.5	3.76%	2.01%	365
Forward starting loan-level swaps - dealer	22,390	11.5			1,696
Forward starting loan-level swaps - borrower	22,390	11.5			(1,696)
Total	$71,244				$0

December 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,554	12.5	1.97%	3.74%	$(1,440)
Loan-level swaps – borrower	13,554	12.5	3.74%	1.97%	1,440
Forward starting loan-level swaps - dealer	22,390	11.5			114
Forward starting loan-level swaps - borrower	22,390	11.5			(114)
Total	$71,888				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2021 and December 31, 2020.

March 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$365	Other Liabilities	$1,696
Interest rate swap – with counterparties		1,696		365
Total derivatives not designated as hedging instruments		$2,061		$2,061

December 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,440	Other Liabilities	$114
Interest rate swap – with counterparties		114		1,440
Total derivatives not designated as hedging instruments		$1,554		$1,554

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Loss Recognized in OCI on Derivative
	Three Months Ended March 31,
	2021	2020
Interest rate swaps	$—	$(1,123)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities.

The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended March 31,
	2021	2020
Interest rate swaps	$140	$429

During the next 12 months, we estimate that $544,000 will be reclassified as an increase in interest expense.

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

At March 31, 2021, we had a net asset position of $1.3 million, compared to a net liability position of $1.5 million with our counterparties at December 31, 2020. We have minimum collateral posting thresholds under agreements with certain of our derivative counterparties. As of March 31, 2021, we had no collateral posted to our counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$195,454	$—	$195,454
Marketable equity securities	11,906	—	—	11,906
Interest rate swaps	—	2,061	—	2,061
Total assets	$11,906	$197,515	$—	$209,421

Liabilities:
Interest rate swaps	$—	$2,061	$—	$2,061

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$201,880	$—	$201,880
Marketable equity securities	11,968	—	—	11,968
Interest rate swaps	—	1,554	—	1,554
Total assets	$11,968	$203,434	$—	$215,402

Liabilities:
Interest rate swaps	$—	$1,554	$—	$1,554

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2021. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at December 31, 2020. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At December 31, 2020			March 31, 2020
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$150	$1,327

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

There were no liabilities measured at fair value on a non-recurring basis at March 31, 2021 and December 31, 2020.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$132,124	$132,124	$—	$—	$132,124
Securities available-for-sale	195,454	—	195,454	—	195,454
Securities held-to-maturity	63,960	—	62,915	—	62,915
Marketable equity securities	11,906	11,906	—	—	11,906
Federal Home Loan Bank of Boston and other restricted stock	4,492	—	—	4,492	4,492
Loans - net	1,903,641	—	—	1,905,574	1,905,574
Accrued interest receivable	8,483	—	—	8,483	8,483
Mortgage servicing rights	186	—	235	—	235
Derivative asset	2,061	—	2,061	—	2,061

Liabilities:
Deposits	2,154,133	—	—	2,155,667	2,155,667
Long-term debt	42,676	—	42,689	—	42,689
Accrued interest payable	84	—	—	84	84
Derivative liabilities	2,061	—	2,061	—	2,061

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$87,444	$87,444	$—	$—	$87,444
Securities available-for-sale	201,880	—	201,880	—	201,880
Marketable equity securities	11,968	11,968	—	—	11,968
Federal Home Loan Bank of Boston and other restricted stock	5,160	—	—	5,160	5,160
Loans - net	1,906,226	—	—	1,900,750	1,900,750
Accrued interest receivable	8,477	—	—	8,477	8,477
Mortgage servicing rights	153	—	157	—	157
Derivative asset	1,554	—	1,554	—	1,554

Liabilities:
Deposits	2,038,130	—	—	2,040,293	2,040,293
Long-term debt	57,850	—	57,945	—	57,945
Accrued interest payable	124	—	—	124	124
Derivative liabilities	1,554	—	1,554	—	1,554

12.       RECENT ACCOUNTING PRONOUNCEMENTS

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

13.       SUBSEQUENT EVENTS

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. The Company intends to use the net proceeds of the offering for general corporate purposes, including organic growth and repurchase of the Company’s common shares.

Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and (ii) from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

The Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations.

On April 27, 2021, the Board of Directors authorized a stock repurchase plan, pursuant to which the Company may repurchase up to 2.4 million shares, or approximately 10%, of the Company’s outstanding shares, upon the completion of the stock repurchase plan adopted in 2020. As of April 27, 2021, there were 158,019 shares available for purchase under the 2020 Plan.

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2021 in the context of this strategy.

●	Net income was $5.8 million, or $0.24 per diluted share, for the three months ended March 31, 2020, compared to $2.1 million, or $0.08 per diluted share, for the same period in 2020.

●	The provision for loan losses was $75,000 for the three months ended March 31, 2021, compared to $2.1 million for the same period in 2020. The provision during the 2020 period was impacted by the uncertainty surrounding the extent and duration of the COVID-19 pandemic. As of March 31, 2021, the Company’s delinquent and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

●	Net interest income increased $3.5 million, or 23.9%, to $18.0 million, for the three months ended March 31, 2021, from $14.6 million, for the three months ended March 31, 2020. The increase in net interest income was due to a decrease of $3.8 million, or 65.6%, in interest expense, partially offset by an decrease in interest and dividend income of $357,000, or 1.8%. The decrease in interest expense was due to a decrease of $2.5 million, or 59.1%, in interest expense on deposits and a decrease of $1.3 million, or 82.9%, in interest expense on FHLB advances. Net interest income for the three months ended March 31, 2021 includes interest income and origination fees from PPP loans of $2.4 million.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2021. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2020 Annual Report.

RECENT DEVELOPMENTS: CORONAVIRUS PANDEMIC RESPONSE AND ACTIONS.

On March 18, 2021, the Governor of Massachusetts announced that beginning on March 22, 2021, the Commonwealth of Massachusetts would transition to Phase IV of its reopening plan, which also included the replacement of the Massachusetts Travel Order with a Travel Advisory. Phase IV will open a range of previously closed business sectors under tight capacity restrictions that are expected to be adjusted over time if favorable trends in the public health data continue. Gathering limits for event venues and in public settings will increase to 100 people indoors and 150 people outdoors. Outdoor gatherings at private residences and in private backyards will remain at a maximum of 25 people, with indoor house gatherings remaining at 10 people. In addition, large capacity sports and entertainment venues (indoor and outdoor stadiums, arenas, and ballparks) will be permitted to operate at a strict 12% capacity limit after submitting a plan to the Department of Public Health.

On April 27, 2021, the Governor of Massachusetts announced that the Face Coverings Order will be relaxed for some outdoor settings effective April 30, 2021. In addition, the Governor announced that beginning on May 10, 2021, certain Phase IV, Step 2 industries will reopen. Large capacity sports and entertainment venues (indoor and outdoor stadiums, arenas, and ballparks) currently open at 12% capacity limit will be permitted to increase capacity to 25%. Amusement parks, theme parks and outdoor water parks will be permitted to operate at 50% capacity after submitting safety plans to the Department of Health.

Effective May 29, 2021, gathering limits for indoor events will increase from 100 people to 200 people and outdoor gathering limits for events, public settings and private settings will increase from 150 people to 250 people subject to public health and vaccination data. Effective August 1, 2021, remaining industries will be permitted to open (nightclubs, indoor water parks, health clubs and other facilities), subject to public health and vaccination data, and that further, all industry restrictions will be lifted, capacity will increase to 100% for all industries, and gathering limits will be rescinded.

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

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of March 31, 2021, the Company received funding approval from the SBA for 2,046 applications totaling $294.7 million and has processed 1,046 loan forgiveness applications totaling $124.6 million.

The table below breaks out the PPP loans approved and funded and the outstanding balance as of March 31, 2021:

			March 31, 2021
	Original Loan Amount	Original # of Loans	Balance Outstanding	# of Loans Remaining
($ in millions)

Round 1 and 2	$223.1	1,386	$98.5	340
Round 3	71.6	660	71.6	660
Total	$294.7	2,046	$170.1	1,000

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

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment modifications totaled $261.0 million (525 loans), for which principal and interest payments were deferred, and represented 14.7% of the total loan portfolio, excluding PPP loans. As of March 31, 2021, deferred loan payment modifications granted under the CARES Act declined 74% to $66.9 million (29 loans), or 3.8% of total loans, excluding PPP loans.

The table below breaks out the remaining modifications granted under the CARES Act at March 31, 2021:

			March 31, 2021
			CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at March 31, 2021	% of Total Loans	Modification Balance	# of Loans Modified of	% Loan Segment Balance
($ in millions)

Commercial real estate	$861.4	49.1%	$57.0	16	6.6%
Commercial and industrial	205.1	11.7%	7.9	7	3.9%
Residential real estate	684.2	39.0%	2.0	6	0.3%
Consumer	4.8	0.2%	—	—	—
Total	$1,755.5	100.0%	$66.9	29	3.8%

_______________________________

(1)	Excludes PPP loans and deferred fees.

(2)	Residential includes home equity loans and lines of credit.

The following table provides some insight into the composition of the Bank’s loan portfolio and remaining loan modifications, excluding PPP loans, as of March 31, 2021:

Commercial Real Estate Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Balance Modified(2)
Apartment	10.0%	72.2%	—
Office	8.5%	61.0%	—
Industrial	7.0%	50.2%	3.7%
Retail/Shopping	6.3%	45.6%	—
Hotel	3.1%	22.3%	95.9%
Residential non-owner	2.8%	20.5%	—
Auto sales	2.3%	16.8%	—
Mixed-use	2.1%	14.9%	—
Adult care/Assisted living	2.1%	15.4%	—
College/school	1.6%	11.4%	—
Other	1.5%	10.5%	1.1%
Auto service	0.6%	4.2%	—
Gas station/convenience store	0.6%	4.5%	—
Restaurant	0.6%	4.1%	3.3%
Total commercial real estate loans	49.1%		6.6%

Commercial and Industrial Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Balance Modified(2)
Manufacturing	2.6%	19.1%	0.3%
Wholesale trade	1.8%	12.8%	—
Specialty trade	0.7%	4.7%	—
Heavy and civil engineering construction	1.1%	7.7%	1.7%
Educational services	0.6%	4.3%	—
Transportation and warehouse	0.7%	4.8%	57.2%
Healthcare and social assistance	0.3%	2.4%	—
Auto sales	0.4%	2.8%	—
Hotel	0.2%	1.2%	25.1%
All other C&I(3)	3.3%	24.3%	0.1%
Total commercial and industrial loans	11.7%		3.9%

Residential and Consumer Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Balance Modified(2)
Residential real estate	39.0%	281.1%	0.3%
Consumer	0.2%	2.0%	—
Total residential and consumer loans	39.2%		0.3%

Total Loan Portfolio	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Balance Modified(2)
Commercial real estate	49.1%	353.9%	6.6%
Commercial and industrial	11.7%	84.3%	3.9%
Residential real estate	39.0%	281.1%	0.3%
Consumer	0.2%	2.0%	—
Total	100.0%		3.8%

____________________________

(1)	Excludes PPP loans of $170.1 million as of March 31, 2021.

(2)	Modified balances as of March 31, 2021 (Commercial real estate loans $57.0 million; Commercial and industrial loans $7.9 million; and Residential loans $2.0 million).

(3)	Other consists of multiple industries.

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

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation, - “Economic Impact of COVID-19” at March 31, 2020. The allocation of additional reserves for the three months ended March 31, 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). The Company’s provision for loan losses was $75,000 for the three months ended March 31, 2021, compared to $2.1 million for the three months ended March 31, 2020. The provision for the three months ended March 31, 2020 was impacted by the negative economic outlook given the unknown extent and duration of the COVID-19 pandemic. As of March 31, 2021, the Company’s delinquent and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2021 AND DECEMBER 31, 2020

At March 31, 2021, total assets were $2.5 billion, an increase of $97.6 million, or 4.1%, from December 31, 2020. During the three months ended March 31, 2021, cash and cash equivalents increased $44.7 million, or 51.1%, investment securities increased $57.5 million, or 26.9%; and total loans decreased $2.5 million, or 0.1%.

Total loans decreased $2.5 million, or 0.1%, from December 31, 2020, primarily due to a decrease in residential real estate loans of $24.5 million, or 3.5%, as well as a decrease in commercial and industrial loans of $3.9 million, or 1.0%. Excluding PPP loans of $170.1 million, commercial and industrial loans decreased $6.7 million, or 3.2%, from December 31, 2020. These decreases were partially offset by an increase in commercial real estate loans of $27.5 million, or 3.3%.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $80,000 and $139,000 for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, nonperforming loans totaled $6.8 million, or 0.39% of total loans, excluding PPP loans, compared to $7.8 million, or 0.45% of total loans, excluding PPP loans, at December 31, 2020. At March 31, 2021, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, excluding PPP loans, was 0.30% at March 31, 2021, compared to 0.36% at December 31, 2020. The allowance for loan losses as a percentage of total loans, excluding PPP loans, which do not require an allowance for loan losses, was 1.21% at March 31, 2021, compared to 1.20% at December 31, 2020. At March 31, 2021, the allowance for loan losses as a percentage of nonperforming loans was 313.0%, compared to 269.8% at December 31, 2020. As previously mentioned, the increase in the allowance coverage ratio is due to the increased risks in the portfolio as a result of the ongoing COVID-19 pandemic. A summary of our non-accrual and past due loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At March 31, 2021, total deposits were $2.2 billion, an increase of $116.0 million, or 5.7%, from December 31, 2020, primarily due to an increase in core deposits of $183.5 million, or 12.7%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.4 billion, or 71.0% of total deposits, at December 31, 2020, to $1.6 billion, or 75.7% of total deposits, at March 31, 2021. Non-interest-bearing deposits increased $61.0 million, or 11.3%, to $602.8 million, interest-bearing checking accounts increased $1.7 million, or 1.8%, to $96.6 million, savings accounts increased $28.3 million, or 16.6%, to $198.6 million, and money market accounts increased $92.5 million, or 14.4%, to $733.3 million. The increase in core deposits can be attributed to the government stimulus for individuals, lower consumer spending over the last several months, PPP loan proceeds deposited into borrower checking accounts, as well as the three new branches opened in 2020.

Time deposits decreased $67.5 million, or 11.4%, from $590.3 million at December 31, 2020 to $522.8 million at March 31, 2021. Brokered deposits, which are included within time deposits, were $40.3 million at March 31, 2021 and $55.3 million at December 31, 2020.

At March 31, 2021, FHLB advances were $42.7 million, a decrease of $15.2 million, or 26.2%, from $57.9 million at December 31, 2020.

At March 31, 2021, shareholders’ equity was $222.9 million, or 9.1% of total assets, compared to $226.6 million, or 9.6% of total assets, at December 31, 2020. The decrease in shareholders’ equity reflects $5.8 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $1.2 million and an increase in accumulated other comprehensive loss of $3.1 million, partially offset by net income of $5.8 million. Total shares outstanding as of March 31, 2021 were 24,583,958.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future.

The Company’s book value per share was $9.07 at March 31, 2021, compared to $8.97 at December 31, 2020, while tangible book value per share increased $0.08, or 0.96%, from $8.36 at December 31, 2020 to $8.44 at March 31, 2021. As of March 31, 2021, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND MARCH 31, 2020

General.

Net income was $5.8 million, or $0.24 per diluted share, for the three months ended March 31, 2021, compared to $2.1 million, or $0.08 per diluted share, for the same period in 2020. Net interest income was $18.0 million and $14.6 million for the three months ended March 31, 2021 and 2020, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2021 and 2020, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2021			2020
	Average	Average Yield/	Average	Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,923,477	$19,220	4.05%	$1,782,500	$18,876	4.26%
Securities(2)	227,330	854	1.52	225,933	1,404	2.50
Other investments - at cost	9,663	35	1.47	16,762	182	4.37
Short-term investments(3)	95,004	24	0.10	17,557	62	1.42
Total interest-earning assets	2,255,474	20,133	3.62	2,042,752	20,524	4.04
Total non-interest-earning assets	144,588			137,665
Total assets	$2,400,062			$2,180,417

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$90,503	$105	0.47%	$70,209	$75	0.43%
Savings accounts	187,217	37	0.08	131,868	34	0.10
Money market accounts	675,662	653	0.39	446,234	753	0.68
Time deposits	567,102	939	0.67	651,424	3,374	2.08
Total interest-bearing deposits	1,520,484	1,734	0.46	1,299,735	4,236	1.31
Short-term borrowings and long-term debt	52,670	273	2.10	231,989	1,601	2.78
Interest-bearing liabilities	1,573,154	2,007	0.52	1,531,724	5,837	1.53
Non-interest-bearing deposits	561,581			388,590
Other non-interest-bearing liabilities	38,360			29,466
Total non-interest-bearing liabilities	599,941			418,056

Total liabilities	2,173,095			1,949,780
Total equity	226,967			230,637
Total liabilities and equity	$2,400,062			$2,180,417
Less: Tax-equivalent adjustment(2)		(100)			(134)
Net interest and dividend income		$18,026			$14,553
Net interest rate spread(4)			3.08%			2.48%
Net interest rate spread, on a tax equivalent basis(5)			3.10%			2.51%
Net interest margin(6)			3.24%			2.87%
Net interest margin, on a tax equivalent basis(7)			3.26%			2.89%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.37%			133.36%

________________________

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets, including non-accrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$1,381	$(1,037)	$344
Securities(1)	9	(559)	(550)
Other investments - at cost	(76)	(71)	(147)
Short-term investments	271	(309)	(38)
Total interest-earning assets	1,585	(1,976)	(391)

Interest-bearing liabilities
Interest-bearing checking accounts	21	9	30
Savings accounts	14	(11)	3
Money market accounts	384	(484)	(100)
Time deposits	(433)	(2,002)	(2,435)
Short-term borrowing and long-time debt	(1,227)	(101)	(1,328)
Total interest-bearing liabilities	(1,241)	(2,589)	(3,830)
Change in net interest and dividend income(1)	$2,826	$613	$3,439

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $3.5 million, or 23.9%, to $18.0 million, for the three months ended March 31, 2021, from $14.6 million for the three months ended March 31, 2020. The increase in net interest income was due to a decrease in interest expense of $3.8 million, or 65.6%, partially offset by a decrease in interest and dividend income of $357,000, or 1.8%. The decrease in interest expense was due to a decrease of $2.5 million, or 59.1%, in interest expense on deposits and a decrease of $1.3 million, or 82.9%, in interest expense on FHLB advances.

Net interest income for the three months ended March 31, 2021 includes interest income and origination fees from PPP loans of $2.4 million. During the three months ended March 31, 2021 and the three months ended March 31, 2020, the Company recognized prepayment penalties of $35,000 and $6,000, respectively. In addition, interest income for the three months ended March 31, 2021 included $45,000 in negative purchase accounting adjustments, compared to $82,000 in positive purchase accounting adjustments during the three months ended March 31, 2020. Excluding the adjustments above, net interest income increased $1.2 million, or 8.0%, from $14.5 million during the three months ended March 31, 2020, to $15.6 million during the three months ended March 31, 2021.

The net interest margin was 3.24% for the three months ended March 31, 2021, compared to 2.87%, for the three months ended March 31, 2020. The net interest margin, on a tax-equivalent basis, was 3.26% for the three months ended March 31, 2021, compared to 2.89% for the three months ended March 31, 2020. Excluding the adjustments discussed above, the net interest margin increased 18 basis points from 2.85% for the three months ended March 31, 2020 to 3.03% for the three months ended March 31, 2021. The increase in the net interest margin was primarily due to the continuing trend of lower deposit costs as interest rates continued to fall to historically low levels. The Company’s net interest margin was negatively impacted by higher average balances of cash and due from banks, interest-bearing deposits from banks and federal funds sold, which are lower yielding interest-earning assets. Average cash balances increased from 0.86% of total interest-earnings assets for the three months ended March 31, 2020 to 4.21% of total interest-earning assets during the three months ended March 31, 2021.

The average loan yield decreased 21 basis points from 4.26% for the three months ended March 31, 2020 to 4.05% for the three months ended March 31, 2021. Excluding PPP loans, purchase accounting adjustments and prepayment penalties, the average loan yield decreased 38 basis points from 4.26% for the three months ended March 31, 2020 to 3.88% for the three months ended March 31, 2021. The fully tax-equivalent average yield on interest-earning assets decreased 42 basis points from 4.04% for the three months ended March 31, 2020 to 3.62% for the three months ended March 31, 2021. The decrease in average yields was primarily due to pay-offs of higher yielding loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP as well as the increase in average cash and due from bank balances which are lower yielding interest-earning assets.

During the three months ended March 31, 2021, average interest-earning assets increased $212.7 million, or 10.4%, to $2.3 billion compared to the three months ended March 31, 2020. The increase was primarily due to an increase in average loans of $141.0 million, or 7.9%. Excluding average PPP loans of $166.6 million, average loans decreased $25.6 million, or 1.4%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. Total average loans were 85.3% of total average interest-earning assets for the three months ended March 31, 2021, compared to 87.3% for the three months ended March 31, 2020.

During the three months ended March 31, 2021, the average cost of funds, including non-interest bearing demand accounts and FHLB advances, decreased 84 basis points, from 1.22% for the three months ended March 31, 2020 to 0.38% for the three months ended March 31, 2021. The average cost of core deposits, including non-interest bearing demand deposits, decreased 12 basis points from 0.33% for the three months ended March 31, 2020 to 0.21% for the three months ended March 31, 2021. The average cost of time deposits decreased 141 basis points from 2.08% for the three months ended March 31, 2020 to 0.67% for the three months ended March 31, 2021, while the average cost of borrowings decreased 68 basis points during the same period. For the three months ended March 31, 2021, average demand deposits of $561.6 million, an interest-free source of funds, represented 27.0% of average total deposits, and increased $173.0 million, or 44.5%, from the three months ended March 31, 2020.

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

The provision for loan losses decreased $2.0 million, or 96.4%, from $2.1 million for the three months ended March 31, 2020 to $75,000 for the three months ended March 31, 2021. The Company recorded net charge-offs of $5,000 for the three months ended March 31, 2021, as compared to net charges-offs of $365,000 for the three months ended March 31, 2020. The provision for loan losses during the three months ended March 31, 2021, as well as the allowance for loan losses as of March 31, 2021, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of March 31, 2021, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

Non-Interest Income.

Non-interest income increased $479,000, or 19.0%, to $3.0 million for the three months ended March 31, 2021, from $2.5 million for the three months ended March 31, 2020. The increase in non-interest income was due to a gain on non-marketable equity investments of $546,000, while service charges and fees on deposits increased $109,000, or 6.1%, and income from mortgage banking activities was $227,000 due to the sale of fixed rate residential loans during the three months ended March 31, 2021. Income from bank-owned life insurance of $441,000 remained unchanged from the three months ended March 31, 2020 to the three months ended March 31, 2021. During the three months ended March 31, 2021, unrealized losses on marketable equity securities were $89,000, compared to unrealized gains of $102,000 during the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company reported realized losses on the sale of securities of $62,000, compared to realized gains of $23,000 during the three months ended March 31, 2020.

Non-Interest Expense.

For the three months ended March 31, 2021, non-interest expense increased $1.0 million, or 8.2%, to $13.3 million from $12.3 million, for the three months ended March 31, 2020. Salaries and employee benefits expense increased $510,000, or 7.1%, to $7.7 million, primarily due to new hires and the Company’s expansion into Connecticut and increases due to annual merit increases and benefit costs. FDIC expense increased $147,000, or 97.4%, from $151,000 during the three months ended March 31, 2020 to $298,000 during the three months ended March 31, 2021. During the three months ended March 31, 2020, the FDIC applied small bank credits against the quarterly assessments. The Company fully utilized its small bank assessment credits during the three months ended March 31, 2020. Occupancy expense increased $122,000, or 10.5%, primarily due to the opening of three new branches in 2020 and an increase of $65,000, or 81.3%, in snow removal. Furniture and equipment increased $99,000, or 25.3%, advertising expenses increased $86,000, or 34.1%, and data processing related expenses increased $6,000, or 0.8%. Other non-interest expense increased $98,000, or 5.2%. These expenses were partially offset by a decrease in professional fees of $55,000, or 9.2%. The efficiency ratio was 65.3% for the three months ended March 31, 2021, compared to 72.6% for the three months ended March 31, 2020.

Income Taxes.

Income tax expense for the three months ended March 31, 2021 was $1.8 million, or an effective tax rate of 24.1%, compared to $584,000, or an effective tax rate of 21.9%, for three months ended March 31, 2020. The increase in the effective tax rate is a result of higher pre-tax income.

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

	Three Months Ended March 31,
	2021		2020
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$19,120	4.03%	$18,747	4.23%
Tax-equivalent adjustment(1)	100		129
Loans (tax-equivalent basis)	$19,220	4.05%	$18,876	4.26%

Securities (no tax adjustment)	$854	1.52%	$1,399	2.49%
Tax-equivalent adjustment(1)	—		5
Securities (tax-equivalent basis)	$854	1.52%	$1,404	2.50%

Net interest income (no tax adjustment)	$18,026		$14,553
Tax-equivalent adjustment(1)	100		134
Net interest income (tax-equivalent basis)	$18,126		$14,687

Interest rate spread (no tax adjustment)		3.08%		2.48%
Net interest margin (no tax adjustment)		3.24%		2.87%

__________________________

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At March 31, 2021 and December 31, 2020, outstanding borrowings from the FHLB were $42.7 million and $57.9 million, respectively. At March 31, 2021, we had $453.3 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2021 and December 31, 2020, we did not have an outstanding balance under either of these lines. We also have an available line of credit of $13.1 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at March 31, 2021 or December 31, 2020. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At March 31, 2021, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2021, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$243,452	14.64%	$133,029	8.00%	N/A	N/A
Bank	230,741	13.85	133,233	8.00	$166,541	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	222,661	13.39	99,772	6.00	N/A	N/A
Bank	209,918	12.60	99,925	6.00	133,233	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	222,661	13.39	74,829	4.50	N/A	N/A
Bank	209,918	12.60	74,944	4.50	108,252	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	222,661	9.33	95,413	4.00	N/A	N/A
Bank	209,918	8.81	95,359	4.00	119,198	5.00

December 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$244,158	14.65%	$133,336	8.00%	N/A	N/A
Bank	231,531	13.91	133,149	8.00	$166,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	100,002	6.00	N/A	N/A
Bank	210,722	12.66	99,862	6.00	133,149	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	75,002	4.50	N/A	N/A
Bank	210,722	12.66	74,896	4.50	108,183	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,320	9.34	95,606	4.00	N/A	N/A
Bank	210,722	8.83	95,409	4.00	119,261	5.00

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

The following table summarizes the contractual obligations and credit commitments at March 31, 2021:

	Within 1 Year	After 1 Year But Within 3 Years	After 3 Years But Within 5 Years	After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$1,492	$2,507	$2,102	$5,379	$11,480

Borrowings and Debt
Federal Home Loan Bank	40,679	1,351	646	—	42,676

Credit Commitments
Available lines of credit	245,652	—	—	82,846	328,498
Other loan commitments	115,280	15,006	—	3,866	134,152
Letters of credit	19,745	626	452	200	21,023
Total credit commitments	380,677	15,632	452	86,912	483,673

Other Obligations
Vendor Contracts	3,961	7,868	3,606	—	15,435

Total Obligations	$426,809	$27,358	$6,806	$92,291	$553,264

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since its presentation in our 2020 Annual Report. Please refer to Item 7A of the 2020 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2020 Annual Report. There are no material changes in the risk factors relevant to our operations since December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)(2)
January 1 - 31, 2021	106,476	6.79	106,476	928,894
February 1 - 28, 2021	52,616	8.13	52,616	876,278
March 1 - 31, 2021	552,543	8.37	549,342	326,936
Total	711,635	8.12	708,434	326,936

______________

(1)	On October 27, 2020, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,300,000 shares, or 5%, of its outstanding common stock.

(2)	Repurchase of 3,201 shares related to tax obligations for shares of restricted stock that vested on February 25, 2021 under our 2018 LTI Recognition & Retention Plan. These repurchases were reported by each reporting person on March 1, 2021.

During the first quarter of 2021, we repurchased 708,434 shares at an average price per share of $8.12. As of March 31, 2021, there were 326,936 shares available for purchase under the plan. There were no sales by us of unregistered securities during the three months ended March 31, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
10.1	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).
10.2	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2021.

Western New England Bancorp, Inc.

By: /s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By: /s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer