Form 10-Q
period 2021-06-30
Western New England Bancorp, Inc.
filed 2021-08-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

At August 3, 2021 the registrant had 23,391,652 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

●	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

●	the speed and effectiveness of vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines;

●	variations of COVID-19, such as the Delta variant, and the response thereto;

●	the pace of recovery when the COVID-19 pandemic subsides;

●	changes in the interest rate environment that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$16,006	$17,399
Federal funds sold	3,120	2,987
Interest-bearing deposits and other short-term investments	86,368	67,058
Cash and cash equivalents	105,494	87,444

Securities available-for-sale, at fair value	231,166	201,880
Securities held-to-maturity, at amortized cost (Fair value of $107,616 at June 30, 2021)	107,783	—
Marketable equity securities, at fair value	11,936	11,968
Federal Home Loan Bank stock and other restricted stock, at cost	4,036	5,160
Loans, net of allowance for loan losses of $19,870 and $21,157 at June 30, 2021 and December 31, 2020, respectively	1,857,118	1,906,226
Premises and equipment, net	25,039	25,103
Accrued interest receivable	8,067	8,477
Bank-owned life insurance	73,801	72,860
Deferred tax asset, net	13,180	12,588
Goodwill	12,487	12,487
Core deposit intangible	2,750	2,937
Other assets	23,749	18,756
Total Assets	$2,476,606	$2,365,886

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$599,881	$541,759
Interest-bearing	1,580,767	1,496,371
Total deposits	2,180,648	2,038,130

Long-term debt	4,990	57,850
Subordinated debt	19,614	—
Securities pending settlement	461	160
Other liabilities	47,222	43,106
Total liabilities	2,252,935	2,139,246

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 24,070,399 shares issued and outstanding at June 30, 2021; 25,276,193 shares issued and outstanding at December 31, 2020	241	253
Additional paid-in capital	144,602	154,549
Unearned compensation - ESOP	(3,719)	(3,997)
Unearned compensation - Equity Incentive Plan	(1,600)	(1,240)
Retained earnings	97,370	88,354
Accumulated other comprehensive loss	(13,223)	(11,279)
Total Shareholders’ Equity	223,671	226,640
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,476,606	$2,365,886

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020
Interest and dividend income:
Residential and commercial real estate loans	$14,457	$15,133	$28,966	$30,787
Commercial and industrial loans	3,801	3,790	8,344	6,797
Consumer loans	63	76	131	162
Debt securities, taxable	1,250	1,117	2,074	2,462
Debt securities, tax-exempt	3	17	6	35
Marketable equity securities	24	31	51	67
Other investments	28	157	63	339
Short-term investments	26	9	50	71
Total interest and dividend income	19,652	20,330	39,685	40,720

Interest expense:
Deposits	1,466	3,817	3,200	8,053
Long-term debt	185	874	458	1,888
Subordinated debt	197	—	197	—
Short-term borrowings	—	547	—	1,134
Total interest expense	1,848	5,238	3,855	11,075
Net interest and dividend income	17,804	15,092	35,830	29,645

(Credit) provision for loan losses	(1,200)	2,450	(1,125)	4,550
N et interest and dividend income after (credit) provision for loan losses	19,004	12,642	36,955	25,095

Non-interest income:
Service charges and fees	2,075	1,559	3,958	3,333
Income from bank-owned life insurance	500	480	941	921
(Loss) gain on available-for-sale securities, net	(12)	13	(74)	36
Net unrealized gain (loss) on marketable equity securities	6	35	(83)	137
Gain on sale of mortgages	242	—	469	—
Gain on non-marketable equity investments	—	—	546	—
Loss on interest rate swap termination	(402)	—	(402)	—
Other income	—	—	58	185
Total non-interest income	2,409	2,087	5,413	4,612

Non-interest expense:
Salaries and employees benefits	8,054	7,167	15,736	14,339
Occupancy	1,099	1,072	2,388	2,239
Furniture and equipment	513	363	1,003	754
Data processing	758	707	1,479	1,422
Professional fees	589	637	1,133	1,236
FDIC insurance assessment	225	288	523	439
Advertising	347	219	685	471
Loss on prepayment of borrowings	45	—	45	—
Other expenses	2,044	1,792	4,009	3,659
Total non-interest expense	13,674	12,245	27,001	24,559
Income before income taxes	7,739	2,484	15,367	5,148
Income tax provision	2,087	463	3,924	1,047
Net income	$5,652	$2,021	$11,443	$4,101

Earnings per common share:
Basic earnings per share	$0.24	$0.08	$0.47	$0.16
Weighted average shares outstanding	23,722,903	24,927,619	24,102,416	25,246,378
Diluted earnings per share	$0.24	$0.08	$0.47	$0.16
Weighted average diluted shares outstanding	23,773,562	24,927,619	24,156,450	25,272,769

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$5,652	$2,021	$11,443	$4,101

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding gains (loss)	707	399	(3,762)	4,549
Reclassification adjustment for net losses (gains) realized in income(1)	12	(13)	74	(36)
Unrealized (losses) gains	719	386	(3,688)	4,513
Tax effect	(165)	(114)	916	(1,113)
Net-of-tax amount	554	272	(2,772)	3,400

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	—	(117)	—	(1,240)
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	402	—	402	—
Reclassification adjustment for loss realized in interest expense(3)	—	254	—	417
Reclassification adjustment for termination fee realized in interest expense(4)	142	225	282	491
Unrealized gains (losses) on cash flow hedges	544	362	684	(332)
Tax effect	(153)	(102)	(192)	93
Net-of-tax amount	391	260	492	(239)

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss	233	98	467	197
Tax effect	(65)	(27)	(131)	(55)
Net-of-tax amount	168	71	336	142

Other comprehensive income (loss)	1,113	603	(1,944)	3,303

Comprehensive income	$6,765	$2,624	$9,499	$7,404

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses was $3,000 for the three months ended June 30, 2021 and 2020. The tax effects applicable to net realized gains and losses were $16,000 and $8,000 for the six months ended June 30, 2021 and 2020, respectively.

(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $113,000 for the three months and six months ended June 30, 2021.

(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $71,000 for the three months ended June 30, 2020. Income tax effects associated with the reclassification adjustments were $117,000 for the six months ended June 30, 2020.

(4)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $40,000 and $63,000 for the three months ended June 30, 2021 and 2020, respectively. Income tax effects associated with the reclassification adjustments were $79,000 and $138,000 for the six months ended June 30, 2021 and 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income	—	—	—	—	—	5,791	(3,057)	2,734
Common stock held by ESOP committed to be released (81,893 shares)	—	—	8	139	—	—	—	147
Share-based compensation - equity incentive plan	—	—	—	—	231	—	—	231
Forfeited equity incentive plan shares reissued (19,086 shares)	—	—	(212)	—	212	—	—	—
Common stock repurchased	(711,635)	(7)	(5,770)	—	—	—	—	(5,777)
Issuance of common stock in connection with stock option exercises	19,400	—	113	—	—	—	—	113
Issuance of common stock in connection with equity incentive plan (19,827 shares)	—	—	162	—	(162)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,232)	—	(1,232)
BALANCE AT MARCH 31, 2021	24,583,958	$246	$148,850	$(3,858)	$(959)	$92,913	$(14,336)	$222,856
Comprehensive income	—	—	—	—	—	5,652	1,113	6,765
Common stock held by ESOP committed to be released (81,893 shares)	—	—	27	139	—	—	—	166
Share-based compensation - equity incentive plan	—	—	—	—	380	—	—	380
Common stock repurchased	(635,921)	(6)	(5,295)	—	—	—	—	(5,301)
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,195)	—	(1,195)
BALANCE AT JUNE 30, 2021	24,070,399	$241	$144,602	$(3,719)	$(1,600)	$97,370	$(13,223)	$223,671

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2021 AND 2020

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$11,443	$4,101
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(1,125)	4,550
Depreciation and amortization of premises and equipment	1,168	996
Amortization (accretion) of purchase accounting adjustments, net	89	(8)
Amortization of core deposit intangible	187	187
Net amortization of premiums and discounts on securities and mortgage loans	1,170	1,291
Amortization of subordinated debt issuance costs	8	—
Share-based compensation expense	611	377
ESOP expense	313	334
Gain on sale of mortgages	(469)	—
Net change in unrealized loss (gains) on marketable equity securities	83	(137)
Net loss (gain) on available-for-sale securities	74	(36)
Income from bank-owned life insurance	(941)	(921)
Net change in:
Accrued interest receivable	410	(1,659)
Other assets	(5,473)	3,169
Other liabilities	5,748	(408)
Net cash provided by operating activities	13,296	11,836

INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	(108,694)	—
Proceeds from calls, maturities, and principal collections	845	—
Securities, available for sale:
Purchases	(65,291)	(51,860)
Proceeds from redemptions and sales	129	10,792
Proceeds from calls, maturities, and principal collections	31,083	47,587
Loan originations and principal payments, net	32,425	(224,050)
Redemption of Federal Home Loan Bank of Boston stock	1,124	3,607
Proceeds from sale of mortgages	18,049	—
Purchases of premises and equipment	(1,114)	(2,004)
Proceeds from sale of premises and equipment	—	66
Net cash used in investing activities	(91,444)	(215,862)

FINANCING ACTIVITIES:
Net increase in deposits	142,535	270,061
Repayment of long-term debt	(52,852)	(43,742)
Proceeds from long-term debt	—	26,417
Proceeds from subordinated debt issuance	20,000	—
Payment of subordinated debt issuance costs	(394)	—
Cash dividends paid	(2,427)	(2,539)
Common stock repurchased	(10,777)	(8,080)
Issuance of common stock in connection with stock option exercises	113	—
Net cash provided by financing activities	96,198	242,117

NET CHANGE IN CASH AND CASH EQUIVALENTS:	18,050	38,091
Beginning of period	87,444	24,741
End of period	$105,494	$62,832

Supplemental cash flow information:
Net change in cash due to broker	$301	$—
Interest paid	3,912	10,523
Taxes paid	4,211	1,860

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2021

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2021, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results of operations for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2.  EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2021.

Earnings per common share for the three and six months ended June 30, 2021 and 2020 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands, except per share data)
Net income applicable to common stock	$5,652	$2,021	$11,443	$4,101

Average number of common shares issued	24,345	25,644	24,729	25,969
Less: Average unallocated ESOP Shares	(506)	(590)	(516)	(601)
Less: Average unvested performance-based equity incentive plan shares	(116)	(126)	(110)	(121)

Average number of common shares outstanding used to calculate basic earnings per common share	23,723	24,928	24,103	25,247
Effect of dilutive performance-based equity incentive plan	10	—	19	—
Effect of dilutive stock options	40	—	35	26
Average number of common shares outstanding used to calculate diluted earnings per common share	23,773	24,928	24,157	25,273

Basic earnings per share	$0.24	$0.08	$0.47	$0.16
Diluted earnings per share	$0.24	$0.08	$0.47	$0.16
Anti-dilutive shares (1)	—	218	—	109

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the periods presented.

3.  COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2021	December 31, 2020
	(In thousands)
Net unrealized (losses) gains on securities available-for-sale	$(2,386)	$1,302
Tax effect	577	(339)
Net-of-tax amount	(1,809)	963

Termination fee on cancelled cash flow hedges	—	(684)
Tax effect	—	192
Net-of-tax amount	—	(492)

Unrecognized actuarial loss on the defined benefit plan	(15,877)	(16,344)
Tax effect	4,463	4,594
Net-of-tax amount	(11,414)	(11,750)

Accumulated other comprehensive loss	$(13,223)	$(11,279)

4.  SECURITIES

Available-for-sale and held-to-maturity investment securities are summarized as follows:

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,890	$—	$(646)	$14,244
State and municipal bonds	405	1	—	406
Corporate bonds	3,033	104	—	3,137
Total debt securities	18,328	105	(646)	17,787

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	202,651	732	(2,153)	201,230
U.S. government guaranteed mortgage-backed securities	12,573	26	(450)	12,149
Total mortgage-backed securities	215,224	758	(2,603)	213,379

Total available-for-sale	233,552	863	(3,249)	231,166

Held-to-maturity securities:
Mortgage-backed securities:
Government-sponsored mortgage-backed securities	107,783	188	(355)	107,616
Total held-to-maturity	107,783	188	(355)	107,616

Total	$341,335	$1,051	$(3,604)	$338,782

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$15	$(111)	$14,775
State and municipal bonds	405	1	—	406
Corporate bonds	3,039	36	—	3,075
Total debt securities	18,315	52	(111)	18,256

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	1,742	(303)	162,729
U.S. government guaranteed mortgage-backed securities	20,973	108	(186)	20,895
Total mortgage-backed securities	182,263	1,850	(489)	183,624

Total available-for-sale	$200,578	$1,902	$(600)	$201,880

At June 30, 2021, government-sponsored enterprise obligations with a fair value of $9.5 million and mortgage-backed securities with a fair value of $53.8 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale debt securities at June 30, 2021, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations. Available-for-sale and held-to-maturity mortgage-backed securities require periodic principal paydowns, they are not included in the maturity categories in the following maturity summary.

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Due after one year through five years	$3,438	$3,543
Due after five years through ten years	9,897	9,519
Due after ten years	4,993	4,725
Total debt securities	18,328	17,787
Mortgage-backed securities	215,224	213,379
Total available-for-sale securities	$233,552	$231,166

	June 30, 2021
	Amortized Cost	Fair Value
	(In thousands)
Held-to-maturity securities:
Mortgage-backed securities	$107,783	$107,616
Total held-to-maturity securities	$107,783	$107,616

Gross realized gains and losses on sales of available-for-sale securities for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
	(In thousands)
Gross gains realized	$—	$96	$—	$244
Gross losses realized	(12)	(83)	(74)	(208)
Net (loss) gain realized	$(12)	$13	$(74)	$36

Proceeds from the sale and redemption of available-for-sale securities amounted to $129,000 and $10.8 million for the six months ended June 30, 2021 and 2020, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	40	$158,021	$2,004	1.3%	4	$2,266	$149	7.0%
U.S. government guaranteed mortgage-backed securities	2	3,115	111	3.7	5	7,181	339	5.0
Government-sponsored enterprise obligations	3	14,244	646	4.8	—	—	—	—
Total available-for-sale	45	175,380	2,761		9	9,447	488

Held-to-maturity:
Government-sponsored mortgage-backed securities	6	50,803	355	0.7%	—	—	—	—%
Total held-to-maturity	6	50,803	355		—	—	—

Total	51	$226,183	$3,116		9	$9,447	$488

	December 31, 2020
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Government-sponsored mortgage-backed securities	16	$27,091	$225	0.8%	2	$1,815	$78	4.1%
U.S. government guaranteed mortgage-backed securities	3	10,458	75	0.7	2	2,393	111	4.4
Government-sponsored enterprise obligations	2	9,868	111	1.1	—	—	—	—
	21	$47,417	$411		4	$4,208	$189

During the six months ended June 30, 2021 and year ended December 31, 2020, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At June 30, 2021, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	June 30,	December 31,
	2021	2020
	(In thousands)
Commercial real estate	$876,672	$833,949
Residential real estate:
Residential 1-4 family	574,207	604,719
Home equity	100,891	103,905
Commercial and industrial:
Paycheck protection program (“PPP”) loans	105,513	167,258
Commercial and industrial	215,361	211,823
Consumer	4,615	5,192
Total gross loans	1,877,259	1,926,846
Unamortized PPP loan fees	(3,179)	(3,050)
Unearned premiums and deferred loan fees and costs, net	2,908	3,587
Allowance for loan losses	(19,870)	(21,157)
Net loans	$1,857,118	$1,906,226

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2021 and December 31, 2020, the Company was servicing commercial loans participated out to various other institutions totaling $53.6 million and $52.9 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2021, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (224 PSA), weighted average internal rate of return (9.03%), weighted average servicing fee (0.25%), and average cost to service loans ($83.86 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the six months ended June 30, 2021, the Company sold $18.0 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $469,000 within non-interest income. There were no sales of mortgages during the six months ended June 30, 2020.

At June 30, 2021 and December 31, 2020, the Company serviced residential mortgage loans owned by investors totaling $50.9 million and $38.1 million, respectively. Net service fee income of $19,000 and $12,000 was recorded for the six months ended June 30, 2021 and 2020, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(In thousands)
Balance at the beginning of period:	$186	$153
Capitalized mortgage servicing rights	74	122
Amortization	(17)	(32)
Balance at the end of period	$243	$243
Fair value at the end of period	$274	$274

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the six months ended June 30, 2021. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor at March 31, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). In addition, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”) due to the ongoing impacts and extended nature of the pandemic.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate. We require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80% and we do not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Home equity loans are secured by first or second mortgages on one-to-four family owner-occupied properties.

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

An analysis of changes in the allowance for loan losses by segment for the six months ended June 30, 2021 and 2020 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at March 31, 2020	$7,780	$4,172	$3,640	$239	$6	$15,837
Provision (credit)	2,561	(67)	(58)	6	8	2,450
Charge-offs	(70)	(3)	(19)	(22)	—	(114)
Recoveries	—	65	1	14	—	80
Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253

Balance at March 31, 2021	$13,315	$4,113	$3,562	$223	$14	$21,227
Provision (credit)	(1,083)	29	(149)	2	1	(1,200)
Charge-offs	(103)	(41)	(25)	(22)	—	(191)
Recoveries	—	1	22	11	—	34
Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870

Six Months Ended
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision (credit)	3,571	290	598	66	25	4,550
Charge-offs	(107)	(109)	(218)	(59)	—	(493)
Recoveries	—	66	1	27	—	94
Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253

Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	(788)	(106)	(209)	(11)	(11)	(1,125)
Charge-offs	(103)	(41)	(34)	(46)	—	(224)
Recoveries	—	9	23	30	—	62
Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,129	4,102	3,410	214	15	19,870
Total allowance for loan losses	$12,129	$4,102	$3,410	$214	$15	$19,870

Impaired loans	$9,824	$3,699	$860	$24	$—	$14,407
Non-impaired loans	861,562	669,224	214,122	4,591	—	1,749,499
Impaired loans acquired with deteriorated credit quality	5,286	2,175	379	—	—	7,840
Total loans	$876,672	$675,098	$215,361	$4,615	$—	$1,771,746

December 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,020	4,240	3,630	241	26	21,157
Total allowance for loan losses	$13,020	$4,240	$3,630	$241	$26	$21,157

Impaired loans	$11,803	$4,363	$4,439	$27	$—	$20,632
Non-impaired loans	816,406	701,915	207,002	5,165	—	1,730,488
Impaired loans acquired with deteriorated credit quality	5,740	2,346	382	—	—	8,468
Total loans	$833,949	$708,624	$211,823	$5,192	$—	$1,759,588

Past Due and Non-accrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Non-Accrual Loans
	(In thousands)
June 30, 2021
Commercial real estate	$65	$1,274	$798	$2,137	$874,535	$876,672	$1,155
Residential real estate:
Residential	614	186	911	1,711	572,496	574,207	4,104
Home equity	99	—	38	137	100,754	100,891	113
Commercial and industrial	364	4	60	428	214,933	215,361	593
Consumer	1	—	1	2	4,613	4,615	24
Total loans	$1,143	$1,464	$1,808	$4,415	$1,767,331	$1,771,746	$5,989

December 31, 2020
Commercial real estate	$5,844	$3,144	$1,256	$10,244	$823,705	$833,949	$1,632
Residential real estate:
Residential	1,684	360	707	2,751	601,968	604,719	5,353
Home equity	25	—	—	25	103,880	103,905	124
Commercial and industrial	166	158	156	480	211,343	211,823	705
Consumer	22	—	—	22	5,170	5,192	27
Total loans	$7,741	$3,662	$2,119	$13,522	$1,746,066	$1,759,588	$7,841

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Six Months Ended
	At June 30, 2021		June 30, 2021		June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$15,110	$15,618	$16,186	$197	$16,795	$305
Residential real estate	5,723	5,772	5,947	63	6,152	167
Home equity	151	154	136	—	139	4
Commercial and industrial	1,239	3,230	3,036	28	3,932	90
Consumer	24	24	24	—	25	—
Total impaired loans	$22,247	$24,798	$25,329	$288	$27,043	$566

			Three Months Ended		Six Months Ended
	At December 31, 2020		June 30, 2020		June 30, 2020
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$17,543	$18,590	$19,932	$90	$17,688	$200
Residential real estate	6,544	7,647	5,545	25	5,618	39
Home equity	165	207	421	—	428	3
Commercial and industrial	4,821	7,038	3,645	19	2,544	76
Consumer	27	39	37	—	39	—
Total impaired loans	$29,100	$33,521	$29,580	$134	$26,317	$318

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in non-accrual status are applied to principal. There was no interest income recognized on non-accrual impaired loans during the three and six months ended June 30, 2021 and 2020. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. At June 30, 2021, we had not committed to lend any additional funds for loans that are classified as impaired. At June 30, 2020, we loaned an additional $580,000 for one commercial and industrial loan classified as impaired. The loan proceeds were issued to fund ongoing operations in order to facilitate the sale of the real estate to a third party. In addition, as of June 30, 2020, we had $530,000 in unadvanced funds remaining for the one commercial and industrial loan classified as impaired mentioned above. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and six months ended June 30, 2021 and 2020 pertained to performing TDRs and purchased impaired loans.

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

There were no loan modifications classified as TDRs during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2021 and 2020, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the three and six months ended June 30, 2021 and 2020.

Loans modifications classified as TDRs during the three and six months ended June 30, 2020 are included in the table below.

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

 Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of June 30, 2021.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2020	$14,297	$11,485	$2,812	$3,017	$8,468
Collections	(863)	(803)	(60)	(175)	(628)
Dispositions	(12)	(12)	—	(12)	—
Balance at June 30, 2021	$13,422	$10,670	$2,752	$2,830	$7,840

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2021
Pass (Rated 1 – 4)	$803,855	$568,602	$100,616	$295,204	$4,591	$1,772,868
Special Mention (Rated 5)	52,921	—	—	13,944	—	66,865
Substandard (Rated 6)	19,896	5,605	275	11,726	24	37,526
Total	$876,672	$574,207	$100,891	$320,874	$4,615	$1,877,259

December 31, 2020
Pass (Rated 1 – 4)	$726,751	$598,250	$103,619	$345,967	$5,165	$1,779,752
Special Mention (Rated 5)	78,207	—	—	13,871	—	92,078
Substandard (Rated 6)	28,991	6,469	286	19,243	27	55,016
Total	$833,949	$604,719	$103,905	$379,081	$5,192	$1,926,846

6.            GOODWILL AND OTHER INTANGIBLES

Goodwill.

At June 30, 2021 and December 31, 2020, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and six months ended June 30, 2021 or the year ended December 31, 2020. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $187,000 for the three and six months ended June 30, 2021 and 2020, respectively. At June 30, 2021, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $875,000 thereafter.

7.            SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the six months ended June 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	210,975	$6.46	1.67	$90
Exercised	(19,400)	5.85	0.67	43
Outstanding at June 30, 2021	191,575	$6.52	1.26	$311

Exercisable at June 30, 2021	191,575	$6.52	1.26	$311

Cash received for options exercised during the six months ended June 30, 2021 was $113,000. There were no options exercised during the six months ended June 30, 2020.

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 RSA Plan”). Under the 2014 RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2014 RSA Plan.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the 2014 RSA Plan, whereby shares will be granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

In February 2021, there were 19,827 shares granted to our directors, with a one-year vesting period. At June 30, 2021, there were no remaining shares available to grant under the 2014 RSA Plan.

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a stock-based compensation plan (the “2021 RSA Plan”). Under the 2021 RSA Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 RSA Plan.

In May 2021, there were 122,362 shares granted. Of the 122,362 shares, 61,181 shares were time-based, vesting ratably over a three-year period. The remaining 61,181 shares granted are performance-based and are subject to the achievement of the 2021 long-term incentive performance metrics, with 50% of the performance-shares vesting for each performance metric. The primary performance metrics for the 2021 grants were return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned. The threshold, target and stretch metrics under the 2021 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch
Three-year Cumulative Diluted Earnings Per Share	$1.58	$1.97	$2.36

At June 30, 2021, there were 577,638 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at June 30, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,698	$9.63
Shares granted	142,189	8.32
Shares forfeited	(19,086)	11.05
Shares vested	(27,727)	9.81
Balance at June 30, 2021	274,074	$8.83

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at June 30, 2020	234,222	$9.67

We recorded total expense for restricted stock awards of $380,000 and $377,000 for the six months ended June 30, 2021 and 2020, respectively.

8.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At June 30, 2021, the Bank had $511.7 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at June 30, 2021 and December 31, 2020, respectively.

The Company has an available line of credit of $10.8 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. At June 30, 2021 and December 31, 2020, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. At June 30, 2021 and December 31, 2020, we had no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At June 30, 2021, we had $5.0 million in long-term debt with the FHLB, compared to $57.9 million in long-term debt with the FHLB at December 31, 2020.

9.   SUBORDINATED DEBT

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

The Notes are presented net of issuance costs of $394,000 as of June 30, 2021, which is being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $8,000 for the six months ended June 30, 2021.

10. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2021. No contributions have been made to the plan for the six months ended June 30, 2021. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the Custodian of the Plan (the “Custodian”). The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$454	$356	$908	$712
Interest cost	294	293	587	586
Expected return on assets	(439)	(382)	(878)	(764)
Amortization of actuarial loss	233	98	467	197
Net periodic pension cost	$542	$365	$1,084	$731

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

The following table presents information about interest rate swaps at June 30, 2021 and December 31, 2020:

June 30, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$16,163	11.6	1.99%	3.76%	$(883)
Loan-level swaps – borrower	16,163	11.6	3.76%	1.99%	883
Forward starting loan-level swaps - dealer	22,390	11.0			935
Forward starting loan-level swaps - borrower	22,390	11.0			(935)
Total	$77,106				$0

December 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,554	12.5	1.97%	3.74%	$(1,440)
Loan-level swaps – borrower	13,554	12.5	3.74%	1.97%	1,440
Forward starting loan-level swaps - dealer	22,390	11.5			114
Forward starting loan-level swaps - borrower	22,390	11.5			(114)
Total	$71,888				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2021 and December 31, 2020.

June 30, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$883	Other Liabilities	$935
Interest rate swap – with counterparties		935		883
Total derivatives not designated as hedging instruments		$1,818		$1,818

December 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,440	Other Liabilities	$114
Interest rate swap – with counterparties		114		1,440
Total derivatives not designated as hedging instruments		$1,554		$1,554

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest rate swaps	$—	$(117)	$—	$(1,240)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income as interest expense for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)
Interest rate swaps	$142	$479	$282	$908

During the quarter ended June 30, 2021, the Company terminated an interest rate swap designated as a cash flow hedge prior to its respective maturity date and recognized a loss. The net loss reclassified into earnings totaled $402,000 for the quarter ended June 30, 2021, representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016. This loss was immediately recognized into earnings as the forecasted transaction will not occur. During the next 12 months, we estimate that there will be no reclassification of loss resulting in an increase in interest expense.

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

At June 30, 2021, we had a net asset position of $51,000, compared to a net liability position of $1.5 million with our counterparties at December 31, 2020. We have minimum collateral posting thresholds under agreements with certain of our derivative counterparties. At June 30, 2021, we had no collateral posted to our counterparties.

12.  FAIR VALUE OF ASSETS AND LIABILITIES

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$231,166	$—	$231,166
Marketable equity securities	11,936	—	—	11,936
Interest rate swaps	—	1,818	—	1,818
Total assets	$11,936	$232,984	$—	$244,920

Liabilities:
Interest rate swaps	$—	$1,818	$—	$1,818

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$201,880	$—	$201,880
Marketable equity securities	11,968	—	—	11,968
Interest rate swaps	—	1,554	—	1,554
Total assets	$11,968	$203,434	$—	$215,402

Liabilities:
Interest rate swaps	$—	$1,554	$—	$1,554

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at June 30, 2021 and December 31, 2020. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Six Months Ended
	June 30, 2021			June 30, 2021	June 30, 2021
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$436	$100	$100

	At			Three Months Ended	Six Months Ended
	December 31, 2020			June 30, 2020	June 30, 2020
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$150	$—	$106

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at June 30, 2021 and December 31, 2020.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$105,494	$105,494	$—	$—	$105,494
Securities available-for-sale	231,166	—	231,166	—	231,166
Securities held-to-maturity	107,783	—	107,616	—	107,616
Marketable equity securities	11,936	11,936	—	—	11,936
Federal Home Loan Bank of Boston and other restricted stock	4,036	—	—	4,036	4,036
Loans - net	1,857,118	—	—	1,854,992	1,854,992
Accrued interest receivable	8,067	—	—	8,067	8,067
Mortgage servicing rights	243	—	274	—	274
Derivative assets	1,818	—	1,818	—	1,818

Liabilities:
Deposits	2,180,648	—	—	2,181,784	2,181,784
Long-term debt	4,990	—	4,965	—	4,965
Subordinated debt	19,614		19,611	—	19,611
Accrued interest payable	247	—	—	247	247
Derivative liabilities	1,818	—	1,818	—	1,818

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$87,444	$87,444	$—	$—	$87,444
Securities available-for-sale	201,880	—	201,880	—	201,880
Marketable equity securities	11,968	11,968	—	—	11,968
Federal Home Loan Bank of Boston and other restricted stock	5,160	—	—	5,160	5,160
Loans - net	1,906,226	—	—	1,900,750	1,900,750
Accrued interest receivable	8,477	—	—	8,477	8,477
Mortgage servicing rights	153	—	157	—	157
Derivative assets	1,554	—	1,554	—	1,554

Liabilities:
Deposits	2,038,130	—	—	2,040,293	2,040,293
Long-term debt	57,850	—	57,945	—	57,945
Accrued interest payable	124	—	—	124	124
Derivative liabilities	1,554	—	1,554	—	1,554

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

You should read the following financial results for the three and six months ended June 30, 2021 in the context of this strategy.

•

Net income was $5.6 million, or $0.24 diluted earnings per share, for the three months ended June 30, 2021, compared to $2.0 million, or $0.08 diluted earnings per share, for the same period in 2020. For the six months ended June 30, 2021, net income was $11.4 million, or $0.47 diluted earnings per share, as compared to net income of $4.1 million, or $0.16 diluted earnings per share, for the same period in 2020. The 2020 periods were impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

•

The provision for loan losses was a credit of $1.2 million for the three months ended June 30, 2021, compared to a provision of $2.5 million for the same period in 2020. The provision for loan losses was a credit of $1.1 million for the six months ended June 30, 2021, compared to a provision of $4.6 million for the same period in 2020. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation.

•

Net interest income increased $2.7 million, or 18.0%, to $17.8 million, for the three months ended June 30, 2021, from $15.1 million for the three months ended June 30, 2020. The net interest margin was 3.06% for the three months ended June 30, 2021, compared to 2.74% for the three months ended June 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.08% for the three months ended June 30, 2021, compared to 2.76% for the three months ended June 30, 2020. During the six months ended June 30, 2021, net interest income increased $6.2 million, or 20.9%, to $35.8 million, compared to $29.6 million for the six months ended June 30, 2020. The net interest margin for the six months ended June 30, 2021 was 3.15%, compared to 2.80% during the six months ended June 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.17% for the six months ended June 30, 2021, compared to 2.82% for the six months ended June 30, 2020.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2021. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2020 Annual Report.

RECENT DEVELOPMENTS: CORONAVIRUS PANDEMIC RESPONSE AND ACTIONS.

On May 28, 2021, the Governor of Massachusetts signed an Executive Order (the “Order”) terminating the Commonwealth’s State of Emergency effective June 15, 2021. The Order also rescinded most COVID-19 restrictions and all industries in the Commonwealth were permitted to open with capacity increased to 100% effective May 29, 2021.

The Company continues to monitor COVID-19’s impact on its business and customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

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

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company received funding approval from the SBA for 2,146 applications totaling $302.2 million. As of June 30, 2021, the Company processed 1,341 PPP loan forgiveness applications totaling $196.7 million. Total PPP loans decreased $61.7 million, or 36.9%, from $167.3 million at December 31, 2020 to $105.5 million at June 30, 2021. PPP origination fees are recognized into interest income over the term of the respective loan, or sooner if the loans are forgiven by the SBA, or the borrowers otherwise pay down principal prior to the stated maturity.

We anticipate that by the end of 2021, the majority of the PPP loan portfolio will be repaid through forgiveness and earnings will continue to be favorably impacted by the additional PPP income over the next two quarters. During the six months ended June 30, 2021, the Company recognized $4.0 million of PPP income, compared to $1.3 million during the six months ended June 30, 2020.

The table below breaks out the PPP loans approved and funded and the outstanding balance as of June 30, 2021:

	Original Loan Amount	Original # of Loans	Balance Outstanding	# of Loans Remaining
($ in millions)
Round 1 and 2	$223.1	1,386	$33.6	140
Round 3	79.1	760	71.9	665
Total	$302.2	2,146	$105.5	805

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

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of June 30, 2020, the deferred loan payment modifications were at their high point and totaled $261.0 million (525 loans), for which principal and interest payments were deferred, and represented 14.7% of the total loan portfolio, excluding PPP loans. As of June 30, 2021, modifications granted under the CARES Act declined to $57.0 million (20 loans), or 3.2% of total loans, excluding PPP loans. Of the $57.0 million in remaining modifications, $46.6 million (14 loans), or 81.6%, have resumed interest only payments.

The table below breaks out the remaining modifications granted under the CARES Act at June 30, 2021:

			Remaining CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at June 30, 2021	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate	$876.7	49.5%	$53.4	13	6.1%
Commercial and industrial	215.4	12.2%	2.5	5	1.2%
Residential real estate	675.1	38.1%	1.1	2	0.2%
Consumer	4.6	0.2%	—	—	—
Total	$1,771.8	100.0%	$57.0	20	3.2%

(1)	Excludes PPP loans and deferred fees.
(2)	Residential includes home equity loans and lines of credit.

The following table provides some insight into the composition of the Bank’s loan portfolio and remaining loan modifications, excluding PPP loans, as of June 30, 2021:

Commercial Real Estate Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Segment Balance Modified(2)
Apartment	10.0%	67.9%	—
Office	8.1%	54.8%	—
Industrial	7.1%	48.3%	0.2%
Retail/Shopping	6.6%	44.8%	—
Hotel	3.1%	20.8%	5.9%
Residential non-owner	3.4%	23.2%	—
Auto sales	2.2%	15.2%	—
Mixed-use	2.0%	13.9%	—
Adult care/Assisted living	2.2%	14.8%	—
College/school	1.6%	10.8%	—
Other	1.5%	9.0%	—
Auto service	0.6%	3.7%	—
Gas station/convenience store	0.6%	4.0%	—
Restaurant	0.5%	3.4%	—
Total commercial real estate loans	49.5%		6.1%

Commercial and Industrial Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Segment Balance Modified(2)
Manufacturing	2.5%	17.2%	—
Wholesale trade	2.2%	14.6%	—
Specialty trade	0.8%	5.3%	—
Heavy and civil engineering construction	1.0%	6.9%	—
Educational services	1.1%	7.5%	—
Transportation and warehouse	0.3%	2.3%	0.8%
Healthcare and social assistance	0.3%	2.1%	—
Auto sales	0.4%	2.8%	—
Hotel	0.1%	1.1%	0.3%
All other C&I(3)	3.5%	22.5%	0.1%
Total commercial and industrial loans	12.2%		1.2%

Residential and Consumer Loans	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Segment Balance Modified(2)
Residential real estate	38.1%	257.8%	0.2%
Consumer	0.2%	1.8%	—
Total residential and consumer loans	38.3%		0.2%

Loan Segment	% of Total Loans(1)	% of Bank Risk-Based Capital	% of Segment Balance Modified(2)
Commercial real estate	49.5%	334.7%	6.1%
Commercial and industrial	12.2%	82.2%	1.2%
Residential real estate	38.1%	257.8%	0.2%
Consumer	0.2%	1.8%	—
Total	100.0%		3.2%

(1)	Excludes PPP loans of $105.5 million as of June 30, 2021.
(2)	Modified balances as of June 30, 2021 (Commercial real estate loans $53.4 million; Commercial and industrial loans $2.5 million; and Residential real estate loans $1.1 million).
(3)	Other consists of multiple industries.

Although the Bank’s loan portfolio contains impacted sectors, the concentration limits remain acceptable, with no sector, excluding commercial and residential real estate, representing more than 100% of the Bank’s total risk-based capital. The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: hospitality, retail, and restaurants and food service. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from the governmental stay-at-home orders as well as travel limitations.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation, - “Economic Impact of COVID-19” at March 31, 2020. The allocation of additional reserves beginning in 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). However, despite the uncertainty caused by the pandemic, we have successfully maintained our historically strong asset quality metrics over the course of the pandemic. After careful review of our overall asset quality metrics and considering the improving economic trends, we had a credit to the provision for loan losses of $1.2 million and $1.1 million during the three and six months ended June 30, 2021. This compares to a provision for loan losses of $2.5 million and $4.6 million for the same periods in 2020. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic, economic trends and their potential effect on asset quality. As of June 30, 2021, the Company’s delinquent and nonperforming assets were not materially impacted by the COVID-19 pandemic.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2021 AND DECEMBER 31, 2020

At June 30, 2021, total assets were $2.5 billion, an increase of $110.7 million, or 4.7%, from December 31, 2020. During the six months ended June 30, 2021, cash and cash equivalents increased $18.1 million, or 20.6%, to $105.5 million; investment securities increased $137.0 million, or 64.1%, to $350.9 million and net loans decreased $49.1 million, or 2.6%, to $1.9 billion. The high level of cash and cash equivalents is due to an increase in core deposits and PPP loan payoffs.

At June 30, 2021, the Company’s available-for-sale securities portfolio increased $29.3 million, or 14.5%, from $201.9 million at December 31, 2020 to $231.2 million at June 30, 2021. The held-to-maturity securities portfolio, recorded at amortized cost, totaled $107.8 million at June 30, 2021. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

Total loans were $1.9 billion as of June 30, 2021, a decrease of $50.4 million, or 2.6%, from December 31, 2020, primarily due to a decrease in PPP loans of $61.7 million, or 36.9%. Excluding PPP loans, total loans increased $11.4 million, or 0.6%, driven by an increase in commercial real estate loans of $42.7 million, or 5.1%, and an increase in commercial and industrial loans of $3.5 million, or 1.7%. Residential real estate loans, which include home equity loans, decreased $33.5 million, or 4.7%, as we continue to focus on diversifying our loan mix and reducing our exposure to long-term fixed rate one to-four family residential loans.

In accordance with the Company’s asset/liability management strategy and in an effort to reduce interest rate risk, during the six months ended June 30, 2021, the Company sold $18.0 million of fixed rate, low coupon residential real estate loans to the secondary market. There were no loans sold during 2020. As of June 30, 2021, the Company serviced $50.9 million in loans sold to the secondary market, compared to $38.1 million at December 31, 2020. Servicing rights will continue to be retained on all loans written and sold to the secondary market.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on non-accrual status. If all non-accrual loans had been performing in accordance with their terms, we would have earned additional interest income of $153,000 and $311,000 for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021, nonperforming loans totaled $6.0 million, or 0.34% of total loans, excluding PPP loans, compared to $7.8 million, or 0.45% of total loans, excluding PPP loans, at December 31, 2020. At June 30, 2021, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, excluding PPP loans, was 0.25% at June 30, 2021, compared to 0.36% at December 31, 2020. The allowance for loan losses as a percentage of total loans, excluding PPP loans which do not require an allowance for loan losses, was 1.12% at June 30, 2021, compared to 1.20% at December 31, 2020. At June 30, 2021, the allowance for loan losses as a percentage of nonperforming loans was 331.8%, compared to 269.8% at December 31, 2020.

At June 30, 2021, total deposits were $2.2 billion, an increase of $142.5 million, or 7.0%, from December 31, 2020, primarily due to an increase in core deposits of $279.2 million, or 19.3%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.4 billion, or 71.0% of total deposits, at December 31, 2020, to $1.7 billion, or 79.2% of total deposits, at June 30, 2021. Non-interest-bearing deposits increased $58.1 million, or 10.7%, to $599.9 million, interest-bearing checking accounts increased $32.6 million, or 34.3%, to $127.5 million, savings accounts increased $33.5 million, or 19.7%, to $203.8 million, and money market accounts increased $155.0 million, or 24.2%, to $795.7 million. The increase in core deposits can be attributed to the government stimulus, lower consumer spending, PPP loan proceeds deposited into borrower checking accounts, as well as the three new branches opened in 2020.

Time deposits decreased $136.7 million, or 23.2%, from $590.3 million at December 31, 2020 to $453.6 million at June 30, 2021. Brokered deposits, which are included within time deposits, were $25.3 million at June 30, 2021 and $55.3 million at December 31, 2020.

At June 30, 2021, total borrowings decreased $33.3 million, or 57.3%, from $57.9 million at December 31, 2020, to $24.6 million. FHLB advances decreased $52.9 million, or 91.4%, to $5.0 million. During the three months ended June 30, 2021, the Company prepaid $32.5 million of FHLB borrowings with a weighted average rate of 2.03%. The prepayment took place on June 30, 2021 and was accounted for as an early extinguishment of debt, resulting in a loss of $45,000 reported within non-interest expense. The extinguishment had no negative effect on our regulatory capital ratios since we reduced the size of our balance sheet. The extinguishment of the high-cost FHLB borrowings is expected to benefit the Company’s net interest margin and net interest income compared to what we otherwise would have expected. During the three months ended June 30, 2021, the Company successfully completed an offering of $20.0 million in subordinated debt. Our short-term borrowings and long-term debt and subordinated debt are discussed in Notes 8 and 9 of the accompanying consolidated financial statements.

At June 30, 2021, shareholders’ equity was $223.7 million, or 9.0% of total assets, compared to $226.6 million, or 9.6% of total assets, at December 31, 2020. The decrease in shareholders’ equity reflects $11.1 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $2.4 million and an increase in accumulated other comprehensive loss of $1.9 million, partially offset by net income of $11.4 million. Total shares outstanding as of June 30, 2021 were 24,070,399.

The Company’s book value per share was $9.29 at June 30, 2021 compared to $8.97 at December 31, 2020, while tangible book value per share increased $0.30, or 3.6%, from $8.36 at December 31, 2020 to $8.66 at June 30, 2021. As of June 30, 2021, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

On April 27, 2021, the Company announced that the Board of Directors authorized a stock repurchase plan (the “2021 Plan”) under which the Company is authorized to repurchase up to 2.4 million shares, or 10% of its outstanding common stock. The 2021 Plan commenced upon the completion of the stock repurchase plan authorized by the Board of Directors in October 2020 on May 20, 2021. The shares purchased under the 2021 Plan will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, or otherwise, depending upon market conditions. There is no guarantee as to the exact number of or value of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of share repurchases under the 2021 Plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

General.

The Company reported net income of $5.7 million, or $0.24 per diluted share, for the three months ended June 30, 2021, compared to net income of $2.0 million, or $0.08 per diluted share, for the three months ended June 30, 2020. Return on average assets and return on average equity was 0.92% and 10.16%, respectively, for the three months ended June 30, 2021, as compared to 0.35% and 3.54%, respectively, for the three months ended June 30, 2020. The increase in net income of $3.6 million, or 179.7%, was due to a decrease in the provision for loan losses of $3.7 million and an increase in net interest income of $2.7 million, or 18.0%, partially offset by an increase in non-interest expense of $1.4 million, or 11.7%.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2021 and 2020, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,911,323	$18,425	3.87%	$1,959,790	$19,106	3.92%
Securities(2)	293,991	1,278	1.74	217,816	1,170	2.16
Other investments - at cost	10,114	28	1.11	15,728	157	4.01
Short-term investments(3)	114,883	26	0.09	20,637	9	0.18
Total interest-earning assets	2,330,311	19,757	3.40	2,213,971	20,442	3.71
Total non-interest-earning assets	147,545			141,310
Total assets	$2,477,856			$2,355,281

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$100,455	$92	0.37%	$83,345	$86	0.42%
Savings accounts	206,302	47	0.09	148,566	37	0.10
Money market accounts	766,378	650	0.34	496,245	720	0.58
Time deposit accounts	487,712	677	0.56	640,129	2,974	1.87
Total interest-bearing deposits	1,560,847	1,466	0.38	1,368,285	3,817	1.12
Short-term borrowings and long-term debt	54,459	382	2.81	221,057	1,421	2.59
Interest-bearing liabilities	1,615,306	1,848	0.46	1,589,342	5,238	1.33
Non-interest-bearing deposits	603,270			504,885
Other non-interest-bearing liabilities	36,043			31,214
Total non-interest-bearing liabilities	639,313			536,099

Total liabilities	2,254,619			2,125,441
Total equity	223,237			229,840
Total liabilities and equity	$2,477,856			$2,355,281
Less: Tax-equivalent adjustment(2)		(105)			(112)
Net interest and dividend income		$17,804			$15,092
Net interest rate spread(4)			2.92%			2.37%
Net interest rate spread, on a tax equivalent basis(5)			2.94%			2.38%
Net interest margin(6)			3.06%			2.74%
Net interest margin, on a tax equivalent basis(7)			3.08%			2.76%
Ratio of average interest-earning assets to average interest-bearing liabilities			144.26%			139.30%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
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

	Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$(448)	$(233)	$(681)
Securities(1)	412	(304)	108
Other investments - at cost	(56)	(73)	(129)
Short-term investments	41	(24)	17
Total interest-earning assets	(51)	(634)	(685)

Interest-bearing liabilities
Interest-bearing checking accounts	18	(12)	6
Savings accounts	15	(5)	10
Money market accounts	394	(464)	(70)
Time deposit accounts	(706)	(1,591)	(2,297)
Short-term borrowing and long-time debt	(1,072)	33	(1,039)
Total interest-bearing liabilities	(1,351)	(2,039)	(3,390)
Change in net interest and dividend income(1)	$1,300	$1,405	$2,705

(1)

Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $2.7 million, or 18.0%, to $17.8 million, for the three months ended June 30, 2021, from $15.1 million for the three months ended June 30, 2020. The increase was due to a decrease in interest expense of $3.4 million, or 64.7%, partially offset by a decrease of $678,000, or 3.3%, in interest and dividend income. Interest expense on deposits decreased $2.4 million, or 61.6%, and interest expense on borrowings decreased $1.0 million, or 73.1%.

For the three months ended June 30, 2021, net interest income included $1.6 million PPP income, compared to $1.3 million for the three months ended June 30, 2020. Excluding PPP income, net interest income increased $2.3 million, or 17.0%, primarily due to a decrease in interest expense of $3.4 million, or 64.7%.

The net interest margin was 3.06% for the three months ended June 30, 2021, compared to 2.74% for the three months ended June 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.08% for the three months ended June 30, 2021, compared to 2.76% for the three months ended June 30, 2020. The increase in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels, allowing the Company to reprice interest-bearing liabilities.

The average yield on interest-earning assets decreased 31 basis points from 3.71% for the three months ended June 30, 2020 to 3.40% for the three months ended June 30, 2021. During the three months ended June 30, 2021, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 68 basis points from 1.01% for the three months ended June 30, 2020 to 0.33% for the three months ended June 30, 2021. The average cost of core deposits, which include non-interest-bearing demand accounts, decreased eight basis points from 0.27% for the three months ended June 30, 2020 to 0.19% for the three months ended June 30, 2021. The average cost of time deposits decreased 131 basis points from 1.87% for the three months ended June 30, 2020 to 0.56% for the three months ended June 30, 2021. The average cost of FHLB borrowings decreased 64 basis points during the same period. For the three months ended June 30, 2021, average demand deposits, an interest-free source of funds, increased $98.4 million, or 19.5%, to $603.3 million, or 27.9% of total average deposits, from $504.9 million, or 27.0% of total average deposits for the three months ended June 30, 2020.

During the three months ended June 30, 2021, average interest-earning assets increased $116.3 million, or 5.3%, to $2.3 billion compared to the three months ended June 30, 2020, primarily due to an increase in average securities of $76.2 million, or 35.0%, and an increase in short-term investments of $94.2 million, or 456.7%. These increases were partially offset by a decrease of $48.5 million, or 2.5%, in average loans. Excluding average PPP loans, average interest-earning assets increased $113.7 million, or 5.5%, and average loans decreased $51.1 million, or 2.8%, from the three months ended June 30, 2020 to the three months ended June 30, 2021.

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

The amount of the provision for loan losses during the three months ended June 30, 2021 was based on the changes that occurred in the loan portfolio during that same period, which are discussed above. The Company recorded a credit for loan losses of $1.2 million for the three months ended June 30, 2021, compared to a provision for loan losses of $2.5 million for the three months ended June 30, 2020. The Company recorded net charge-offs of $157,000 for the three months ended June 30, 2021, as compared to net charge-offs of $34,000 for the three months ended June 30, 2020. The decrease in the provision for loan losses during the three months ended June 30, 2021 was primarily due to an improvement in economic forecasts for the quarter, compared to the same quarter in 2020. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality.

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

Non-interest Income.

Non-interest income increased $322,000, or 15.4%, to $2.4 million for the three months ended June 30, 2021, from $2.1 million for the three months ended June 30, 2020. Excluding the loss on interest rate swap termination, non-interest income increased $724,000, or 34.7%, during the same period. Service charges and fees increased $516,000, or 33.1%, primarily due to an increase in ATM and debit card interchange income of $287,000, or 34.0%, due to increased transaction usage across our checking account base. Income from bank-owned life insurance increased $20,000, or 4.2%, and mortgage banking income from the sale of fixed rate residential real estate loans to the secondary market totaled $242,000. The Company did not sell loans to the secondary market during the three months ended June 30, 2020.

During the three months ended June 30, 2021, the Company reported unrealized gains on marketable equity securities of $6,000, compared to unrealized gains of $35,000 for the three months ended June 30, 2020. In addition, during the three months ended June 30, 2021, the Company reported losses on the sale of securities of $12,000, compared to realized gains on the sale of securities of $13,000 for the three months ended June 30, 2020.

Non-interest Expense.

For the three months ended June 30, 2021, non-interest expense increased $1.4 million, or 11.7%, to $13.7 million from $12.2 million, for the three months ended June 30, 2020. The increase in non-interest expense was partially due to an increase in salaries and benefits of $887,000, or 12.4%, due to normal annual salary increases and a higher number of positions to support our branch expansion compared to the same period in 2020, and higher compensation incentive costs to support the overall franchise growth. Other non-interest expense increased $252,000, or 14.1%, furniture and equipment increased $150,000, or 41.3%, advertising expense increased $128,000, or 58.4%, data processing increased $51,000, or 7.2%, and occupancy expense increased $27,000, or 2.5%. During the three months ended June 30, 2021, the Company prepaid $32.5 million of FHLB borrowings resulting in a loss of $45,000. These increases were partially offset by a decrease in FDIC insurance expense of $63,000, or 21.9%, and a decrease in professional fees of $48,000, or 7.5%. For the three months ended June 30, 2021, the efficiency ratio was 66.1%, compared to 71.5% for the three months ended June 30, 2020.

Income Taxes.

Income tax expense for the three months ended June 30, 2021 was $2.1 million, representing an effective tax rate of 27.0%, compared to $463,000, representing an effective tax rate of 18.6%, for the three months ended June 30, 2020. The increase in the effective tax rate is a result of higher pre-tax projected income for the fiscal year ending December 31, 2021.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND JUNE 30, 2020

General.

Net income was $11.4 million, or $0.47 diluted earnings per share, for the six months ended June 30, 2021, compared to $4.1 million, or $0.16 diluted earnings per share, for the same period in 2020. Net interest income was $35.8 million and $29.6 million for the six months ended June 30, 2021 and 2020, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2021 and 2020, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,917,366	$37,648	3.96%	$1,871,145	$37,981	4.08%
Securities(2)	260,845	2,131	1.65	221,875	2,575	2.33
Other investments - at cost	9,889	63	1.28	16,245	339	4.20
Short-term investments(3)	104,999	50	0.10	19,097	71	0.75
Total interest-earning assets	2,293,099	39,892	3.51	2,128,362	40,966	3.87
Total non-interest-earning assets	146,709			139,487
Total assets	$2,439,808			$2,267,849

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$95,507	198	0.42	$76,777	161	0.42
Savings accounts	196,812	83	0.09	140,217	71	0.10
Money market accounts	721,270	1,303	0.36	471,240	1,473	0.63
Time deposit accounts	527,188	1,616	0.62	645,776	6,348	1.98
Total interest-bearing deposits	1,540,777	3,200	0.42	1,334,010	8,053	1.21
Short-term borrowings and long-term debt	53,569	655	2.47	226,523	3,022	2.68
Interest-bearing liabilities	1,594,346	3,855	0.49	1,560,533	11,075	1.43
Non-interest-bearing deposits	582,541			446,738
Other non-interest-bearing liabilities	37,829			30,340
Total non-interest-bearing liabilities	620,370			477,078

Total liabilities	2,214,716			2,037,611
Total equity	225,092			230,238
Total liabilities and equity	$2,439,808			$2,267,849
Less: Tax-equivalent adjustment(2)		(207)			(246)
Net interest and dividend income		$35,830			$29,645
Net interest rate spread(4)			3.00%			2.42%
Net interest rate spread, on a tax equivalent basis(5)			3.02%			2.44%
Net interest margin(6)			3.15%			2.80%
Net interest margin, on a tax equivalent basis(7)			3.17%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			143.83%			136.39%

(1)	Loans, including non-accrual loans, are net of deferred loan origination costs and unadvanced funds.
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

	Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$883	$(1,216)	$(333)
Securities(1)	448	(892)	(444)
Other investments - at cost	(133)	(143)	(276)
Short-term investments	318	(339)	(21)
Total interest-earning assets	1,516	(2,590)	(1,074)

Interest-bearing liabilities
Interest-bearing checking accounts	39	(2)	37
Savings accounts	29	(17)	12
Money market accounts	777	(947)	(170)
Time deposit accounts	(1,171)	(3,561)	(4,732)
Short-term borrowing and long-term debt	(2,305)	(62)	(2,367)
Total interest-bearing liabilities	(2,631)	(4,589)	(7,220)
Change in net interest and dividend income	$4,147	$1,999	$6,146

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the six months ended June 30, 2021, net interest income increased $6.2 million, or 20.9%, to $35.8 million, compared to $29.6 million for the six months ended June 30, 2020. The increase in net interest income was due to a $7.2 million, or 65.2%, decrease in interest expense, partially offset by a decrease in interest and dividend income of $1.0 million, or 2.5%. The decrease in interest expense was due to a $4.9 million, or 60.3%, decrease in interest expense on deposits and a decrease of $2.4 million, or 78.3%, in interest expense on borrowings. For the six months ended June 30, 2021, interest and dividend income included $4.0 million in PPP income, compared to $1.3 million during the six months ended June 30, 2020. Excluding PPP income, net interest income increased $3.4 million, or 12.0%.

The net interest margin for the six months ended June 30, 2021 was 3.15%, compared to 2.80% during the six months ended June 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.17% for the six months ended June 30, 2021, compared to 2.82% for the six months ended June 30, 2020. Excluding the PPP income, the net interest margin increased from 2.78% for the six months ended June 30, 2020 to 3.01% for the six months ended June 30, 2021. The increase in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels, allowing the Company to reprice interest-bearing liabilities.

The average yield on interest-earning assets decreased 36 basis points from 3.87% for the six months ended June 30, 2020 to 3.51% for the six months ended June 30, 2021. During the six months ended June 30, 2021, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 75 basis points from 1.11% for the six months ended June 30, 2020 to 0.36% for the six months ended June 30, 2021. For the six months ended June 30, 2021, the average cost of core deposits, including non-interest-bearing demand deposits, decreased 10 basis points from 0.30% for the six months ended June 30, 2020 to 0.20% for the six months ended June 30, 2021. The average cost of time deposits decreased 136 basis points from 1.98% for the six months ended June 30, 2020 to 0.62% during the same period in 2021. The average cost of borrowings, which include FHLB advances and subordinated debt, decreased 21 basis points from 2.68% for the six months ended June 30, 2020 to 2.47% for the six months ended June 20, 2021. For the six months ended June 30, 2021, average demand deposits, an interest-free source of funds, increased $135.8 million, or 30.4%, from $446.7 million, or 25.1% of total average deposits, for the six months ended June 30, 2020 to $582.5 million, or 27.4% of total average deposits, for the six months ended June 30, 2021.

During the six months ended June 30, 2021, average interest-earning assets increased $164.7 million, or 7.7%, to $2.3 billion. The increase in average interest-earning assets was due to an increase in average loans of $46.2 million, or 2.5%, an increase in average securities of $39.0 million, or 17.6%, and an increase of $85.9 million, or 449.8%, in short-term investments, partially offset by a $6.4 million, or 39.1%, decrease in average other investments. Excluding average PPP loans, average interest-earning assets increased $80.2 million, or 3.9%, and average loans decreased $38.3 million, or 2.1%.

Provision for Loan Losses.

For the six months ended June 30, 2021, the provision for loan losses decreased $5.7 million, or 124.7%, from $4.6 million for the six months ended June 30, 2020 to a credit for loan losses of $1.1 million for the six months ended June 30, 2021. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation.

The Company recorded net charge-offs of $162,000 for the six months ended June 30, 2021, as compared to net charge-offs of $399,000 for the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company recorded charge-offs of $224,000, compared to $493,000 during the same period in 2020.

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

Non-interest Income.

For the six months ended June 30, 2021, non-interest income was $5.4 million, an increase of $801,000, or 17.4%, compared to $4.6 million for the six months ended June 30, 2020. Excluding the gain on non-marketable equity investments of $546,000 and the loss on interest rate swap termination of $402,000 during the 2021 period, non-interest income increased $657,000, or 14.2%. Service charges and fees increased $625,000, or 18.8%, primarily due to a $529,000, or 33.3%, increase in ATM debit card interchange income due to increased card-based transaction usage across our checking account base. Mortgage banking income was $469,000 for the six months ended June 30, 2021, due to the sale of fixed rate residential real estate loans to the secondary market. The Company did not sell any fixed rate residential real estate loans during the six months ended June 30, 2020. Other income from loan-level swap fees on commercial loans decreased $127,000, or 68.6%, and income from bank-owned life insurance increased $20,000, or 2.2%.

During the six months ended June 30, 2021, the Company reported unrealized losses on marketable equity securities of $83,000, compared to unrealized gains of $137,000 during the six months ended June 30, 2020. During the six months ended June 30, 2021, the Company reported realized losses on the sale of securities of $74,000, compared to realized gains of $36,000 on the sale of securities during the six months ended June 30, 2020.

Non-interest Expense.

For the six months ended June 30, 2021, non-interest expense increased $2.4 million, or 9.9%, to $27.0 million, compared to $24.6 million for the six months ended June 30, 2020. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.4 million, or 9.7%, due to normal annual salary increases and a higher number of positions to support our branch expansion compared to the same period in 2020, as well as higher compensation incentive costs to support the overall franchise growth. Other non-interest expense increased $350,000, or 9.6%, furniture and equipment increased $249,000, or 33.0%, occupancy expense increased $149,000, or 6.7%, data processing expenses increased $57,000, or 4.0%, advertising expense increased $214,000, or 45.4%, and FDIC insurance expense increased $84,000, or 19.1%. The increase in FDIC insurance expense aligns with the growth of the average assets on which the insurance assessment is based. These increases were partially offset by a decrease in professional fees of $103,000, or 8.3%. For the six months ended June 30, 2021, the efficiency ratio was 65.3%, compared to 72.1% for the six months ended June 30, 2020.

Income Taxes.

Income tax expense for the six months ended June 30, 2021 was $3.9 million, representing an effective tax rate of 25.5%, compared to $1.0 million, representing an effective tax rate of 20.3%, for six months ended June 30, 2020. The increase in the Company’s effective tax rate was primarily due to the effect of higher projected pre-tax income for the fiscal year ending December 31, 2021.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,321	3.84%	$18,999	3.90%	$37,441	3.94%	$37,746	4.06%
Tax-equivalent adjustment(1)	104		107		207		235
Loans (tax-equivalent basis)	$18,425	3.87%	$19,106	3.92%	$37,648	3.96%	$37,981	4.08%

Securities (no tax adjustment)	$1,277	1.74%	$1,165	2.15%	$2,131	1.65%	$2,564	2.32%
Tax-equivalent adjustment(1)	1		5		—		11
Securities (tax-equivalent basis)	$1,278	1.74%	$1,170	2.16%	$2,131	1.65%	$2,575	2.33%

Net interest income (no tax adjustment)	$17,804		$15,092		$35,830		$29,645
Tax-equivalent adjustment(1)	105		112		207		246
Net interest income (tax-equivalent basis)	$17,909		$15,204		$36,037		$29,891

Interest rate spread (no tax adjustment)		2.92%		2.37%		3.00%		2.42%
Net interest margin (no tax adjustment)		3.06%		2.74%		3.15%		2.80%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At June 30, 2021 and December 31, 2020, outstanding borrowings from the FHLB were $5.0 million and $57.9 million, respectively. At June 30, 2021, we had $511.7 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2021 and December 31, 2020, we did not have an outstanding balance under either of these lines. We also have an available line of credit of $10.8 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at June 30, 2021 or December 31, 2020. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At June 30, 2021, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2021, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,914	15.19%	$137,959	8.00%	N/A	N/A
Bank	233,119	13.56	137,490	8.00	$171,862	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	222,430	12.90	103,469	6.00	N/A	N/A
Bank	213,249	12.41	103,117	6.00	137,490	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	222,430	12.90	77,602	4.50	N/A	N/A
Bank	213,249	12.41	77,338	4.50	111,710	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	222,430	9.02	98,632	4.00	N/A	N/A
Bank	213,249	8.70	98,090	4.00	122,613	5.00

December 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$244,158	14.65%	$133,336	8.00%	N/A	N/A
Bank	231,531	13.91	133,149	8.00	$166,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	100,002	6.00	N/A	N/A
Bank	210,722	12.66	99,862	6.00	133,149	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	75,002	4.50	N/A	N/A
Bank	210,722	12.66	74,896	4.50	108,183	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,320	9.34	95,606	4.00	N/A	N/A
Bank	210,722	8.83	95,409	4.00	119,261	5.00

The following table summarizes the contractual obligations and credit commitments at June 30, 2021:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Years But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)
Lease Obligations
Operating lease obligations	$1,505	$2,485	$2,129	$5,128	$11,247

Borrowings and Debt
Federal Home Loan Bank	3,630	1,083	277	—	4,990
Subordinated debt	—	—	—	19,614	19,614
Total borrowings and debt	3,630	1,083	277	19,614	24,604

Credit Commitments
Available lines of credit	235,433	—	—	83,932	319,365
Other loan commitments	162,819	26,194	—	1,188	190,201
Letters of credit	23,381	656	452	200	24,689
Total credit commitments	421,633	26,850	452	85,320	534,255

Other Obligations
Vendor Contracts	3,951	7,868	2,623	—	14,442

Total Obligations	$430,719	$38,286	$5,481	$110,062	$584,548

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2020 Annual Report. Please refer to Item 7A of the 2020 Annual Report for additional information.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)(2)
April 1 - 30, 2021	168,917	8.44	168,917	158,019
May 1 - 31, 2021	206,366	8.31	206,366	2,351,653
June 1 - 30, 2021	260,638	8.30	260,368	2,091,015
Total	635,921	8.34	635,921	2,091,015

(1)	On October 27, 2020 the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,300,000 shares, or 5%, of its outstanding common stock.

(2)	On April 27, 2021 the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 2,400,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.1	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).

10.2	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).

10.3	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).

10.4	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).

10.5	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).

10.6	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).

10.7	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).

10.8	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 filed with the SEC on May 19, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2021.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer