Form 10-Q
period 2021-09-30
Western New England Bancorp, Inc.
filed 2021-11-05
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

At November 1, 2021 the registrant had 22,693,541 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$19,359	$17,399
Federal funds sold	8,753	2,987
Interest-bearing deposits and other short-term investments	120,384	67,058
Cash and cash equivalents	148,496	87,444

Securities available-for-sale, at fair value	208,030	201,880
Securities held-to-maturity, at amortized cost (Fair value of $153,324 at September 30, 2021)	154,403	—
Marketable equity securities, at fair value	11,970	11,968
Federal Home Loan Bank stock and other restricted stock, at cost	2,698	5,160
Loans, net of allowance for loan losses of $19,837 and $21,157 at September 30, 2021 and December 31, 2020, respectively	1,826,313	1,906,226
Premises and equipment, net	24,957	25,103
Accrued interest receivable	7,931	8,477
Bank-owned life insurance	74,286	72,860
Deferred tax asset, net	13,352	12,588
Goodwill	12,487	12,487
Core deposit intangible	2,656	2,937
Other assets	23,219	18,756
TOTAL ASSETS	$2,510,798	$2,365,886

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$627,037	$541,759
Interest-bearing	1,597,805	1,496,371
Total deposits	2,224,842	2,038,130

Long-term debt	3,829	57,850
Subordinated debt	19,623	—
Securities pending settlement	—	160
Other liabilities	44,162	43,106
Total liabilities	2,292,456	2,139,246

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,848,781 shares issued and outstanding at September 30, 2021; 25,276,193 shares issued and outstanding at December 31, 2020	228	253
Additional paid-in capital	134,556	154,549
Unearned compensation - ESOP	(3,580)	(3,997)
Unearned compensation - Equity Incentive Plan	(1,362)	(1,240)
Retained earnings	102,258	88,354
Accumulated other comprehensive loss	(13,758)	(11,279)
TOTAL SHAREHOLDERS’ EQUITY	218,342	226,640
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,510,798	$2,365,886

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020
Interest and dividend income:
Residential and commercial real estate loans	$14,766	$15,503	$43,732	$46,290
Commercial and industrial loans	3,842	3,786	12,186	10,582
Consumer loans	62	75	193	238
Debt securities, taxable	1,474	909	3,548	3,371
Debt securities, tax-exempt	3	16	9	51
Marketable equity securities	23	28	74	95
Other investments	28	118	91	457
Short-term investments	40	12	90	83
Total interest and dividend income	20,238	20,447	59,923	61,167

Interest expense:
Deposits	1,217	3,190	4,417	11,243
Long-term debt	—	789	458	2,677
Subordinated debt	256	—	453	—
Short-term borrowings	—	478	—	1,612
Total interest expense	1,473	4,457	5,328	15,532
Net interest and dividend income	18,765	15,990	54,595	45,635
(Credit) provision for loan losses	(100)	2,725	(1,225)	7,275

Net interest and dividend income after (credit) provision for loan losses	18,865	13,265	55,820	38,360

Non-interest income:
Service charges and fees	2,132	1,764	6,090	5,097
Income from bank-owned life insurance	485	444	1,426	1,365
Gain (loss) on available-for-sale securities, net	2	1,929	(72)	1,965
Net unrealized gain (loss) on marketable equity securities	11	(4)	(72)	133
Gain on sale of mortgages	665	—	1,134	—
Gain on non-marketable equity investments	—	—	546	—
Loss on interest rate swap terminations	—	(2,353)	(402)	(2,353)
Other income	—	397	58	582
Total non-interest income	3,295	2,177	8,708	6,789

Non-interest expense:
Salaries and employees benefits	8,175	7,204	23,911	21,543
Occupancy	1,124	1,120	3,512	3,359
Furniture and equipment	533	421	1,536	1,175
Data processing	698	768	2,177	2,190
Professional fees	575	615	1,708	1,851
FDIC insurance assessment	273	293	796	732
Advertising	345	326	1,030	797
Loss on prepayment of borrowings	—	—	45	—
Other expenses	2,295	2,106	6,304	5,765
Total non-interest expense	14,018	12,853	41,019	37,412
Income before income taxes	8,142	2,589	23,509	7,737
Income tax provision	2,106	488	6,030	1,535
Net income	$6,036	$2,101	$17,479	$6,202

Earnings per common share:
Basic earnings per share	$0.27	$0.08	$0.74	$0.25
Weighted average basic shares outstanding	22,620,387	24,945,670	23,602,978	25,145,411
Diluted earnings per share	$0.27	$0.08	$0.74	$0.25
Weighted average diluted shares outstanding	22,714,429	24,945,670	23,670,347	25,163,005
Dividends per share	$0.05	$0.05	$0.15	$0.15

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Net income	$6,036	$2,101	$17,479	$6,202

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (loss) gains	(939)	(1,059)	(4,701)	3,490
Reclassification adjustment for net (gains) losses realized in income (1)	(2)	(1,929)	72	(1,965)
Unrealized (losses) gains	(941)	(2,988)	(4,629)	1,525
Tax effect	238	746	1,154	(367)
Net-of-tax amount	(703)	(2,242)	(3,475)	1,158

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	—	(14)	—	(1,254)
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	—	2,353	402	2,353
Reclassification adjustment for loss realized in interest expense (3)	—	257	—	674
Reclassification adjustment for termination fee realized in interest expense (4)	—	186	282	677
Unrealized gains on cash flow hedges	—	2,782	684	2,450
Tax effect	—	(782)	(192)	(689)
Net-of-tax amount	—	2,000	492	1,761

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss	234	99	701	296
Tax effect	(66)	(28)	(197)	(83)
Net-of-tax amount	168	71	504	213

Other comprehensive income (loss)	(535)	(171)	(2,479)	3,132

Comprehensive income	$5,501	$1,930	$15,000	$9,334

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $1,000 and $494,000 for the three months ended September 30, 2021 and 2020. The tax effects applicable to net realized gains and losses were $15,000 and $502,000 for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $113,000 and $661,000 for the nine months ended September 30, 2021 and 2020.

(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $72,000 for the three months ended September 30, 2020. Income tax effects associated with the reclassification adjustments were $189,000 for the nine months ended September 30, 2020.

(4)	Loss for termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $52,000 for the three months ended September 30, 2020. Income tax effects associated with the reclassification adjustments were $79,000 and $190,000 for the nine months ended September 30, 2021 and 2020, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income	—	—	—	—	—	5,791	(3,057)	2,734
Common stock held by ESOP committed to be released (81,893 shares)	—	—	8	139	—	—	—	147
Share-based compensation - equity incentive plan	—	—	—	—	231	—	—	231
Forfeited equity incentive plan shares reissued (19,086 shares)	—	—	(212)	—	212	—	—	—
Common stock repurchased	(711,635)	(7)	(5,770)	—	—	—	—	(5,777)
Issuance of common stock in connection with stock option exercises	19,400	—	113	—	—	—	—	113
Issuance of common stock in connection with equity incentive plan (19,827 shares)	—	—	162	—	(162)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,232)	—	(1,232)
BALANCE AT MARCH 31, 2021	24,583,958	$246	$148,850	$(3,858)	$(959)	$92,913	$(14,336)	$222,856
Comprehensive income	—	—	—	—	—	5,652	1,113	6,765
Common stock held by ESOP committed to be released (81,893 shares)	—	—	27	139	—	—	—	166
Share-based compensation - equity incentive plan	—	—	—	—	380	—	—	380
Common stock repurchased	(635,921)	(6)	(5,295)	—	—	—	—	(5,301)
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,195)	—	(1,195)
BALANCE AT JUNE 30, 2021	24,070,399	$241	$144,602	$(3,719)	$(1,600)	$97,370	$(13,223)	$223,671
Comprehensive income	—	—	—	—	—	6,036	(535)	5,501
Common stock held by ESOP committed to be released (81,893 shares)	—	—	35	139	—	—	—	174
Share-based compensation - equity incentive plan	—	—	—	—	362	—	—	362
Common stock repurchased	(1,221,618)	(13)	(10,205)	—	—	—	—	(10,218)
Issuance of common stock in connection with equity incentive plan (12,717 shares)	—	—	124	—	(124)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,148)	—	(1,148)
BALANCE AT SEPTEMBER 30, 2021	22,848,781	$228	$134,556	$(3,580)	$(1,362)	$102,258	$(13,758)	$218,342

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES:
Net income	$17,479	$6,202
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(1,225)	7,275
Depreciation and amortization of premises and equipment	1,739	1,560
Amortization (accretion) of purchase accounting adjustments, net	53	(16)
Amortization of core deposit intangible	281	281
Net amortization of premiums and discounts on securities and mortgage loans	1,719	1,908
Amortization of subordinated debt issuance costs	17	—
Share-based compensation expense	973	572
ESOP expense	487	445
Gain on sale of portfolio mortgages	(227)	—
Principal balance of loans originated for sale	(32,383)	—
Principal balance of loans sold	32,383	—
Net change in unrealized loss (gains) on marketable equity securities	72	(133)
Net loss (gain) on available-for-sale securities	72	(1,965)
Income from bank-owned life insurance	(1,426)	(1,365)
Net change in:
Accrued interest receivable	546	(2,424)
Other assets	(5,277)	(239)
Other liabilities	3,256	5,114
Net cash provided by operating activities	18,539	17,215
INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	(157,405)	—
Proceeds from calls, maturities, and principal collections	2,832	—
Securities, available for sale:
Purchases	(65,291)	(70,422)
Proceeds from redemptions and sales	9,562	96,320
Proceeds from calls, maturities, and principal collections	43,433	69,060
Loan originations and principal payments, net	73,327	(199,289)
Redemption of Federal Home Loan Bank of Boston stock	2,462	5,225
Proceeds from sale of portfolio mortgages	7,801	—
Purchases of premises and equipment	(1,623)	(3,011)
Proceeds from sale of premises and equipment	—	66
Net cash used in investing activities	(84,902)	(102,051)
FINANCING ACTIVITIES:
Net increase in deposits	186,738	333,464
Net change in short-term borrowings	—	(35,000)
Repayment of long-term debt	(54,011)	(100,639)
Proceeds from issuance of long-term debt	—	46,417
Proceeds from subordinated debt issuance	20,000	—
Payment of subordinated debt issuance costs	(394)	—
Cash dividends paid	(3,575)	(3,791)
Common stock repurchased	(21,456)	(8,244)
Issuance of common stock in connection with stock option exercise	113	—
Net cash provided by financing activities	127,415	232,207

NET CHANGE IN CASH AND CASH EQUIVALENTS:	61,052	147,371
Beginning of period	87,444	24,741
End of period	$148,496	$172,112

Supplemental cash flow information:
Net change in cash due to broker	$(160)	$57,226
Interest paid	5,406	15,773
Taxes paid	5,476	6,213

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank operates 25 banking offices in Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities. The Bank’s Huntington, Massachusetts branch opened on February 25, 2020 and its Bloomfield, Connecticut branch opened on July 6, 2020. In addition, the Bank’s Financial Services Center in West Hartford, Connecticut, opened on July 21, 2020. The West Hartford Financial Services Center serves as the Company’s Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer. The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Western New England Bancorp, Inc., the Bank, CSB Colts, Inc., Elm Street Securities Corporation, WB Real Estate Holdings, LLC and WFD Securities, Inc. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2021, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results of operations for the year ending December 31, 2021. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations.

Earnings per common share for the three and nine months ended September 30, 2021 and 2020 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands, except per share data)

Net income applicable to common stock	$6,036	$2,101	$17,479	$6,202

Average number of common shares issued	23,255	25,641	24,232	25,859
Less: Average unallocated ESOP Shares	(486)	(569)	(506)	(590)
Less: Average unvested performance-based equity incentive plan shares	(149)	(126)	(123)	(123)

Average number of common shares outstanding used to calculate basic earnings per common share	22,620	24,946	23,603	25,146

Effect of dilutive performance-based equity incentive plan	52	—	30	—
Effect of dilutive stock options	42	—	37	18

Average number of common shares outstanding used to calculate diluted earnings per common share	22,714	24,946	23,670	25,164

Basic earnings per share	$0.27	$0.08	$0.74	$0.25
Diluted earnings per share	$0.27	$0.08	$0.74	$0.25

Anti-dilutive shares (1)	—	344	—	344

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the periods presented.

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2021	December 31, 2020
	(In thousands)

Net unrealized (losses) gains on securities available-for-sale	$(3,327)	$1,302
Tax effect	815	(339)
Net-of-tax amount	(2,512)	963

Losses on terminated cash flow hedges	—	(684)
Tax effect	—	192
Net-of-tax amount	—	(492)

Unrecognized actuarial loss on the defined benefit plan	(15,643)	(16,344)
Tax effect	4,397	4,594
Net-of-tax amount	(11,246)	(11,750)

Accumulated other comprehensive loss	$(13,758)	$(11,279)

4.       SECURITIES

Available-for-sale and held-to-maturity investment securities are summarized as follows:

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,899	$—	$(679)	$14,220
State and municipal bonds	405	1	—	406
Corporate bonds	3,029	68	—	3,097
Total debt securities	18,333	69	(679)	17,723

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	182,342	657	(2,862)	180,137
U.S. government guaranteed mortgage-backed securities	10,682	14	(526)	10,170
Total mortgage-backed securities	193,024	671	(3,388)	190,307

Total available-for-sale	211,357	740	(4,067)	208,030

Held-to-maturity securities:
Mortgage-backed securities:
Government-sponsored mortgage-backed securities	154,403	75	(1,154)	153,324
Total held-to-maturity	154,403	75	(1,154)	153,324

Total	$365,760	$815	$(5,221)	$361,354

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$15	$(111)	$14,775
State and municipal bonds	405	1	—	406
Corporate bonds	3,039	36	—	3,075
Total debt securities	18,315	52	(111)	18,256

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	1,742	(303)	162,729
U.S. government guaranteed mortgage-backed securities	20,973	108	(186)	20,895
Total mortgage-backed securities	182,263	1,850	(489)	183,624

Total available-for-sale	$200,578	$1,902	$(600)	$201,880

At September 30, 2021, government-sponsored enterprise obligations with a fair value of $9.5 million and mortgage-backed securities with a fair value of $53.2 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale debt securities at September 30, 2021, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)

Debt securities:
Due after one year through five years	$3,434	$3,503	$—	$—
Due after five years through ten years	9,899	9,554	—	—
Due after ten years	5,000	4,666	—	—
Total debt securities	18,333	17,723	—	—
Mortgage-backed securities:
Due after five years through ten years	2,115	2,128	—	—
Due after ten years	190,909	188,179	154,403	153,324
Total mortgage-backed securities	193,024	190,307	154,403	153,324

Total securities	$211,357	$208,030	$154,403	$153,324

Gross realized gains and losses on sales of available-for-sale securities for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(In thousands)

Gross gains realized	$12	$1,944	$12	$2,187
Gross losses realized	(10)	(15)	(84)	(222)
Net (loss) gain realized	$2	$1,929	$(72)	$1,965

Proceeds from the sale and redemption of available-for-sale securities amounted to $9.6 million and $96.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	31	$137,747	$2,373	1.8%	13	$13,262	$489	3.8%
U.S. government guaranteed mortgage-backed securities	2	2,737	129	4.9	5	5,848	397	7.3
Government-sponsored enterprise obligations	2	9,554	345	3.7	1	4,667	334	7.7
Total available-for-sale	35	150,038	2,847		19	23,777	1,220

Held-to-maturity:
Government-sponsored mortgage-backed securities	19	123,750	1,154	0.9%	—	—	—	—%
Total held-to-maturity	19	123,750	1,154		—	—	—

Total	54	$273,788	$4,001		19	$23,777	$1,220

	December 31, 2020
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Government-sponsored mortgage-backed securities	16	$27,091	$225	0.8%	2	$1,815	$78	4.1%
U.S. government guaranteed mortgage-backed securities	3	10,458	75	0.7	2	2,393	111	4.4
Government-sponsored enterprise obligations	2	9,868	111	1.1	—	—	—	—
	21	$47,417	$411		4	$4,208	$189

During the nine months ended September 30, 2021 and year ended December 31, 2020, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At September 30, 2021, the unrealized losses were attributed to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

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

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	September 30,	December 31,
	2021	2020
	(In thousands)
Commercial real estate	$917,630	$833,949
Residential real estate:
Residential one-to-four family	565,912	604,719
Home equity	97,734	103,905
Total residential real estate	663,646	708,624

Commercial and industrial:
Paycheck protection program (“PPP”) loans	58,904	167,258
Commercial and industrial	200,526	211,823
Total commercial and industrial	259,430	379,081

Consumer	4,414	5,192
Total gross loans	1,845,120	1,926,846
Unamortized PPP loan fees	(1,623)	(3,050)
Unearned premiums and deferred loan fees and costs, net	2,653	3,587
Total loans, net	1,846,150	1,927,383
Allowance for loan losses	(19,837)	(21,157)
Net loans	$1,826,313	$1,906,226

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2021 and December 31, 2020, the Company was servicing commercial loans participated out to various other institutions totaling $53.1 million and $52.9 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2021, included weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (180 PSA), weighted average internal rate of return (9.02%), weighted average servicing fee (0.25%), and average cost to service loans ($83.77 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the nine months ended September 30, 2021, the Company sold $40.0 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $1.1 million within non-interest income. There were no sales of mortgages during the nine months ended September 30, 2020.

At September 30, 2021 and December 31, 2020, the Company serviced residential mortgage loans owned by investors totaling $71.0 million and $38.1 million, respectively. Servicing fee income of $88,000 and $85,000 was recorded for the nine months ended September 30, 2021 and 2020, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(In thousands)

Balance at the beginning of period:	$243	$153
Capitalized mortgage servicing rights	295	417
Amortization	(23)	(55)
Balance at the end of period	$515	$515
Fair value at the end of period	$561	$561

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the nine months ended September 30, 2021. Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor at March 31, 2020 was based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). In addition, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”) due to the ongoing impacts and extended nature of the pandemic.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate. This portfolio segment consists of first mortgage loans secured by one-to-four family residential properties. This segment also includes home equity loans and home equity lines of credit secured by one-to-four family residential properties. Loans of this type were underwritten at a combined maximum of 80% of the appraised value of the property and the Company requires a first lien or second lien position on the property. We also require private mortgage insurance for all loans originated with a loan-to-value ratio greater than 80% of the appraised value and we do not grant subprime loans. All loans in this segment are collateralized by owner-occupied residential real estate and repayment is dependent on the credit quality of the individual borrower. The overall health of the economy, including unemployment rates and housing prices, will have an effect on the credit quality in this segment. Home equity loans are secured by first or second mortgages on one-to-four family owner-occupied properties.

Commercial real estate. Loans in this segment include commercial real estate, multi-family dwellings, owner-occupied commercial real estate and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Commercial and industrial loans. Loans in this segment include commercial business loans are generally secured by assignments of corporate assets and personal guarantees of the business owners. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment. This segment also includes Paycheck Protection Program (“PPP”) loans made under the CARES Act to small businesses impacted by the COVID-19 Pandemic, to cover payroll and other operating expenses. Loans extended under the PPP are fully guaranteed by the U.S. Small Business Administration (“SBA”).

Consumer loans. This portfolio segment includes loans secured by savings or certificate accounts, automobiles, as well as unsecured personal loans and overdraft lines of credit. This type of loan entails greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by assets that depreciate.

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

An analysis of changes in the allowance for loan losses by segment for the nine months ended September 30, 2021 and 2020 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended
Balance at June 30, 2020	$10,271	$4,167	$3,564	$237	$14	$18,253
Provision (credit)	2,103	117	458	50	(3)	2,725
Charge-offs	—	(26)	(325)	(37)	—	(388)
Recoveries	58	1	37	6	—	102
Balance at September 30, 2020	$12,432	$4,259	$3,734	$256	$11	$20,692

Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870
Provision (credit)	524	(176)	(456)	18	(10)	(100)
Charge-offs	—	(3)	—	(35)	—	(38)
Recoveries	6	87	3	9	—	105
Balance at September 30, 2021	$12,659	$4,010	$2,957	$206	$5	$19,837
Nine Months Ended
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision	5,674	406	1,057	116	22	7,275
Charge-offs	(107)	(135)	(544)	(96)	—	(882)
Recoveries	58	68	38	33	—	197
Balance at September 30, 2020	$12,432	$4,259	$3,734	$256	$11	$20,692

Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	(265)	(283)	(665)	9	(21)	(1,225)
Charge-offs	(103)	(43)	(34)	(82)	—	(262)
Recoveries	7	96	26	38	—	167
Balance at September 30, 2021	$12,659	$4,010	$2,957	$206	$5	$19,837

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,659	4,010	2,957	206	5	19,837
Total allowance for loan losses	$12,659	$4,010	$2,957	$206	$5	$19,837

Impaired loans	$9,748	$3,568	$812	$23	$—	$14,151
Non-impaired loans	902,942	658,306	199,338	4,391	—	1,764,977
Impaired loans acquired with deteriorated credit quality	4,940	1,772	376	—	—	7,088
Total loans	$917,630	$663,646	$200,526	$4,414	$—	$1,786,216

December 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,020	4,240	3,630	241	26	21,157
Total allowance for loan losses	$13,020	$4,240	$3,630	$241	$26	$21,157

Impaired loans	$11,803	$4,363	$4,439	$27	$—	$20,632
Non-impaired loans	816,406	701,915	207,002	5,165	—	1,730,488
Impaired loans acquired with deteriorated credit quality	5,740	2,346	382	—	—	8,468
Total loans	$833,949	$708,624	$211,823	$5,192	$—	$1,759,588

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
September 30, 2021

Commercial real estate	$238	$1	$499	$738	$916,892	$917,630	$1,255
Residential real estate:
Residential one-to-four family	878	129	860	1,867	564,045	565,912	3,626
Home equity	25	—	87	112	97,622	97,734	154
Commercial and industrial	329	—	—	329	200,197	200,526	574
Consumer	4	15	—	19	4,395	4,414	23

Total loans	$1,474	$145	$1,446	$3,065	$1,783,151	$1,786,216	$5,632

December 31, 2020
Commercial real estate	$5,844	$3,144	$1,256	$10,244	$823,705	$833,949	$1,632
Residential real estate:
Residential one-to-four family	1,684	360	707	2,751	601,968	604,719	5,353
Home equity	25	—	—	25	103,880	103,905	124
Commercial and industrial	166	158	156	480	211,343	211,823	705
Consumer	22	—	—	22	5,170	5,192	27

Total loans	$7,741	$3,662	$2,119	$13,522	$1,746,066	$1,759,588	$7,841

Impaired Loans.

The following is a summary of impaired loans by class:

			Three Months Ended		Nine Months Ended
	At September 30, 2021		September 30, 2021		September 30, 2021
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,688	$15,849	$14,900	$72	$16,163	$377
Residential one-to-four family	5,167	6,107	5,445	30	5,916	197
Home equity	173	207	162	3	146	7
Commercial and industrial	1,188	3,691	1,214	20	3,026	110
Consumer	23	38	24	3	25	3
Total impaired loans	$21,239	$25,892	$21,745	$128	$25,276	$694

			Three Months Ended		Nine Months Ended
	At December 31, 2020		September 30, 2020		September 30, 2020
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$17,543	$18,590	$19,709	$169	$18,361	$369
Residential one-to-four family	6,544	7,647	5,728	14	5,655	53
Home equity	165	207	384	1	413	4
Commercial and industrial	4,821	7,038	6,072	120	3,720	196
Consumer	27	39	32	—	36	—
Total impaired loans	$29,100	$33,521	$31,925	$304	$28,185	$622

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

With the exception of loans acquired with deteriorated credit quality, the majority of impaired loans are included within the nonaccrual balances; however, not every loan on nonaccrual status has been designated as impaired. Impaired loans include loans that have been modified in a troubled debt restructuring (“TDR”). Impaired loans are individually evaluated and exclude large groups of smaller-balance homogeneous loans, such as residential mortgage loans and consumer loans, which are collectively evaluated for impairment, and loans that are measured at fair value, unless the loan is amended in a TDR.

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three and nine months ended September 30, 2021 and 2020. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At September 30, 2021, we had not committed to lend any additional funds for loans that are classified as impaired. Interest income recognized on impaired loans during the three and nine months ended September 30, 2021 and 2020 pertained to performing TDRs and purchased impaired loans.

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

When we modify loans in a TDR, we measure impairment similar to other impaired loans based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, or use the current fair value of the collateral, less selling costs for collateral dependent loans. If we determine that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through a specific allowance or a charge-off to the allowance. Nonperforming TDRs are included in nonperforming loans.

There were no loan modifications classified as TDRs during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2021 and 2020, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the three and nine months ended September 30, 2021 and 2020.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee acquisition with evidence of credit deterioration as of September 30, 2021.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2020	$14,297	$11,485	$2,812	$3,017	$8,468
Collections	(1,712)	(1,635)	(77)	(258)	(1,377)
Dispositions	(177)	(175)	(2)	(172)	(3)
Balance at September 30, 2021	$12,408	$9,675	$2,733	$2,587	$7,088

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2021
Pass (Rated 1 – 4)	$843,666	$560,972	$97,418	$242,264	$4,391	$1,748,711
Special Mention (Rated 5)	54,283	—	—	9,905	—	64,188
Substandard (Rated 6)	19,681	4,940	316	7,261	23	32,221
Total	$917,630	$565,912	$97,734	$259,430	$4,414	$1,845,120

December 31, 2020
Pass (Rated 1 – 4)	$726,751	$598,250	$103,619	$345,967	$5,165	$1,779,752
Special Mention (Rated 5)	78,207	—	—	13,871	—	92,078
Substandard (Rated 6)	28,991	6,469	286	19,243	27	55,016
Total	$833,949	$604,719	$103,905	$379,081	$5,192	$1,926,846

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill.

At September 30, 2021 and December 31, 2020, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and nine months ended September 30, 2021 or the year ended December 31, 2020. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $281,000 for the three and nine months ended September 30, 2021 and 2020, respectively. At September 30, 2021, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $781,000 thereafter.

7.        SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the nine months ended September 30, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	210,975	$6.46	1.67	$90
Exercised	(19,400)	5.85	0.67	43
Outstanding at September 30, 2021	191,575	$6.52	1.01	$383

Exercisable at September 30, 2021	191,575	$6.52	1.01	$383

Cash received for options exercised during the nine months ended September 30, 2021 was $113,000. There were no options exercised during the nine months ended September 30, 2020.

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 RSA Plan”). Under the 2014 RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met were available for future issuance under the 2014 RSA Plan.

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

In February 2021, there were 19,827 shares granted to our directors, with a one-year vesting period. At September 30, 2021, there were no remaining shares available to grant under the 2014 RSA Plan.

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

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.58	$1.97	$2.36

At September 30, 2021, there were 577,638 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at September 30, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,698	$9.63
Shares granted	142,189	8.32
Shares forfeited	(19,086)	11.05
Shares vested	(27,727)	9.81
Balance at September 30, 2021	274,074	$8.83

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	101,408	9.11
Shares forfeited	(16,803)	10.15
Shares vested	(41,894)	9.54
Shares reissued	18,645	9.11
Balance at September 30, 2020	234,222	$9.67

We recorded total expense for restricted stock awards of $973,000 and $572,000 for the nine months ended September 30, 2021 and 2020, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At September 30, 2021, the Bank had $479.2 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at September 30, 2021 and December 31, 2020, respectively.

The Company has an available line of credit of $7.7 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. At September 30, 2021 and December 31, 2020, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has $65.0 million in available lines of credit with correspondent banks at interest rates determined and reset on a daily basis. At September 30, 2021 and December 31, 2020, we had no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At September 30, 2021, we had $3.8 million in long-term debt with the FHLB, compared to $57.9 million in long-term debt with the FHLB at December 31, 2020.

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

Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations.

The Notes are presented net of issuance costs of $377,000 as of September 30, 2021, which is being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $17,000 for the nine months ended September 30, 2021.

10. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We have not yet determined how much we expect to contribute to our pension plan in 2021. No contributions have been made to the plan for the nine months ended September 30, 2021. The pension plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the custodian of the Plan. The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended September 30,		Nine Months Ended, September 30,
	2021	2020	2021	2020
	(In thousands)
Service cost	$454	$357	$1,362	$1,066
Interest cost	293	293	880	870
Expected return on assets	(439)	(382)	(1,317)	(1,146)
Amortization of actuarial loss	234	99	701	296
Net periodic pension cost	$542	$367	$1,626	$1,086

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

The following table presents information about interest rate swaps at September 30, 2021 and December 31, 2020:

September 30, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$16,093	11.4	1.97%	3.76%	$(735)
Loan-level swaps – borrower	16,093	11.4	3.76%	1.97%	735
Forward starting loan-level swaps - dealer	22,390	10.8			1,040
Forward starting loan-level swaps - borrower	22,390	10.8			(1,040)
Total	$76,966				$0

December 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,554	12.5	1.97%	3.74%	$(1,440)
Loan-level swaps – borrower	13,554	12.5	3.74%	1.97%	1,440
Forward starting loan-level swaps - dealer	22,390	11.5			114
Forward starting loan-level swaps - borrower	22,390	11.5			(114)
Total	$71,888				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2021 and December 31, 2020.

September 30, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$735	Other Liabilities	$1,040
Interest rate swap – with counterparties		1,040		735
Total derivatives not designated as hedging instruments		$1,775		$1,775

December 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,440	Other Liabilities	$114
Interest rate swap – with counterparties		114		1,440
Total derivatives not designated as hedging instruments		$1,554		$1,554

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net losses of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Interest rate swaps	$—	$(14)	$—	$(1,254)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income as interest expense for interest rate swaps and termination losses:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)

Interest rate swaps	$—	$443	$282	$1,351

During the nine months ended September 30, 2021, the Company terminated an interest rate swap designated as a cash flow hedge prior to its respective maturity date and recognized a loss. The net loss reclassified into earnings totaled $402,000 for the nine months ended September 30, 2021, representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016. This loss was immediately recognized into earnings as the forecasted transaction will not occur. As of September 30, 2021, the Company no longer has any outstanding cash flow hedges.

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

At September 30, 2021, we had a net asset position of $305,000, compared to a net liability position of $1.5 million with our counterparties at December 31, 2020. We have minimum collateral posting thresholds under agreements with certain of our derivative counterparties. At September 30, 2021, we had no collateral posted to our counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$208,030	$—	$208,030
Marketable equity securities	11,970	—	—	11,970
Interest rate swaps	—	1,775	—	1,775
Total assets	$11,970	$209,805	$—	$221,775

Liabilities:
Interest rate swaps	$—	$1,775	$—	$1,775

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$201,880	$—	$201,880
Marketable equity securities	11,968	—	—	11,968
Interest rate swaps	—	1,554	—	1,554
Total assets	$11,968	$203,434	$—	$215,402

Liabilities:
Interest rate swaps	$—	$1,554	$—	$1,554

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine each adjustment and the carrying value of the related assets at September 30, 2021 and December 31, 2020. Total losses represent the change in carrying value as a result of fair value adjustments related to assets still held at the periods indicated.

	At			Three Months Ended	Nine Months Ended
	September 30, 2021			September 30, 2021	September 30, 2021
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$—	$—	$100

	At			Three Months Ended	Nine Months Ended
	December 31, 2020			September 30, 2020	September 30, 2020
				Total	Total
	Level 1	Level 2	Level 3	Losses	Losses
(In thousands)
Impaired Loans	$—	$—	$150	$13	$119

The amount of impaired loans represents the carrying value, and net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at September 30, 2021 and December 31, 2020.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$148,496	$148,496	$—	$—	$148,496
Securities available-for-sale	208,030	—	208,030	—	208,030
Securities held-to-maturity	154,403	—	153,324	—	153,324
Marketable equity securities	11,970	11,970	—	—	11,970
Federal Home Loan Bank of Boston and other restricted stock	2,698	—	—	2,698	2,698
Loans - net	1,826,313	—	—	1,826,708	1,826,708
Accrued interest receivable	7,931	—	—	7,931	7,931
Mortgage servicing rights	515	—	561	—	561
Derivative assets	1,775	—	1,775	—	1,775

Liabilities:
Deposits	2,224,842	—	—	2,225,588	2,225,588
Long-term debt	3,829	—	3,807	—	3,807
Subordinated debt	19,623		20,954	—	20,954
Accrued interest payable	44	—	—	44	44
Derivative liabilities	1,775	—	1,775	—	1,775

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$87,444	$87,444	$—	$—	$87,444
Securities available-for-sale	201,880	—	201,880	—	201,880
Marketable equity securities	11,968	11,968	—	—	11,968
Federal Home Loan Bank of Boston and other restricted stock	5,160	—	—	5,160	5,160
Loans - net	1,906,226	—	—	1,900,750	1,900,750
Accrued interest receivable	8,477	—	—	8,477	8,477
Mortgage servicing rights	153	—	157	—	157
Derivative assets	1,554	—	1,554	—	1,554

Liabilities:
Deposits	2,038,130	—	—	2,040,293	2,040,293
Long-term debt	57,850	—	57,945	—	57,945
Accrued interest payable	124	—	—	124	124
Derivative liabilities	1,554	—	1,554	—	1,554

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and nine months ended September 30, 2021 in the context of this strategy.

●	Net income was $6.0 million, or $0.27 diluted earnings per share, for the three months ended September 30, 2021, compared to $2.1 million, or $0.08 diluted earnings per share, for the same period in 2020. For the nine months ended September 30, 2021, net income was $17.5 million, or $0.74 diluted earnings per share, as compared to net income of $6.2 million, or $0.25 diluted earnings per share, for the same period in 2020. The 2020 periods were impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

●	The provision for loan losses was a credit of $100,000 for the three months ended September 30, 2021, compared to a provision for loan losses of $2.7 million for the same period in 2020. The provision for loan losses was a credit of $1.2 million for the nine months ended September 30, 2021, compared to a provision for loan losses of $7.3 million for the same period in 2020. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation.

●	Net interest income increased $2.8 million, or 17.4%, to $18.8 million, for the three months ended September 30, 2021, from $16.0 million for the three months ended September 30, 2020. The net interest margin was 3.18% for the three months ended September 30, 2021, compared to 2.81% for the three months ended September 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.20% for the three months ended September 30, 2021, compared to 2.83% for the three months ended September 30, 2020. During the nine months ended September 30, 2021, net interest income increased $9.0 million, or 19.6%, to $54.6 million, compared to $45.6 million for the nine months ended September 30, 2020. The net interest margin for the nine months ended September 30, 2021 was 3.16%, compared to 2.80% during the nine months ended September 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.18% for the nine months ended September 30, 2021, compared to 2.82% for the nine months ended September 30, 2020.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2021. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2020 Annual Report.

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

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. The Company received funding approval from the SBA for 2,146 applications totaling $302.2 million. As of September 30, 2021, the Company had processed 1,798 PPP loan forgiveness applications totaling $243.3 million. Total PPP loans decreased $108.4 million, or 64.8%, from $167.3 million at December 31, 2020 to $58.9 million at September 30, 2021.

The table below breaks out the PPP loans approved and funded and the outstanding balance as of September 30, 2021:

	Original Loan Amount	Original # of Loans	Balance Outstanding	# of Loans Remaining
	($ in millions)
Round 1 and 2	$223.1	1,386	$14.6	31
Round 3	79.1	760	44.3	317
Total	$302.2	2,146	$58.9	348

As PPP loans are forgiven, the Company is accelerating the recognition of PPP loan origination fees that were being amortized over the original lives of the loans. We anticipate that by the end of 2021, the majority of the PPP loan portfolio will be repaid through forgiveness and earnings will continue to be favorably impacted by the additional PPP origination fee income through the end of 2021. During the nine months ended September 30, 2021, the Company recognized $5.8 million of PPP loan origination fee income and interest income (“PPP income”), compared to $2.6 million during the nine months ended September 30, 2020. As of September 30, 2021, the Company had $1.6 million in remaining deferred PPP loan processing fees.

The table below breaks out the PPP income recognized for the periods noted:

	For the Three Months Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	($ in thousands)

PPP origination fee income	$1,556	$1,240	$1,999	$1,760	$741
PPP interest income	201	387	412	512	568
Total PPP Income	$1,757	$1,627	$2,411	$2,272	$1,309

Section 4013 of the CARES Act - Loan Modifications.

The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, have encouraged financial institutions to work “prudently” with borrowers who request loan modifications or deferrals as a result of the economic impacts of COVID-19. Pursuant to Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Financial institutions can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as a Troubled Debt Restructure (“TDR”), and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting under U.S. GAAP. The Company has adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency.

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of September 30, 2021, modifications granted under the CARES Act declined to 11 loans in the amount of $42.8 million, or 2.4% of total loans, excluding PPP loans. As of September 30, 2021, of the $42.8 million in remaining modifications granted under the CARES Act, eight loans in the amount of $33.5 million, or 78.3% of the remaining modifications, were granted to the hotel industry, one loan in the amount of $9.0 million was granted to an assisted living facility, and two loans totaling $276,000 were granted to residential borrowers. Of the $42.8 million in remaining outstanding modifications, $33.5 million (7 loans), or 78.3%, have resumed interest only payments.

The table below breaks out the remaining modifications granted under the CARES Act at September 30, 2021:

			Remaining CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at September 30, 2021	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate(3)	$917.6	51.4%	$41.9	7	4.6%
Commercial and industrial	200.5	11.2%	0.6	2	0.3%
Residential real estate	663.6	37.2%	0.3	2	0.0%
Consumer	4.4	0.2%	—	—	—
Total	$1,786.1	100.0%	$42.8	11	2.4%

(1)	Excludes PPP loans of $58.9 million and deferred fees.

(2)	Residential includes home equity loans and lines of credit.

(3)	One commercial real estate loan is on full deferral with regular payments to resume in December of 2021. The remaining modifications are making their interest only payments and resuming regular payments in January of 2022.

The following table provides some insight into the composition of the Bank's loan portfolio and remaining loan modifications, excluding PPP loans, as of September 30, 2021:

Commercial Real Estate Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Segment Balance Modified (2)
Apartment	10.2%	70.6%	—
Office	8.7%	60.2%	—
Industrial	7.6%	52.7%	—
Retail/Shopping	6.5%	45.3%	—
Hotel	3.1%	21.7%	3.6%
Residential non-owner	3.5%	24.2%	—
Auto sales	2.2%	15.3%	—
Mixed-use	2.5%	17.1%	—
Adult care/Assisted living	2.2%	15.5%	1.0%
College/school	1.6%	10.9%	—
Other	1.5%	10.3%	—
Auto service	0.6%	4.0%	—
Gas station/convenience store	0.8%	5.3%	—
Restaurant	0.5%	3.5%	—
Total commercial real estate loans	51.4%		4.6%

Commercial and Industrial Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Segment Balance Modified (2)
Manufacturing	2.4%	16.4%	—
Wholesale trade	2.3%	15.9%	—
Specialty trade	0.7%	4.7%	—
Heavy and civil engineering construction	1.0%	6.7%	—
Educational services	0.6%	4.4%	—
Transportation and warehouse	0.2%	1.6%	—
Healthcare and social assistance	0.4%	2.6%	—
Auto sales	0.4%	2.9%	—
Hotel	0.1%	0.6%	0.3%
All other C&I (3)	3.1%	22.2%	—
Total commercial and industrial loans	11.2%		0.3%

Residential and Consumer Loans	% of Total Loans (1)	% of Bank Risk-Based Capital	% of Segment Balance Modified (2)
Residential real estate	37.2%	258.0%	—
Consumer	0.2%	1.7%	—
Total residential and consumer loans	37.4%		—

Loan Segment	% of Total Loans (1)	% of Bank Risk-Based Capital	% of SegmentBalance Modified (2)
Commercial real estate	51.4%	356.8%	4.6%
Commercial and industrial	11.2%	78.0%	0.3%
Residential real estate	37.2%	258.0%	0.0%
Consumer	0.2%	1.7%	—
Total	100.0%		2.4%

(1)	Excludes PPP loans of $58.9 million as of September 30, 2021.

(2)	Modified balances as of September 30, 2021 (Commercial real estate loans $41.9 million; Commercial and industrial loans $605,000; and Residential real estate loans $276,000).

(3)	Other consists of multiple industries.

Although the Bank's loan portfolio contains impacted sectors, the concentration limits remain acceptable, with no sector, excluding commercial and residential real estate, representing more than 100% of the Bank's total risk-based capital.  The Company monitors lending exposure by industry classification to determine potential risk associated with industry concentrations, if any, that could lead to additional credit loss exposure. As stated above, as a result of the COVID-19 pandemic, the Company identified sectors that have been materially impacted including, but not limited to: hospitality, retail, and restaurants and food service. These sectors potentially carry a higher level of credit risk, as many of these borrowers have incurred a significant negative impact to their businesses resulting from any governmental stay-at-home orders as well as travel limitations.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. To appropriately reserve for the impact of the COVID-19 pandemic on the Company’s loan portfolio, the Bank added a new qualitative factor category to the allowance calculation, - "Economic Impact of COVID-19" at March 31, 2020. The allocation of additional reserves beginning in 2020 was based upon an analysis of the Company’s loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade). However, despite the uncertainty caused by the pandemic, we have successfully maintained our historically strong asset quality metrics over the course of the pandemic. After careful review of our overall asset quality metrics and considering the improving economic trends, we had a credit to the provision for loan losses of $100,000 and $1.2 million during the three and nine months ended September 30, 2021. This compares to a provision for loan losses of $2.7 million and $7.3 million for the same periods in 2020. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic, economic trends and their potential effect on asset quality. As of September 30, 2021, the Company’s delinquent and nonperforming assets were not materially impacted by the COVID-19 pandemic.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

At September 30, 2021, total assets were $2.5 billion, an increase of $144.9 million, or 6.1%, from December 31, 2020. During the nine months ended September 30, 2021, cash and cash equivalents increased $61.1 million, or 69.8%, to $148.5 million, investment securities increased $160.6 million, or 79.5%, to $362.4 million and net loans, excluding PPP loans of $58.9 million, increased $27.1 million, or 1.5%, to $1.8 billion. The high level of cash and cash equivalents is due to an increase in core deposits as well as PPP loan payoffs.

At September 30, 2021, the Company’s available-for-sale securities portfolio increased $6.2 million, or 3.1%, from $201.9 million at December 31, 2020 to $208.0 million at September 30, 2021. The held-to-maturity securities portfolio, recorded at amortized cost, totaled $154.4 million at September 30, 2021. The Company allocated some of its excess liquidity to the investment portfolio as an alternative to cash and cash equivalents. This shift from overnight investments to held-to-maturity securities will assist the Company with managing the yield on interest-earning assets in the low interest rate environment that we are experiencing while providing ongoing cash flows from payments and pay downs. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

Total loans were $1.8 billion as of September 30, 2021, a decrease of $81.2 million, or 4.2%, from December 31, 2020, primarily due to a decrease in PPP loans of $108.4 million, or 64.8%. Excluding PPP loans, total loans increased $27.1 million, or 1.5%, driven by an increase in commercial real estate loans of $83.7 million, or 10.0%, partially offset by a decrease in commercial and industrial loans of $11.3 million, or 5.3%. Residential real estate loans, which include home equity loans, decreased $45.0 million, or 6.3%, as we continue to sell low coupon, fixed rate residential loans to the secondary market in order to diversify our loan mix and reduce our interest rate risk.

In accordance with the Company’s asset/liability management strategy, during the nine months ended September 30, 2021, the Company sold $40.0 million of fixed rate, low coupon residential real estate loans to the secondary market. There were no loans sold during 2020. As of September 30, 2021, the Company serviced $71.0 million in loans sold to the secondary market, compared to $38.1 million at December 31, 2020. Servicing rights will continue to be retained on all loans written and sold to the secondary market.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $204,000 and $313,000 for the nine months ended September 30, 2021 and 2020, respectively.

At September 30, 2021, nonperforming loans totaled $5.6 million, or 0.32% of total loans, excluding PPP loans, compared to $7.8 million, or 0.45% of total loans, excluding PPP loans, at December 31, 2020. At September 30, 2021, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, excluding PPP loans, was 0.23% at September 30, 2021, compared to 0.36% at December 31, 2020. The allowance for loan losses as a percentage of total loans, excluding PPP loans which do not require an allowance for loan losses, was 1.11% at September 30, 2021, compared to 1.20% at December 31, 2020. At September 30, 2021, the allowance for loan losses as a percentage of nonperforming loans was 352.2%, compared to 269.8% at December 31, 2020.

At September 30, 2021, total deposits were $2.2 billion, an increase of $186.7 million, or 9.2%, from December 31, 2020, primarily due to an increase in core deposits of $358.2 million, or 24.7%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.4 billion, or 71.0% of total deposits, at December 31, 2020, to $1.8 billion, or 81.2% of total deposits, at September 30, 2021. Non-interest-bearing deposits increased $85.3 million, or 15.7%, to $627.1 million, interest-bearing checking accounts increased $37.8 million, or 39.8%, to $132.7 million, savings accounts increased $39.8 million, or 23.4%, to $210.1 million, and money market accounts increased $195.4 million, or 30.5%, to $836.2 million. The increase in core deposits can be attributed to the government stimulus, lower consumer spending, PPP loan proceeds deposited into borrower checking accounts, as well as the three new branches opened in 2020. We anticipate that some of the deposit growth from PPP loans will be temporary as customers look to make capital improvements and diversify investments as risk from the COVID-19 pandemic eases over time.

Time deposits decreased $171.5 million, or 29.1%, from $590.3 million at December 31, 2020 to $418.8 million at September 30, 2021. Brokered deposits, which are included within time deposits, were $5.3 million at September 30, 2021 and $55.3 million at December 31, 2020.

At September 30, 2021, total borrowings decreased $34.4 million, or 59.5%, from $57.9 million at December 31, 2020, to $23.5 million. FHLB advances decreased $54.1 million, or 93.4%, to $3.8 million. Our short-term borrowings and long-term debt and subordinated debt are discussed in Notes 8 and 9 of the accompanying consolidated financial statements.

At September 30, 2021, shareholders’ equity was $218.3 million, or 8.7% of total assets, compared to $226.6 million, or 9.6% of total assets, at December 31, 2020. The decrease in shareholders’ equity reflects $21.3 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $3.6 million and an increase in accumulated other comprehensive loss of $2.5 million, partially offset by net income of $17.5 million. Total shares outstanding as of September 30, 2021 were 22,848,781.

The Company’s book value per share was $9.56 at September 30, 2021 compared to $8.97 at December 31, 2020, while tangible book value per share increased $0.53, or 6.4%, from $8.36 at December 31, 2020 to $8.89 at September 30, 2021. As of September 30, 2021, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

As of the date of this filing, the Company’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements and internal target minimal levels. At September 30, 2021, the Company’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 8.8%, 12.4%, and 14.6%, respectively, and the Bank’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 8.9%, 12.5%, and 13.6%, respectively, compared with regulatory “well capitalized” minimums of 5.00%, 6.5%, and 10.00%, respectively.

On October 27, 2020, the Company announced that the Board of Directors authorized a stock repurchase plan (the “2020 Plan”) under which the Company was authorized to purchase up to 1.3 million shares, or 5% of its outstanding common stock. On May 20, 2021, the Company announced the completion of the 2020 Plan. On April 27, 2021, the Company announced that the Board of Directors authorized a stock repurchase plan (the “2021 Plan”) under which the Company is authorized to repurchase up to 2.4 million shares, or 10% of its outstanding common stock. During the three months ended September 30, 2021, the Company repurchased 1,221,618 shares of common stock under the 2021 Plan. During the nine months ended September 30, 2021, the Company repurchased 2,565,973 shares at an average price of $8.29. At September 30, 2021, there were 869,397 shares available for repurchase under the 2021 Plan.

The shares repurchased under the 2021 Plan will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, or otherwise, depending upon market conditions. There is no guarantee as to the exact number, or value, of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of share repurchases under the 2021 Plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

General.

The Company reported net income of $6.0 million, or $0.27 per diluted share, for the three months ended September 30, 2021, compared to net income of $2.1 million, or $0.08 per diluted share, for the three months ended September 30, 2020. Return on average assets and return on average equity was 0.96% and 10.85%, respectively, for the three months ended September 30, 2021, as compared to 0.35% and 3.61%, respectively, for the three months ended September 30, 2020. The increase in net income of $3.9 million, or 187.3%, was due to a decrease in the provision for loan losses of $2.8 million and increases in net interest income of $2.8 million, or 17.4%, and non-interest income of $1.1 million, or 51.4%, partially offset by an increase in non-interest expense of $1.2 million, or 9.1%.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2021 and 2020, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,867,769	$18,776	3.99%	$1,994,072	$19,469	3.88%
Securities(2)	353,690	1,501	1.68	217,911	958	1.75
Other investments - at cost	10,525	28	1.06	14,862	118	3.16
Short-term investments(3)	105,733	40	0.15	39,576	12	0.12
Total interest-earning assets	2,337,717	20,345	3.45	2,266,421	20,557	3.61
Total non-interest-earning assets	148,383			144,387
Total assets	$2,486,100			$2,410,808

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$115,091	$96	0.33%	$92,603	$108	0.46%
Savings accounts	212,711	35	0.07	161,801	32	0.08
Money market accounts	813,528	562	0.27	541,923	700	0.51
Time deposit accounts	445,379	524	0.47	624,717	2,350	1.50
Total interest-bearing deposits	1,586,709	1,217	0.30	1,421,044	3,190	0.89
Short-term borrowings and long-term debt	23,920	256	4.25	194,021	1,267	2.60
Interest-bearing liabilities	1,610,629	1,473	0.36	1,615,065	4,457	1.10
Non-interest-bearing deposits	615,468			529,229
Other non-interest-bearing liabilities	39,381			34,930
Total non-interest-bearing liabilities	654,849			564,159

Total liabilities	2,265,478			2,179,224
Total equity	220,622			231,584
Total liabilities and equity	$2,486,100			$2,410,808
Less: Tax-equivalent adjustment(2)		(107)			(110)
Net interest and dividend income		$18,765			$15,990
Net interest rate spread(4)			3.07%			2.49%
Net interest rate spread, on a tax equivalent basis(5)			3.09%			2.51%
Net interest margin(6)			3.18%			2.81%
Net interest margin, on a tax equivalent basis(7)			3.20%			2.83%
Ratio of average interest-earning
assets to average interest-bearing liabilities			145.14%			140.33%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets, including nonaccrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.
See “Explanation of Use of Non-GAAP Financial Measurements”.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the three months ended September 30, 2021, and September 30, 2020, the loan accretion income and interest expense reduction on time deposits and borrowings increased (decreased) net interest income $56,000 and $18,000, respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2021 and September 30, 2020 was 3.19% and 2.82%, respectively.
(9)	Annualized.

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

	Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$(1,210)	$517	$(693)
Securities (1)	600	(57)	543
Other investments - at cost	(34)	(56)	(90)
Short-term investments	20	8	28
Total interest-earning assets	(624)	412	(212)

Interest-bearing liabilities
Interest-bearing checking accounts	26	(38)	(12)
Savings accounts	10	(7)	3
Money market accounts	353	(491)	(138)
Time deposit accounts	(673)	(1,153)	(1,826)
Short-term borrowing and long-time debt	(1,112)	101	(1,011)
Total interest-bearing liabilities	(1,396)	(1,588)	(2,984)
Change in net interest and dividend income (1)	$772	$2,000	$2,772

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $2.8 million, or 17.4%, to $18.8 million, for the three months ended September 30, 2021, from $16.0 million for the three months ended September 30, 2020. The increase in net interest income was due to a decrease in interest expense of $3.0 million, or 67.0%, partially offset by a decrease of $209,000, or 1.0%, in interest and dividend income. Interest expense on deposits decreased $2.0 million, or 61.8%, and interest expense on borrowings decreased $1.3 million, both partially offset by an increase in interest expense on subordinated debt of $256,000. For the three months ended September 30, 2021, net interest income included $1.8 million in PPP income, compared to $1.3 million for the three months ended September 30, 2020. Excluding PPP income, net interest income increased $2.3 million, or 15.9%, primarily due to a decrease in interest expense of $3.0 million, or 67.0%. During the three months ended September 30, 2021, the Company recorded $56,000 in positive purchase accounting adjustments, compared to positive purchase accounting adjustments of $19,000 during the three months ended September 30, 2020. In addition, during the three months ended September 30, 2021, interest and dividend income included prepayment penalties from commercial loan payoffs of $8,000, compared to $262,000 during the three months ended September 30, 2020. Excluding PPP income, prepayment penalties and purchase accounting adjustments, net interest income increased $2.5 million, or 17.7%, from the three months ended September 30, 2020 to the three months ended September 30, 2021.

The net interest margin was 3.18% for the three months ended September 30, 2021, compared to 2.81% for the three months ended September 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.20% for the three months ended September 30, 2021, compared to 2.83% for the three months ended September 30, 2020. Excluding PPP income, the net interest margin was 2.99% for the three months ended September 30, 2021, compared to 2.86% for the three months ended September 30, 2020. Excluding the prepayment penalties and purchase accounting adjustments discussed above, the net interest margin increased from 2.80% for the three months ended September 30, 2020 to 2.98%, for the three months ended September 30, 2021.

The average yield on interest-earning assets decreased 16 basis points from 3.61% for the three months ended September 30, 2020 to 3.45% for the three months ended September 30, 2021. During the three months ended September 30, 2021, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 57 basis points from 0.83% for the three months ended September 30, 2020 to 0.26% for the three months ended September 30, 2021. The average cost of core deposits, which include non-interest-bearing demand accounts, decreased nine basis points from 0.25% for the three months ended September 30, 2020 to 0.16% for the three months ended September 30, 2021. The average cost of time deposits decreased 103 basis points from 1.50% for the three months ended September 30, 2020 to 0.47% for the three months ended September 30, 2021. The average cost of borrowings, including subordinated debt, increased 165 basis points during the same period. For the three months ended September 30, 2021, average demand deposits, an interest-free source of funds, increased $86.2 million, or 16.3%, to $615.5 million, or 28.0% of total average deposits, from $529.2 million, or 27.1% of total average deposits, for the three months ended September 30, 2020.

During the three months ended September 30, 2021, average interest-earning assets increased $71.3 million, or 3.1%, to $2.3 billion compared to the three months ended September 30, 2020, primarily due to an increase in average securities of $135.8 million, or 62.3%, and an increase in short-term investments of $66.2 million, or 167.2%. These increases were partially offset by a decrease of $126.3 million, or 6.3%, in average loans and a decrease in average other investments of $4.3 million, or 29.2%. Excluding average PPP loans, average interest-earning assets increased $213.7 million, or 10.5%, and average loans increased $16.1 million, or 0.9%, from the three months ended September 30, 2020 to the three months ended September 30, 2021.

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

The amount of the provision for loan losses during the three months ended September 30, 2021 was based on the changes that occurred in the loan portfolio during that same period, which are discussed above. The Company recorded a credit for loan losses of $100,000 for three months ended September 30, 2021, compared to a provision for loan losses of $2.7 million for the three months ended September 30, 2020. The Company recorded net recoveries of $67,000 for the three months ended September 30, 2021, as compared to net charge-offs of $286,000 for the three months ended September 30, 2020. The decrease in the provision for loan losses during the three months ended September 30, 2021 was primarily due to an improvement in economic forecasts for the quarter, compared to the same quarter in 2020. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality.

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

Non-interest Income.

Non-interest income increased $1.1 million, or 51.4%, to $3.3 million for the three months ended September 30, 2021, from $2.2 million for the three months ended September 30, 2020. Service charges and fees increased $368,000, or 20.9%, income from bank-owned life insurance increased $41,000, or 9.2%, and mortgage banking income from the sale of fixed rate residential real estate loans to the secondary market totaled $665,000. During the three months ended September 30, 2021, the Company sold $22.4 million in loans to the secondary market. The Company did not sell loans to the secondary market during the three months ended September 30, 2020.

During the three months ended September 30, 2021, the Company reported unrealized gains on marketable equity securities of $11,000, compared to unrealized losses of $4,000 for the three months ended September 30, 2020. In addition, during the three months ended September 30, 2021, the Company reported gains on the sale of securities of $2,000, compared to realized gains on the sale of securities of $1.9 million for the three months ended September 30, 2020. During the three months ended September 30, 2020, the Company also incurred a non-recurring loss of $2.4 million on a terminated interest rate swap.

Non-interest Expense.

For the three months ended September 30, 2021, non-interest expense increased $1.2 million, or 9.1%, to $14.0 million from $12.9 million, for the three months ended September 30, 2020. The increase in non-interest expense was primarily due to an increase in salaries and benefits of $971,000, or 13.5%. The increase was primarily due to production and incentive accruals as well as lower deferred loan origination expenses associated with PPP loans. The deferred loan origination expense decreased $461,000, or 59.2%, from the three months ended September 30, 2020 to the three months ended September 30, 2021. Other non-interest expense increased $189,000, or 9.0%, furniture and equipment expenses increased $112,000, or 26.6%, advertising expense increased $19,000, or 5.8%, and occupancy expense increased $4,000, or 0.4%. These increases were partially offset by a decrease in FDIC insurance expense of $20,000, or 6.8%, a decrease in professional fees of $40,000, or 6.5%, and a decrease in data processing expenses of $70,000, or 9.1%. For the three months ended September 30, 2021, the efficiency ratio was 63.6%, compared to 69.1% for the three months ended September 30, 2020.

Income Taxes.

Income tax expense for the three months ended September 30, 2021 was $2.1 million, representing an effective tax rate of 25.9%, compared to $488,000, representing an effective tax rate of 18.8%, for three months ended September 30, 2020. The increase in the effective tax rate is a result of higher pre-tax projected income for the fiscal year ending December 31, 2021.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND SEPTEMBER 30, 2020

General.

For the nine months ended September 30, 2021, the Company reported net income of $17.5 million, or $0.74 per diluted share, compared to $6.2 million, or $0.25 per diluted share, for the nine months ended September 30, 2020. Return on average assets and return on average equity were 0.95% and 10.45% for the nine months ended September 30, 2021, respectively, compared to 0.36% and 3.59% for the nine months ended September 30, 2020, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2021 and 2020, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,900,652	$56,423	3.97%	$1,912,420	$57,452	4.01%
Securities(2)	292,133	3,633	1.66	220,544	3,533	2.14
Other investments - at cost	10,104	91	1.20	15,781	457	3.87
Short-term investments(3)	105,246	90	0.11	26,826	83	0.41
Total interest-earning assets	2,308,135	60,237	3.49	2,175,571	61,525	3.78
Total non-interest-earning assets	146,180			140,279
Total assets	$2,454,315			$2,315,850

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$102,106	293	0.38	$82,091	269	0.44
Savings accounts	202,170	119	0.08	147,464	103	0.09
Money market accounts	752,361	1,865	0.33	494,973	2,173	0.59
Time deposit accounts	499,618	2,140	0.57	638,705	8,698	1.82
Total interest-bearing deposits	1,556,255	4,417	0.38	1,363,233	11,243	1.10
Short-term borrowings and long-term debt	43,578	911	2.79	215,610	4,289	2.66
Interest-bearing liabilities	1,599,833	5,328	0.45	1,578,843	15,532	1.31
Non-interest-bearing deposits	593,637			474,436
Other non-interest-bearing liabilities	37,259			31,881
Total non-interest-bearing liabilities	630,896			506,317

Total liabilities	2,230,729			2,085,160
Total equity	223,586			230,690
Total liabilities and equity	$2,454,315			$2,315,850
Less: Tax-equivalent adjustment(2)		(314)			(358)
Net interest and dividend income		$54,595			$45,635
Net interest rate spread(4)			3.03%			2.44%
Net interest rate spread, on a tax equivalent basis(5)			3.04%			2.46%
Net interest margin(6)			3.16%			2.80%
Net interest margin, on a tax equivalent basis(7)			3.18%			2.82%
Ratio of average interest-earning
assets to average interest-bearing liabilities			144.27%			137.80%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets, including nonaccrual loans, are net of deferred loan origination costs, unadvanced funds and the allowance for loan losses.
See “Explanation of Use of Non-GAAP Financial Measurements”.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the nine months ended September 30, 2021 and September 30, 2020, the loan accretion income and interest expense reduction on time deposits and borrowings (decreased) increased net interest income ($23,000) and $47,000, respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2021 and September 30, 2020 was 3.18% and 2.82%, respectively.
(9)	Annualized.

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

	Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$(379)	$(650)	$(1,029)
Securities (1)	1,145	(1,045)	100
Other investments - at cost	(163)	(203)	(366)
Short-term investments	242	(235)	7
Total interest-earning assets	845	(2,133)	(1,288)

Interest-bearing liabilities
Interest-bearing checking accounts	65	(41)	24
Savings accounts	38	(22)	16
Money market accounts	1,128	(1,436)	(308)
Time deposit accounts	(1,896)	(4,662)	(6,558)
Short-term borrowing and long-term debt	(3,421)	43	(3,378)
Total interest-bearing liabilities	(4,086)	(6,118)	(10,204)
Change in net interest and dividend income	$4,931	$3,985	$8,916

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the nine months ended September 30, 2021, net interest income increased $9.0 million, or 19.6%, to $54.6 million, compared to $45.6 million for the nine months ended September 30, 2020. The increase in net interest income was due to a decrease of $10.2 million, or 65.7%, in interest expense, partially offset by a decrease in interest and dividend income of $1.2 million, or 2.0%. The decrease in interest expense was primarily due to a decrease of $6.8 million, or 60.7%, in interest expense on deposits and a decrease in interest expense on borrowings, including subordinated debt, of $3.4 million, or 78.8%. For the nine months ended September 30, 2021, interest and dividend income included $5.8 million in PPP income, compared to $2.6 million during the nine months ended September 30, 2020. Excluding PPP income, net interest income increased $5.7 million, or 13.3%.

The net interest margin for the nine months ended September 30, 2021 was 3.16%, compared to 2.80% for the nine months ended September 30, 2020. The net interest margin, on a tax-equivalent basis, was 3.18% for the nine months ended September 30, 2021, compared to 2.82% for the nine months ended September 30, 2020. Excluding the PPP income, the net interest margin increased from 2.81% for the nine months ended September 30, 2020 to 3.00% for the nine months ended September 30, 2021. The increase in the net interest margin was due to the continuing trend of market interest rates falling to historically low levels, allowing the Company to reprice interest-bearing liabilities.

The average yield on interest-earning assets decreased 29 basis points from 3.78% for the nine months ended September 30, 2020 to 3.49% for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 69 basis points from 1.01% for the nine months ended September 30, 2020 to 0.32% for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, the average cost of core deposits, including non-interest-bearing demand deposits, decreased ten basis points from 0.28% for the nine months ended September 30, 2020 to 0.18% for the nine months ended September 30, 2021. The average cost of time deposits decreased 125 basis points from 1.82% for the nine months ended September 30, 2020 to 0.57% during the same period in 2021. The average cost of borrowings, which include FHLB advances and subordinated debt, increased 13 basis points from 2.66% for the nine months ended September 30, 2020 to 2.79% for the nine months ended September 30, 2021. For the nine months ended September 30, 2021, average demand deposits, an interest-free source of funds, increased $119.2 million, or 25.1%, from $474.4 million, or 25.8% of total average deposits, for the nine months ended September 30, 2020 to $593.6 million, or 27.6% of total average deposits, for the nine months ended September 30, 2021.

During the nine months ended September 30, 2021, average interest-earning assets increased $132.6 million, or 6.1%, to $2.3 billion. The increase in average interest-earning assets was due to an increase in average securities of $71.6 million, or 32.5%, an increase in average short-term investments of $78.4 million, or 292.3%, partially offset by a decrease in average other investments of $5.7 million, or 36.0%, and a decrease in average loans of $11.8 million, or 0.6%. Excluding average PPP loans, average interest-earning assets increased $124.3 million, or 6.1%, and average loans decreased $20.0 million, or 1.1%.

Provision for Loan Losses.

For the nine months ended September 30, 2021, the provision for loan losses decreased $8.5 million, or 116.8%, from $7.3 million for the nine months ended September 30, 2020 to a credit for loan losses of $1.2 million for the nine months ended September 30, 2021. The decrease in the provision for loan losses was primarily driven by changes in the qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation.

The Company recorded net charge-offs of $95,000 for the nine months ended September 30, 2021, as compared to net charge-offs of $685,000 for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company recorded charge-offs of $262,000, compared to $882,000 during the same period in 2020.

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

Non-interest Income.

For the nine months ended September 30, 2021, non-interest income increased of $1.9 million, or 28.3%, to $8.7 million, compared to $6.8 million for the nine months ended September 30, 2020. Service charges and fees increased $993,000, or 19.5%, primarily due to an increase of $692,000, or 31.3%, in ATM debit card interchange income due to increased card-based transaction usage across our checking account base. Mortgage banking income was $1.1 million for the nine months ended September 30, 2021, due to the sale of fixed rate residential real estate loans to the secondary market. During the nine months ended September 30, 2021, the Company sold $40.0 million in loans to the secondary market. The Company did not sell any fixed rate residential real estate loans during the nine months ended September 30, 2020. Income from bank-owned life insurance increased $61,000, or 4.5%, and other income from loan-level swap fees on commercial loans decreased $524,000, or 90.0%.

During the nine months ended September 30, 2021, the Company reported unrealized losses on marketable equity securities of $72,000, compared to unrealized gains of $133,000 during the nine months ended September 30, 2020. In addition, during the nine months ended September 30, 2021, the Company reported realized losses on the sale of securities of $72,000 and a gain of $546,000 on non-marketable equity securities, compared to realized gains of $2.0 million during the nine months ended September 30, 2020. During the nine months ended September 30, 2021, the Company reported a loss on derivatives of $402,000, compared to a loss on derivatives of $2.4 million during the nine months ended September 30, 2020.

Non-interest Expense.

For the nine months ended September 30, 2021, non-interest expense increased $3.6 million, or 9.6%, to $41.0 million, compared to $37.4 million for the nine months ended September 30, 2020. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $2.4 million, or 11.0%, due to normal annual salary increases as well as higher production and incentive accruals. Other non-interest expense increased $539,000, or 9.3%, furniture and equipment expenses increased $361,000, or 30.7%, occupancy expense increased $153,000, or 4.6%, advertising expense increased $233,000, or 29.2%, and FDIC insurance expense increased $64,000, or 8.7%. These increases were partially offset by a decrease in professional fees of $143,000, or 7.7%, and a decrease in data processing expenses of $13,000, or 0.6%,

For the nine months ended September 30, 2021, the efficiency ratio was 64.7%, compared to 71.0% for the nine months ended September 30, 2020.

Income Taxes.

Income tax expense for the nine months ended September 30, 2021 was $6.0 million, representing an effective tax rate of 25.6%, compared to $1.5 million, representing an effective tax rate of 19.8%, for nine months ended September 30, 2020. The increase in the Company’s effective tax rate was primarily due to the effect of higher projected pre-tax income for the fiscal year ending December 31, 2021.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	(Dollars in thousands)				(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$18,670	3.97%	$19,364	3.86%	$56,111	3.95%	$57,110	3.99%
Tax-equivalent adjustment (1)	106		105		312		342
Loans (tax-equivalent basis)	$18,776	3.99%	$19,469	3.88%	$56,423	3.97%	$57,452	4.01%

Securities (no tax adjustment)	$1,500	1.68%	$953	1.74%	$3,631	1.66%	$3,517	2.13%
Tax-equivalent adjustment (1)	1		5		2		16
Securities (tax-equivalent basis)	$1,501	1.68%	$958	1.75%	$3,633	1.66%	$3,533	2.14%

Net interest income (no tax adjustment)	$18,765		$15,990		$54,595		$45,635
Tax-equivalent adjustment (1)	107		110		314		358
Net interest income (tax-equivalent basis)	$18,872		$16,100		$54,909		$45,993

Interest rate spread (no tax adjustment)		3.07%		2.49%		3.03%		2.44%
Net interest margin (no tax adjustment)		3.18%		2.81%		3.16%		2.80%

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

At September 30, 2021 and December 31, 2020, outstanding borrowings from the FHLB were $3.8 million and $57.9 million, respectively. At September 30, 2021, we had $479.2 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit totaling $65.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2021 and December 31, 2020, we did not have an outstanding balance under either of these lines. We also have an available line of credit of $7.7 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. There were no advances outstanding under this line at September 30, 2021 or December 31, 2020. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

At September 30, 2021, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2021, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$257,164	14.63%	$140,634	8.00%	N/A	N/A
Bank	238,663	13.60	140,408	8.00	$175,510	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	217,704	12.38	105,475	6.00	N/A	N/A
Bank	218,826	12.47	105,306	6.00	140,408	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	217,704	12.38	79,107	4.50	N/A	N/A
Bank	218,826	12.47	78,980	4.50	114,082	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	217,704	8.80	98,936	4.00	N/A	N/A
Bank	218,826	8.89	98,478	4.00	123,097	5.00

December 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$244,158	14.65%	$133,336	8.00%	N/A	N/A
Bank	231,531	13.91	133,149	8.00	$166,436	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	100,002	6.00	N/A	N/A
Bank	210,722	12.66	99,862	6.00	133,149	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	75,002	4.50	N/A	N/A
Bank	210,722	12.66	74,896	4.50	108,183	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,320	9.34	95,606	4.00	N/A	N/A
Bank	210,722	8.83	95,409	4.00	119,261	5.00

The following table summarizes the contractual obligations and credit commitments at September 30, 2021:

	Amounts Due Within 1 Year	Amounts Due After 1 Year But Within 3 Years	Amounts Due After 3 Years But Within 5 Years	Amounts Due After 5 Years	Total
	(In thousands)

Lease Obligations
Operating lease obligations	$1,492	$2,402	$2,092	$4,879	$10,865

Borrowings and Debt
Federal Home Loan Bank	2,651	901	277	—	3,829
Subordinated debt	—	—	—	19,623	19,623
Total borrowings and debt	2,651	901	277	19,623	23,452

Credit Commitments
Available lines of credit	250,859	—	—	86,868	337,727
Other loan commitments	156,582	40,508	3,000	807	200,897
Letters of credit	21,628	315	439	—	22,382
Total credit commitments	429,069	40,823	3,439	87,675	561,006

Other Obligations
Vendor Contracts	3,941	7,868	1,639	—	13,448

Total Obligations	$437,166	$52,077	$7,484	$112,426	$609,153

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

For a summary of risk factors relevant to our operations, see Part I, Item 1A, “Risk Factors” in our 2020 Annual Report. There are no material changes in the risk factors relevant to our operations since December 31, 2020.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1 - 31, 2021	634,568	8.14	634,568	1,456,447
August 1 - 31, 2021	525,784	8.66	525,784	930,663
September 1 – 30, 2021	61,266	8.16	61,266	869,397
Total	1,221,618	8.36	1,221,618	869,397

(1)	On April 27, 2021 the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 2,400,000 shares, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
10.1	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).
10.2	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).
10.3	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.4	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.5	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.6	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.7	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.8	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 filed with the SEC on May 19, 2021).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2021.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer