Form 10-K
period 2021-12-31
Western New England Bancorp, Inc.
filed 2022-03-11
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2021, was $196,173,752. This amount was based on the closing price as of June 30, 2021 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $8.15 on June 30, 2021.

As of March 3, 2022, the registrant had 22,664,878 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

WESTERN NEW ENGLAND BANCORP, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19") pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

•	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

•	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

•	the speed and effectiveness of COVID-19 vaccine and treatment developments and their deployment, including public adoption rates of COVID-19 vaccines;

•	the emergence of new COVID-19 variants, such as the Omicron variant, and the response thereto;

•	the pace of recovery when the COVID-19 pandemic subsides;

•	changes in the interest rate environment that reduce margins;

•	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

•	the highly competitive industry and market area in which we operate;

•	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

•	changes in business conditions and inflation;

•	changes in credit market conditions;

•	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

•	changes in the securities markets which affect investment management revenues;

•	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

•	changes in technology used in the banking business;

•	the soundness of other financial services institutions which may adversely affect our credit risk;

•	certain of our intangible assets may become impaired in the future;

•	our controls and procedures may fail or be circumvented;

•	new lines of business or new products and services, which may subject us to additional risks;

•	changes in key management personnel which may adversely impact our operations;

•	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

•	other factors detailed from time to time in our SEC filings.

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

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2021, WNEB had consolidated total assets of $2.5 billion, total net loans of $1.8 billion, total deposits of $2.3 billion and total shareholders’ equity of $223.7 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2021, the Bank had twenty-five branches and seventeen freestanding automated teller machines (“ATMs”), and an additional five seasonal or temporary ATMs. The Bank also conducts business through an additional six freestanding and thirty seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. All branch and ATM locations serve Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut. The Bank also provides a variety of banking services including telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank and in conjunction with the acquisition, the name of the Company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes.

Subsidiary Activities.

Western New England Bancorp, Inc. has two subsidiaries that are included in the Company’s consolidated financial statements:

•	Westfield Bank: The Company conducts its principal business activities through its wholly owned subsidiary Westfield Bank.

•	WFD Securities, Inc. (“WFD”). WFD is a Massachusetts chartered security corporation, for the primary purpose of holding qualified securities.

Westfield Bank has three wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

•	Elm Street Securities Corporation (“Elm”). Elm is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities.

•	WB Real Estate Holdings, LLC. (“WB”). WB is a Massachusetts-chartered limited liability company formed for the primary purpose of holding other real estate owned (“OREO”).

•	CSB Colts, Inc. (“CSB Colts”). CSB Colts is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities. CSB Colts was acquired on October 21, 2016, in conjunction with the acquisition of Chicopee.

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates 25 banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and have 17 freestanding ATM locations in Chicopee, Holyoke, Ludlow, Southwick, Springfield, West Springfield and Westfield, Massachusetts and 5 traveling/seasonal ATMs. The Bank also conducts business through an additional six freestanding and thirty seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

The markets served by our branches are primarily suburban markets located in western Massachusetts and in northern Connecticut. Westfield, Massachusetts, is located near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Our middle market and commercial real estate lending team is located in Springfield, the Pioneer Valley’s primary urban market. The Pioneer Valley of western Massachusetts encompasses the sixth largest metropolitan area in New England. The Springfield Metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas. Our Financial Services Center in West Hartford serves as our Connecticut hub, housing employees across all commercial and retail lines of business. Our markets fall within New England’s Knowledge Corridor, an interstate partnership of regional economic development, planning, business, tourism and educational institutions that work together to advance the region’s economic progress.

A diversified mix of industry groups are concentrated in western Massachusetts and northern Connecticut, including manufacturing, health care, higher education, wholesale and retail trade and service. The economies of our primary markets have benefited from the presence of large employers such as Baystate Medical Center, Big Y World Class Markets, MassMutual Financial Group, Mercy Medical Center/Trinity Health of New England, MGM Springfield and Westover Air Reserve Base in Massachusetts, and Air National Guard, Collins Aerospace, Kaman Aerospace Corporation, Lego Systems Inc., Stanadyne LLC and Talcott Resolution Life Insurance Company in Connecticut. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals, and a variety of wholesale and retail trade business. Our Hampden County market also enjoys a strong tourism business with attractions such as the Eastern States Exposition, which operates The Big E, the largest fair in the northeast, the Basketball Hall of Fame, MGM Springfield and Six Flags New England.

Competition.

The Bank faces significant competition to attract and retain customers within existing and neighboring geographic markets. This competition stems from national and larger regional banks, numerous local savings banks, commercial banks, cooperative banks and credit unions which have a large presence in the region. Competition for loans, deposits and cash management services, and investment advisory assets also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic payment and funding channels, internet-based banks and other financial intermediaries.

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

At June 30, 2021, which is the most recent date for which data is available from the FDIC, we held approximately 14.0% of the deposits in Hampden County, which was the second largest market share out of the 16 banks and thrifts with offices in Hampden County.

Human Capital

Talent Management

We remain focused on being a good corporate citizen and creating a culture where we prioritize providing an exceptional customer experience and empowering our employees. The Company believes that it has had and continues to have good employee relations. Our talent management strategy ensures we leverage the talent needed, not just for today, but also for our future. Our employees are the foundation of our success and are responsible for upholding our guiding principles of integrity, trust, empathy, collaboration, work ethic, courage, inclusion and positive attitude.

As of December 31, 2021, the Bank employed 355 total employees, with 298 employed full-time and 57 employed part-time. Employee retention helps the Company operate efficiently and effectively. Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. In addition, Bank employees may become stockholders of the Company through participation in its Employee Stock Ownership Plan (“ESOP”) and its 401(k) retirement plan, which offers a Company stock investment option.

The Company actively encourages and supports the growth and development of its employees. Management generally seeks to fill positions by promotion and transfer from within the organization, whenever practical. Career development is advanced through ongoing mentoring and development programs, as well as internally developed training programs, customized corporate training engagements and educational reimbursement programs. Reimbursement is available to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry. Each year, we also attract rising juniors and seniors from colleges and universities across our footprint who have the opportunity to be assigned a position with the Company upon graduation.

Inclusion and Diversity

The Company strives to create an intentionally inclusive, diverse and thriving workplace where each person feels valued, respected and understood as well as a respectful, productive environment where everyone is encouraged to achieve their full potential. At December 31, 2021, our employees were representative of our commitment to recruit, develop, and retain diverse individuals, wherein approximately 65% of our employees were women and 21% of our employees are either ethnic minorities, veterans or persons with disabilities. We remain focused on bolstering our workforce through inclusive hiring and retention practices, which we feel reflects and better serves our communities.

Health and Safety/Well-Being

The safety, health and wellness of our employees is considered a top priority. The COVID-19 pandemic has presented a unique challenge with regard to maintaining employee safety while continuing successful operations. All employees have returned to working in person; however, when they experience signs or symptoms of a possible COVID-19 illness, they have been asked not to come to work and test for COVID-19 as necessary. We follow the Center for Disease Control (“CDC”) guidance as to when employees may return to in-person work. On an ongoing basis, the Company promotes the health and wellness of its employees and strives to keep the employee portion of health care premiums competitive with local competition.

Lending Activities.

General. The Company’s loan portfolio totaled $1.9 billion, or 73.5% of total assets, at December 31, 2021, compared to $1.9 billion, or 81.5% of total assets, at December 31, 2020. The Company lends to individuals, business entities, non-profit organizations and professional practices. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

At December 31, 2021, our general regulatory limit on loans to one borrower was $36.6 million. Our largest lending exposure was a $24.2 million commercial lending relationship, of which $19.2 million was outstanding at December 31, 2021. The relationship is primarily secured by business assets and commercial real estate located in Agawam, Massachusetts. At December 31, 2021, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2021, commercial real estate loans totaled $980.0 million, or 52.6% of total loans, compared to $833.9 million, or 43.3% of total loans, at December 31, 2020.

The Company originates commercial real estate loans throughout its market area for the purpose of acquiring, developing, and refinancing commercial real estate where the property is the primary collateral securing the loan. These loans are typically secured by a variety of commercial and industrial property types, including one-to-four and multi-family apartment buildings, office, industrial, or mixed-use facilities, or other commercial properties, and are generally guaranteed by the principals of the borrower. Commercial real estate loans generally have repayment periods of approximately fifteen to thirty years. Variable interest rate loans in the commercial real estate loan portfolio have a variety of adjustment terms and underlying interest rate indices, and are generally fixed for an initial period before periodic rate adjustments begin.

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2021 and December 31, 2020, there was $83.2 million and $103.3 million, respectively, in commercial construction loans included within commercial real estate loans.

At December 31, 2021, our total commercial and industrial loan portfolio totaled $226.7 million, or 12.2% of our total loans, with commercial and industrial loans totaling $201.3 million, or 10.8% of total loans, and Paycheck Protection Program (“PPP”) loans totaling $25.3 million, or 1.4% of total loans. This compares to our total commercial and industrial loan portfolio of $379.1 million, or 19.7% of total loans, at December 31, 2020, with commercial and industrial loans totaling $211.8 million, or 11.0% of total loans, and PPP loans totaling $167.3 million, or 8.7% of total loans. Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years. Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower.

The largest concentration of commercial loans to an industry was to hotels and accommodation, which comprised approximately 6.8% of the commercial loan portfolio as of December 31, 2021. At December 31, 2021, our largest commercial and industrial loan relationship was $24.2 million to a hardware merchant wholesaler. The loan relationship is secured by business assets and real estate. At December 31, 2021, this relationship was performing according to its original terms.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company offered PPP loans through the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. PPP loans totaled $25.3 million, or 1.4% of total loans, at December 31, 2021.

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

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $121.7 million at December 31, 2021 and $113.0 million at December 31, 2020. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $63.2 million and $52.9 million at December 31, 2021 and December 31, 2020, respectively.

Residential Real Estate Loans.

At December 31, 2021 and December 31, 2020, the residential real estate loan portfolio totaled $552.3 million, or 29.6% of total loans, and $604.7 million, or 31.4%, of total loans, respectively. The Company originates and funds residential real estate loans secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut. The Company processes and underwrites all of its originations internally through its Residential Loan Center located in Westfield, MA.

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

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company may retain or sell the servicing when selling the loans. The Company is an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLB. In order to reduce interest rate risk, during the twelve months ended December 31, 2021, the Company sold $59.7 million of fixed rate, low coupon residential real estate loans to the secondary market. There were no loans sold during 2020. At December 31, 2021 and December 31, 2020, the Company serviced $88.2 million and $38.1 million, respectively, in residential loans sold to the secondary market. The servicing rights will likely continue to be retained on all loans sold over the life of the loan. The largest owner-occupied residential real estate loan was $2.0 million and was performing according to its original terms as of December 31, 2021.

Home Equity Loans.

At December 31, 2021 and December 31, 2020, home equity loans totaled $99.8 million, or 5.4% of total loans, and $103.9 million, or 5.4% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule or, for eligible borrowers meeting certain requirements, the line availability may be extended for an additional interest only period.

Consumer Loans.

At December 31, 2021 and December 31, 2020, consumer loans totaled $4.3 million, or 0.2%, of total loans and $5.2 million, or 0.2%, of total loans, respectively. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2021		2020		2019		2018		2017
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total
	(Dollars in thousands)
Real estate loans:
Commercial	$979,969	52.6%	$833,949	43.3%	$816,886	46.1%	$768,881	45.4%	$732,616	45.1%
Residential one-to-four family	552,332	29.6	604,719	31.4	597,727	33.7	577,641	34.1	557,752	34.3
Home equity	99,759	5.4	103,905	5.4	102,517	5.8	97,238	5.8	92,599	5.7
Total real estate loans	1,632,060	87.6	1,542,573	80.1	1,517,130	85.6	1,443,760	85.3	1,382,967	85.1

Commercial and industrial loans:
Commercial and industrial	201,340	10.8	211,823	11.0	248,893	14.0	243,493	14.4	238,502	14.7
PPP loans	25,329	1.4	167,258	8.7	—	—	—	—	—	—
Total commercial and industrial	226,669	12.2	379,081	19.7	248,893	14.0	243,493	14.4	238,502	14.7

Consumer	4,250	0.2	5,192	0.2	5,747	0.4	5,203	0.3	4,478	0.3

Total gross loans	1,862,979	100.0%	1,926,846	100.0%	1,771,770	100.0%	1,692,456	100.0%	1,625,947	100.0%

Unamortized PPP loan fees	(781)		(3,050)		—		—		—
Unamortized premiums and net deferred loan fees and costs	2,518		3,587		4,264		4,401		4,734
Allowance for loan losses	(19,787)		(21,157)		(14,102)		(12,053)		(10,831)
Total loans, net	$1,844,929		$1,906,226		$1,761,932		$1,684,804		$1,619,850

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2021. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2021
	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$114,382	$1,663	$60,510	$77,956	$91	$—	$254,602

After one year:
One to three years	121,506	36,601	353	16,309	556	—	175,325
Three to five years	166,948	22,087	1,293	23,370	1,757	—	215,455
Five to ten years	414,422	31,845	8,031	87,490	1,122	—	542,910
Ten to twenty years	150,721	70,283	26,847	5,241	145	—	253,237
Over twenty years	11,990	389,853	2,725	16,303	579	—	421,450
Total due after one year	865,587	550,669	39,249	148,713	4,159	—	1,608,377

Total amount due:	979,969	552,332	99,759	226,669	4,250	—	1,862,979

Unamortized PPP loan fees	—	—	—	(781)	—	—	(781)
Net deferred loan origination fees and costs and premiums	(468)	1,735	700	527	24	—	2,518
Allowance for loan losses	(12,970)	(3,358)	(606)	(2,643)	(197)	(13)	(19,787)

Loans, net	$966,531	$550,709	$99,853	$223,772	$4,077	$(13)	$1,844,929

The following table presents, as of December 31, 2021, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2022, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential one-to-four family	$478,059	$72,610	$550,669
Home equity	39,249	—	39,249
Commercial real estate	333,952	531,635	865,587
Total real estate loans	851,260	604,245	1,455,505

Other loans:
Commercial and industrial	134,185	14,528	148,713
Consumer	4,159	—	4,159
Total other loans	138,344	14,528	152,872

Total loans	$989,604	$618,773	$1,608,377

The following table presents our loan originations, purchases and principal payments for the years indicated:

	For the Years Ended December 31,
	2021	2020	2019
	(In thousands)
Loans:
Balance outstanding at beginning of year	$1,926,846	$1,771,770	$1,692,456

Originations:
Real estate loans:
Residential one-to-four family	154,205	157,190	88,541
Home equity	34,279	31,546	40,768
Commercial	256,614	154,740	150,113
Total mortgage originations	445,098	343,476	279,422

Commercial and industrial loans	85,659	85,684	90,389
Paycheck Protection Program ("PPP")	79,138	223,104	—
Consumer loans	1,515	2,308	2,898
Total originations	611,410	654,572	372,709

Less:
Principal repayments, unadvanced funds and other, net	615,128	498,776	292,769
Sales of residential one-to-four family loans to secondary market	59,704	—	—
Loan charge-offs, net	445	720	626
Total deductions	675,277	499,496	293,395
Ending balance	$1 ,862,979	$1 ,926,846	$1 ,771,770

Asset Quality.

Maintaining a high level of asset quality continues to be one of the Company’s key objectives. Credit Administration reports directly to the Chief Credit Officer and is responsible for the completion of independent credit analyses for all loans above a specific threshold.

The Company’s policy requires that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on concentration levels, delinquent loans, nonaccrual loans, criticized loans and foreclosed real estate, as well as our actions and plans to cure the nonaccrual status of the loans and to dispose of the foreclosed property.

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

All loans risk rated “Special Mention (5)”, “Substandard (6)”, “Doubtful (7)” and “Loss (8)” are listed on the Company’s criticized report and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing a loss are partially charged-off or fully charged-off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. At December 31, 2021, criticized loans, inclusive of “adversely classified loans”, totaled $82.6 million, or 4.4% of total loans, compared to $147.1 million, or 7.6% of total loans, at December 31, 2020.

The Company’s adversely classified loans (defined as "Substandard (6)", "Doubtful (7)" or "Loss (8)") totaled $31.1 million, or 1.7% of total loans, at December 31, 2021 and $55.0 million, or 2.9%, of total loans, at December 31, 2020. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become nonperforming loans totaled $26.4 million, or 1.4% of total loans, at December 31, 2021 and $47.2 million, or 2.4% of total loans, at December 31, 2020. The remaining balance of adversely classified loans were nonaccrual loans totaling $4.7 million, or 0.3% of total loans, at December 31, 2021 and $7.8 million, or 0.4% of total loans, at December 31, 2020.

Total impaired loans totaled $20.5 million, or 1.1% of total loans, at December 31, 2021 and $29.1 million, or 1.5% of total loans, at December 31, 2020. Total accruing impaired loans totaled $15.5 million and $21.3 million at December 31, 2021 and December 31, 2020, respectively, while nonaccrual impaired loans totaled $5.0 million and $7.8 million as of December 31, 2021 and December 31, 2020, respectively.

In management’s opinion, all impaired loan balances at December 31, 2021 and 2020, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at December 31, 2021 and December 31, 2020, no impaired loans required a specific reserve. Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2021, 2020, 2019, nonaccrual loans totaled $5.0 million, or 0.27% of total loans, $7.8 million, or 0.41% of total loans, and $9.9 million, and 0.56% of total loans, respectively. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $262,000, $275,000 and $651,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

At December 31, 2021, 2020 and 2019, the Company carried no OREO balances.

The following table presents information regarding nonperforming commercial real estate loans, commercial and industrial term loans, residential real estate loans, consumer loans, and foreclosed real estate as of the dates indicated. All loans where the payment is 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status unless the loan is well secured and in the process of collection.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Nonaccrual real estate loans:
Residential one-to-four family	$3,214	$5,353	$4,548	$5,856	$5,961
Home equity	94	124	445	391	696
Commercial real estate	1,224	1,632	3,843	4,701	2,959
Total nonaccrual real estate loans	4,532	7,109	8,836	10,948	9,616
Other loans:
Commercial and industrial	410	705	1,003	2,476	3,019
Consumer	22	27	42	60	120
Total nonaccrual other loans	432	732	1,045	2,536	3,139
Total nonperforming loans	4,964	7,841	9,881	13,484	12,755
Foreclosed real estate, net	—	—	—	—	155
Total nonperforming assets (1)	$4,964	$7,841	$9,881	$13,484	$12,910
Nonperforming loans to total loans	0.27%	0.41%	0.56%	0.79%	0.78%
Nonperforming assets to total assets	0.20	0.33	0.45	0.64	0.63

(1) Troubled debt restructurings on accrual status not included above totaled $4.1 million, $9.8 million, $1.5 million, $2.4 million and $1.8 million at December 31, 2021, 2020, 2019, 2018 and 2017, respectively.

Allowance for Loan Losses.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. On a quarterly basis, management prepares an estimate of the allowance necessary to cover estimated probable credit losses. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. The Company has deferred the adoption of the Current Expected Credit Loss allowance methodology, as permitted by its classification as a Smaller Reporting Company by the Securities and Exchange Commission.

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

The general allowance is calculated by applying loss factors to outstanding loans by loan type, excluding loans determined to be impaired. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. During the year ended December 31, 2020, the Company significantly increased the general allowance as a result of the COVID-19 pandemic. For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

The allowance for loan losses is established through a provision for loan losses, which is a direct charge to earnings. Loan losses are charged against the allowance when management believes that the collectability of the loan principal is unlikely. Recoveries on loans previously charged-off are credited to the allowance for loan losses.

In making its assessment on the adequacy of the allowance for loan losses, management considers several quantitative and qualitative factors that could have an effect on the credit quality of the portfolio. Management closely monitors the credit quality of individual delinquent and nonperforming relationships, the levels of impaired and adversely classified loans, net charge-offs, the growth and composition of the loan portfolio, expansion in geographic market area, and any material changes in underwriting criteria, and the strength of the local and national economy, among other factors.

The level of delinquent and nonperforming assets is largely a function of economic conditions and the overall banking environment and the individual business circumstances of borrowers. Despite prudent loan underwriting, adverse changes within the Company’s market area, or deterioration in local, regional or national economic conditions, could negatively impact management's estimate of probable credit losses.

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.06% at December 31, 2021 compared to 1.10% at December 31, 2020. The allowance for loan losses to total loans ratio, excluding PPP loans, was 1.08% and 1.20%, at December 31, 2021 and 2020, respectively.

Based on the foregoing, as well as management's judgment as to the existing credit risks inherent in the loan portfolio, management believes that the Company's allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2021.

The following table presents the activity in our allowance for loan losses and other ratios at or for the dates indicated.

	At or for Years Ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Balance at beginning of year	$21,157	$14,102	$12,053	$10,831	$10,068

Charge-offs:
Residential one-to-four family	(37)	(124)	(283)	(608)	(124)
Commercial real estate	(103)	(107)	(669)	(35)	(292)
Home equity	(7)	(53)	(37)	(37)	(24)
Commercial and industrial	(370)	(543)	(514)	(299)	(289)
Consumer	(128)	(136)	(197)	(171)	(319)
Total charge-offs	(645)	(963)	(1,700)	(1,150)	(1,048)

Recoveries:
Residential one-to-four family	101	65	65	25	122
Commercial real estate	7	58	873	369	142
Home equity	16	24	1	2	42
Commercial and industrial	27	51	74	20	81
Consumer	49	45	61	56	64
Total recoveries	200	243	1,074	472	451

Net (charge-offs) recoveries	(445)	(720)	(626)	(678)	(597)

(Credit) provision for loan losses	(925)	7,775	2,675	1,900	1,360

Balance at end of year	$19,787	$21,157	$14,102	$12,053	$10,831

Total loans receivable (1)	$1,862,979	$1,926,846	$1,771,770	$1,692,456	$1,625,947

Average loans outstanding	$1,887,926	$1,922,607	$1,721,884	$1,666,266	$1,597,599

Allowance for loan losses as a percent of total loans receivable	1.06%	1.10%	0.79%	0.71%	0.67%

Allowance for loan losses as a percent of total loans receivable, excluding PPP loans	1.08%	1.20%	0.79%	0.71%	0.67%

Net loans charged-off as a percent of average loans outstanding	0.02	0.04	0.04	0.04	0.04

(1)	Does not include premiums, deferred costs and fees, or the allowance for loan losses.

A summary of the components of the allowance for loan losses is as follows:

	December 31, 2021			December 31, 2020			December 31, 2019
	Specific	General	Total	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$12,970	$12,970	$—	$13,020	$13,020	$—	$6,807	$6,807
Residential real estate:
Residential one-to-four family	—	3,358	3,358	—	3,618	3,618	—	3,346	3,346
Home equity	—	606	606	—	622	622	—	574	574
Commercial and industrial	—	2,643	2,643	—	3,630	3,630	—	3,183	3,183
Consumer	—	197	197	—	241	241	—	203	203
Unallocated	—	13	13	—	26	26	—	(11)	(11)
Total	$—	$19,787	$19,787	$—	$21,157	$21,157	$—	$14,102	$14,102

	December 31, 2018			December 31, 2017
	Specific	General	Total	Specific	General	Total
	(In thousands)
Commercial real estate	$—	$5,260	$5,260	$—	$4,712	$4,712
Residential real estate:
Residential one-to-four family	—	3,044	3,044	—	2,839	2,839
Home equity	—	512	512	—	472	472
Commercial and industrial	—	3,114	3,114	—	2,733	2,733
Consumer	—	135	135	—	71	71
Unallocated	—	(12)	(12)	—	4	4
Total	$—	$12,053	$12,053	$—	$10,831	$10,831

For the years ended December 31, 2021 and December 31, 2020, the Company recorded a credit for loan losses of $925,000, compared to a provision for loan losses of $7.8 million to the allowance for loan losses based on our evaluation of the items discussed above. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2021.

Allocation of Allowance for Loan Losses.

The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans, excluding PPP loans.

	December 31, 2021			December 31, 2020			December 31, 2019
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$12,970	$979,969	53.3%	$13,020	$833,949	47.4%	$6,807	$816,886	46.1%
Real estate mortgage:
Residential one-to-four family	3,358	552,332	30.1	3,618	604,719	34.4	3,346	597,727	33.7
Home equity	606	99,759	5.4	622	103,905	5.9	574	102,517	5.8
Commercial and industrial loans	2,643	201,340	11.0	3,630	211,823	12.0	3,183	248,893	14.0
Consumer loans	197	4,250	0.2	241	5,192	0.3	203	5,747	0.4
Unallocated	13	—	—	26	—	—	(11)	—	—
Total allowances for loan losses	$19,787	$1,837,650	100.0%	$21,157	$1,759,588	100.0%	$14,102	$1,771,770	100.0%

	December 31, 2018			December 31, 2017
	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)
Commercial real estate	$5,260	$768,881	45.4%	$4,712	$732,616	45.1%
Real estate mortgage:
Residential one-to-four family	3,044	577,641	34.1	2,839	557,752	34.3
Home equity	512	97,238	5.8	472	92,599	5.7
Commercial and industrial loans	3,114	243,493	14.4	2,733	238,502	14.7
Consumer loans	135	5,203	0.3	71	4,478	0..3
Unallocated	(12)	—	—	4	—	—
Total allowances for loan losses	$12,053	$1,692,456	100.0%	$10,831	$1,625,947	100.0%

Loans Acquired with Deteriorated Credit Quality.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment. At December 31, 2021 and 2020, the Company had $6.9 million and $8.5 million in purchased credit- impaired loans.

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

The Company's investment portfolio activities are an integral part of the overall asset liability management program of the Company. The investment function provides readily available funds to support loan growth, as well as to meet withdrawals and maturities of deposits, and attempts to provide maximum return consistent with liquidity constraints and general prudence, including diversification and safety of investments.

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

As of the balance sheet dates reflected in this annual report, held-to-maturity securities are carried at amortized cost and available-for-sale securities are carried at fair value. On a quarterly basis, we review debt securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary (“OTTI”). In estimating OTTI losses for debt securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit-related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes. Prior to January 1, 2018, marketable equity securities were evaluated for OTTI based upon the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value were reflected in earnings as realized losses. Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

Management reports investment transactions, portfolio allocation, effective duration, market value at risk and projected cash flows to the Board on a periodic basis. The Board also approves the Company’s ongoing investment strategy.

Restricted Equity Securities.

At December 31, 2021 and 2020, the Company held $2.2 million and $4.7 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At both December 31, 2021 and 2020, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2021.

The following table sets forth the composition of our securities portfolio at the dates indicated.

	At December 31,
	2021		2020		2019
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(In thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$14,226	$14,871	$14,775	$20,150	$20,014
State and municipal bonds	405	406	405	406	2,718	2,813
Corporate bonds	3,026	3,112	3,039	3,075	7,800	7,866
Total debt securities	18,333	17,744	18,315	18,256	30,668	30,693

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	167,509	161,290	162,729	186,236	186,001
U.S. government guaranteed mortgage-backed securities	9,693	9,099	20,973	20,895	11,197	11,014
Total mortgage-backed securities	180,704	176,608	182,263	183,624	197,433	197,015

Total available-for-sale securities	199,037	194,352	200,578	201,880	228,101	227,708

Held-to-maturity:
Debt securities:
U.S. Treasury securities	9,979	9,973	—	—	—	—
Total debt securities	9,979	9,973	—	—	—	—

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	209,775	—	—	—	—
Total mortgage-backed securities	212,293	209,775	—	—	—	—

Total held-to-maturity	222,272	219,748	—	—	—	—

Total	$421,309	$414,100	$200,578	$201,880	$228,101	$227,708

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2021 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur. Weighted average yield is calculated using the amortized cost and yield to maturity of securities divided by the total amortized cost of the segment, and does not adjust for tax-equivalent basis for any tax-exempt obligations.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$—	—%	$—	—%	$9,902	1.23%	$5,000	1.30%	$14,902	$14,226	1.25%
State and municipal bonds	—	—	405	3.00	—	—	—	—	405	406	3.00
Corporate bonds	—	—	3,026	3.33	—	—	—	—	3,026	3,112	3.33
Total debt securities	—	—	3,431	3.29	9,902	1.23	5,000	1.30	18,333	17,744	1.63

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	1,965	1.98	169,045	1.72	171,011	167,509	1.72
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	9,693	1.49	9,693	9,099	1.49
Total mortgage-backed securities	—	—	—	—	1,965	1.98	178,738	1.70	180,704	176,608	1.71

Total available-for-sale	$—	—%	$3,431	3.29%	$11,867	1.35%	$183,738	1.69%	$199,037	$194,352	1.70%

Held-to-maturity:
Debt securities:
U.S. Treasury securities	$—	—%	$9,979	1.09%	$—	—%	$—	—%	$9,979	$9,973	1.09%
Total debt securities	—	—	9,979	1.09	—	—	—	—	9,979	9,973	1.09

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	—	—	212,293	1.91	212,293	209,775	1.91
Total mortgage-backed securities	—	—	—	—	—	—	212,293	1.91	212,293	209,775	1.91

Total held-to-maturity	$—	—%	$9,979	1.09%	$—	—%	$212,293	1.91%	$222,272	$219,748	1.87%

Deposits.

Deposits have traditionally been the principal source of the Company’s funds. The Company offers commercial checking, small business, nonprofit and municipal checking, money market and sweep accounts, as well as certificates of deposit and specialty products including escrow management accounts, Interest on Lawyers Trust Accounts, and Interest on Real Estate Brokers Trust Accounts. A broad selection of competitive retail deposit products are also offered, including interest-bearing and noninterest-bearing checking, money market and savings accounts, as well as certificates of deposit and individual retirement accounts, with terms on time deposits ranging from three months to sixty months. As a member of the FDIC, the Bank's depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, and the Bank’s liquidity needs, volatility of existing deposits, asset/liability position and overall objectives regarding the growth and retention of relationships. We may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of our asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. At December 31, 2020, brokered deposits were included within time deposits and totaled $55.3 million. There were no brokered deposits on the balance sheet at December 31, 2021.

Core deposits (defined as regular accounts, money market accounts, interest-bearing and noninterest-bearing demand accounts) represented 82.1% of total deposits on December 31, 2021 and 71.0% on December 31, 2020. At December 31, 2021 and December 31, 2020, time deposits with remaining terms to maturity of less than one year amounted to $363.0 million and $503.2 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2021, 2020 and 2019.

Cash Management Services.

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the distribution of our deposit accounts, by account type, at the dates indicated.

	At December 31,
	2021			2020			2019
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$641,284	28.4%	—%	$541,759	26.5%	—%	$393,303	23.4%	—%
Interest-bearing checking accounts	145,739	6.5	0.31	94,936	4.7	0.45	70,182	4.2	0.49
Regular savings accounts	217,564	9.6	0.07	175,595	8.6	0.09	130,158	7.7	0.11
Money market accounts	850,330	37.7	0.24	640,790	31.4	0.40	435,396	26.0	0.66
Total core deposit accounts	1,854,918	82.2	0.14	1,453,080	71.1	0.21	1,029,039	61.2	0.33

Time deposits:
Due within the year	363,290	16.1	0.34	503,187	24.6	0.75	548,559	32.6	2.17
Over 1 year through 3 years	32,411	1.4	0.85	81,847	4.0	0.86	91,776	5.5	1.94
Over 3 years	6,279	0.3	0.31	5,302	0.3	0.84	12,296	0.7	1.98
Total time deposit accounts	401,980	17.8	0.38	590,336	28.9	0.77	652,631	38.8	2.13
Total	$2,256,898	100.0%	0.18%	$2,043,416	100.0%	0.37%	$1,681,670	100.0%	1.03%

The following table sets forth the uninsured portion of our core deposit accounts, by account type, at the dates indicated.

	At December 31,
	2021	2020	2019
	(Dollars in thousands)
Core deposit accounts:(1)
Demand deposits	$194,735	$150,588	$96,284
Interest-bearing checking accounts	104,985	61,334	45,326
Regular savings accounts	76,753	65,971	3,102
Money market accounts	309,739	205,471	156,747
Total core deposit accounts	$686,212	$483,364	$301,459

The following table sets forth the uninsured portion of our time deposits, by remaining maturity.

At December 31, 2021
(Dollars in thousands)
Time deposit accounts:(1)
3 months or less	$42
Over 3 months through 6 months	2,100
Over 6 months through 12 months	22
Over 12 months	30,643
Total time deposit accounts	$32,807

_______________

(1)	Uninsured deposits for the periods indicated have been estimated using the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows:

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$19,243	0.43%	$54,472	0.71%
Over 3 months through 6 months	23,304	0.43	62,404	0.50
Over 6 months through 12 months	18,353	0.46	47,682	0.58
Over 12 months	4,960	0.90	14,801	1.09
Total:	$65,860	0.47%	$179,359	0.63%

Time Deposit Balances by Rates.

A summary of time deposits by maturity is as follows:

	At December 31, 2021
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total

0.10% and under	$70,587	$6,307	$5,191	$4,457	$86,542	21.5%
0.11% to 0.20%	19,730	3,800	66	66	23,662	5.9
0.21% to 0.30%	83,129	3,876	169	186	87,360	21.7
0.31% to 0.40%	159,916	—	—	—	159,916	39.8
0.41% and over	29,928	10,517	2,485	1,570	44,500	11.1
Total	$363,290	$24,500	$7,911	$6,279	$401,980	100.0%

Other Sources of Funds.

As discussed above, deposit gathering has been the Company's principal source of funds. Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowings.

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2021, the Bank had $480.5 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2021 and December 31, 2020, respectively.

The Company has an available line of credit of $6.6 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. At December 31, 2021 and December 31, 2020, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has $65.0 million in available lines of credit with correspondent banks at interest rates determined and reset on a daily basis. At December 31, 2021 and December 31, 2020, we had no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At December 31, 2021, we had $2.7 million in long-term debt with the FHLB, compared to $57.9 million in long-term debt with the FHLB at December 31, 2020.

Financial Services.

Westfield Bank also provides access to insurance and investment products through Westfield Investment Services through a partnership with LPL Financial (“LPL”), a third-party registered broker-dealer. Westfield Investment Services representatives provide a broad range of wealth management, investment, insurance, financial planning and strategic asset management services, helping clients meet all of their financial needs.

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

Overview.

Western New England Bancorp is a separate and distinct legal entity from the Bank. The Company is a Massachusetts-chartered stock holding company and a registered savings and loan holding company under the Home Owners’ Loan Act (the “HOLA”), as amended, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries. Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

Westfield Bank is organized as a federal savings association under the HOLA. The Bank is subject to the supervision of, and to regular examination by, the OCC as its chartering authority and primary federal regulator. To a limited extent, the Bank is also subject to the supervision and regulation of the FDIC as its deposit insurer. Financial products and services offered by Western New England Bancorp and the Bank are subject to federal consumer protection laws and implementing regulations promulgated by the Consumer Financial Protection Bureau (the “CFPB”). Western New England Bancorp and the Bank are also subject to oversight by state attorneys general for compliance with state consumer protection laws. The Bank's deposits are insured by the FDIC up to the applicable deposit insurance limits in accordance with FDIC laws and regulations. The Bank is a member of the FHLB, and is subject to the rules and requirements of the FHLB. The subsidiaries of Western New England Bancorp and the Bank are subject to federal and state laws and regulations, including regulations of the FRB and the OCC, respectively.

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

The Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. In November 2017, the FRB finalized a rule pausing the phase-in of these deductions and adjustments for non-advanced approaches institutions. In July 2019, the OCC, FRB and FDIC adopted a final rule intended to simply the Capital Rules described above for non-advanced approaches institutions. Institutions were required to implement the provisions of the simplification rule by April 1, 2020. The transition provisions to the Capital Rules issued by these agencies in November 2017 ceased to apply to an institution in the quarter in which it adopted the simplification rule.

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

The Bank is subject to the Capital Rules as well. The Company and the Bank are each in compliance with the targeted capital ratios under the Capital Rules at December 31, 2021.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that is intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA (as defined below) purposes. The Company and the Bank evaluated the simplified Capital Rules to determine our adoption status for the applicable filings periods beginning in 2020 and decided not to opt in to the community bank leverage ratio framework.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2021, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2021, we were in compliance with these limitations on loans to one borrower.

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

If a concentration is present, management must employ heightened risk management practices that address the following key elements: board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. On December 18, 2015, the federal banking agencies jointly issued a "Statement on Prudent Risk Management for Commercial Real Estate Lending" reminding banks of the need to engage in risk management practices for commercial real estate lending.

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

The Community Reinvestment Act.

The Community Reinvestment Act of 1977 (the “CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their entire assessment area, including low and moderate income neighborhoods, consistent with the safe and sound operations of such banks. The CRA requires the OCC to evaluate the record of each financial institution in meeting such credit needs. The CRA evaluation is also considered by the bank regulatory agencies in evaluating approvals for mergers, acquisitions, and applications to open, relocate or close a branch or facility. Failure to adequately meet the criteria within CRA guidelines could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the ability to request the Bank’s CRA Performance Evaluation and other various related documents. The Bank received a rating of "Outstanding" on its most recent Community Reinvestment Act examination.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2021. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

Reserve Requirements.

FRB regulations authorize the Federal Reserve Board to require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash. If vault cash does not fully satisfy the required reserves, they may be satisfied in the form of a balance maintained with the Federal Reserve Bank of Boston. Currently, there is no reserve requirement because the Federal Reserve Board reduced the reserve requirement to zero percent.

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

Preventing Suspicious Activity.

Under Title III of the USA PATRIOT Act (“Patriot Act”), all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. The Bank must also comply with the Customer Due Diligence Rule, which clarifies and strengthens the existing obligations for identifying new and existing customers and explicitly include risk-based procedures for conducting ongoing customer due diligence. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Western New England Bancorp and the Bank have in place a Bank Secrecy Act and Patriot Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

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

Home Mortgage Disclosure Act ("HMDA").

On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regards to the collection, reporting and disclosure of certain residential mortgage transactions under the Home Mortgage Disclosure Act (the "HMDA Rules"). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the CFPB to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures.

UDAP and UDAAP.

Banking regulatory agencies have increasingly used a general consumer protection statute to address "unethical" or otherwise "bad" business practices that may not necessarily fall directly under the purview of a specific banking or consumer finance law. The law of choice for enforcement against such business practices has been Section 5 of the Federal Trade Commission Act, referred to as the FTC Act, which is the primary federal law that prohibits unfair or deceptive acts or practices, referred to as UDAP, and unfair methods of competition in or affecting commerce. "Unjustified consumer injury" is the principal focus of the FTC Act. Prior to the Dodd-Frank Act, there was little formal guidance to provide insight to the parameters for compliance with UDAP laws and regulations. However, UDAP laws and regulations have been expanded under the Dodd-Frank Act to apply to "unfair, deceptive or abusive acts or practices," referred to as UDAAP, which have been delegated to the CFPB for rule-making. The federal banking agencies have the authority to enforce such rules and regulations.

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

An investment in the Company’s common stock is subject to a variety of risks and uncertainties including, without limitation, those set forth below, any of which could cause the Company's actual results to vary materially from recent results, or from the other forward looking statements that the Company may make from time to time in news releases, annual reports and other written or oral communications. The material risks and uncertainties that management believes may affect the Company are described below. These risks and uncertainties are not listed in any particular order of priority and are not necessarily the only ones facing the Company. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the Company’s business, financial condition and results of operations.

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

Risks Related to our Business and Industry

The COVID-19 pandemic is adversely impacting us and our customers, counterparties, employees and third-party service providers. Further, the COVID-19 pandemic has severely disrupted the U.S. economy and may continue disrupting banking and other financial activity in the areas in which we operate and the adverse impacts on our business, financial position, results of operations and prospects could continue to be significant. Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions. The ongoing COVID-19 global public health crisis and the resulting “stay-at-home” orders have resulted in widespread volatility, severe disruptions in the U.S. economy at large, and for small businesses in particular, deterioration in household, business, economic and market conditions. The extent of the continued impact of the COVID-19 pandemic and actions taken in response to the pandemic on our capital, liquidity and other financial positions and on our business, results of operations and prospects will depend on a number of evolving factors, including:

•	The duration, extent, and severity of the pandemic, including the emergence of new variants. COVID-19 does not yet appear to be contained and could affect significantly more households and businesses. The duration and severity of the pandemic continue to be impossible to predict.

•	The effects on our customers, counterparties, employees and third-party service providers. COVID-19 and its associated consequences and uncertainties may affect individuals, households, and businesses differently and unevenly. In the near-term if not longer, however, our credit, operational and other risks are generally expected to increase.

•	The effects on economies and markets. Whether the actions of governmental and nongovernmental authorities will be successful in mitigating the adverse effects of COVID-19 is unclear. National, regional and local economies and markets could suffer disruptions that are lasting. In addition, governmental actions are meaningfully influencing the interest-rate environment, which could adversely affect our results of operations and financial condition.

•	The efficacy and availability of widespread vaccinations.

Additionally, if the ongoing COVID-19 pandemic has an adverse effect on (i) customer deposits, (ii) the ability of our borrowers to satisfy their obligations to us, (iii) the demand for our loans or our other products and services, (iv) other aspects of our business operations, or (v) on financial markets, real estate markets, or economic growth, this could, depending on the extent of the decline in customer deposits or loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected. Our business and operations have not been materially impacted by COVID-19 as of December 31, 2021. However, the ongoing pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings.

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

Any downturn in the real estate market or local economy could adversely affect the value of the properties securing the loans or revenues from the borrowers’ businesses thereby increasing the risk of nonperforming loans.

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

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans. The twelve months ended 2020 was impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become nonperforming, it may not be able to identify deteriorating loans before they become nonperforming assets, or be able to limit losses on those loans that have been identified to be nonperforming. The FASB has announced changes to accounting standards that will impact the way banking organizations estimate their allowance for loan losses beginning in January 2020, with the implementation of these changes becoming effective for the Company in fiscal years beginning after December 15, 2022. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

Increases in the Company's Nonperforming Assets Could Adversely Affect the Company's Results of Operations and Financial Condition in the Future. Nonperforming assets adversely affect net income in various ways. While the Company pays interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase the Company's risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company's FDIC risk based deposit insurance premium rate. The resolution of nonperforming assets requires significant time commitments from management and staff. The Company may experience further increases in nonperforming loans in the future, and nonperforming assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Use of Appraisals in Deciding Whether to Make a Loan Does Not Ensure the Value of the Collateral. In considering whether to make a loan secured by real property or other business assets, the Company generally requires an internal evaluation or independent appraisal of the asset. However, these assessment methods are only an estimate of the value of the collateral at the time the assessment is made, and involve a large degree of estimates and assumptions and an error in fact or judgment could adversely affect the reliability of the valuation. Changes in those estimates resulting from continuing change in the economic environment and events occurring after the initial assessment may cause the value of the assets to decrease in future periods. As future events and their effects cannot be determined with precision, actual values could differ significantly from these estimates. As a result of any of these factors, the value of collateral backing a loan may be less than estimated at the time of assessment, and if a default occurs the Company may not recover the outstanding balance of the loan.

The Company is Subject to Environmental Risks Associated with Real Estate Held as Collateral or Occupied. When a borrower defaults on a loan secured by real property, the Company may purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. The Company may also take over the management of commercial properties whose owners have defaulted on loans. The Company also occupies owned and leased premises where branches and other bank facilities are located. While the Company's lending, foreclosure and facilities policies and guidelines are intended to exclude properties with an unreasonable risk of contamination, hazardous substances could exist on some of the properties that the Company may own, acquire, manage or occupy. Environmental laws could force the Company to clean up the properties at the Company's expense. The Company may also be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The cost associated with investigation or remediation activities could be substantial and could increase the Company’s operating expenses. It may cost much more to clean a property than the property is worth and it may be difficult or impossible to sell contaminated properties. The Company could also be liable for pollution generated by a borrower’s operations if the Company takes a role in managing those operations after a default. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.

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

The Company Relies on Third-Party Service Providers. The Company relies on independent firms to provide critical services necessary to conducting its business. These services include, but are not limited to: electronic funds delivery networks; check clearing houses; electronic banking services; investment advisory, management and custodial services; correspondent banking services; information security assessments and technology support services; and loan underwriting and review services. The occurrence of any failures or interruptions of the independent firms’ systems or in their delivery of services, or failure to perform in accordance with contracted service level agreements, for any number of reasons could also impact the Company's ability to conduct business and process transactions and result in loss of customer business and damage to the Company's reputation, any of which may have a material adverse effect on the Company’s business, financial condition and results of operation.

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

Risks Related to Legal, Governmental and Regulatory Changes

If Dividends Are Not Paid on Our Investment in the FHLB, or if Our Investment is Classified as Other-Than-Temporarily Impaired, Our Earnings and/or Shareholders’ Equity Could Decrease. As a member of the FHLB, the Company is required to own a minimum required amount of FHLB capital stock, calculated periodically based primarily on its level of borrowings from the FHLB. This stock is classified as a restricted investment and carried at cost, which management believes approximates fair value of the FHLB stock. If negative events or deterioration in the FHLB financial condition or capital levels occurs, the Company's investment in FHLB capital stock may become other-than-temporarily impaired to some degree. There can be no assurance that FHLB stock dividends will be declared in the future. If either of these were to occur, the Company’s results of operations and financial condition may be adversely affected.

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

Replacement of the London Interbank Offered Rate (“ LIBOR”) Could Adversely Affect Our Business, Financial Condition, and Results of Operations. LIBOR is expected to be phased out beginning after December 31, 2021 when private-sector banks are no longer required to report the information used to set the rate. Without this data, LIBOR may no longer be published, or the lack of quality and quantity of data may cause the rate to no longer be representative of the market. On March 5, 2021, the U.K. Financial Conduct Authority (“FCA”) published a statement confirming that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month US dollar settings, and (ii) immediately after June 30, 2023, in the case of all remaining US dollar settings. The International Swaps and Derivative Association (“ISDA”) or Alternative Reference Rates Committee (“ARRC”) fallback spread adjustments were fixed as of the FCA announcement date and are expected to be implemented at the point each relevant reference rate ceases or becomes non-representative. The ARRC formed by the FRB has proposed a paced market transition plan to the Secured Overnight Financing Rate (SOFR) from LIBOR and organizations are continuing to work on industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. The Company is monitoring this activity and evaluating the related risks. This includes identifying outstanding LIBOR-based loans without ARRC recommended fallback language, internal training and education, and working with our core provider to ensure proper integration once an alternative reference is implemented. Management is monitoring ARRC publications for best practices as the Company transitions legacy LIBOR loans by the June 30, 2023 deadline.

We have a significant number of loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity. The Company’s external wholesale funding sources include borrowing capacity at the FHLB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company’s stock or issuance of debt. If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company's operations and growth. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

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

The Company’s Capital Levels Could Fall Below Regulatory Minimums. The Company and the Bank are subject to the capital adequacy guidelines of the FRB and the OCC, respectively. Failure to meet applicable minimum capital ratio requirements (including the capital conservation "buffer" imposed by Basel III) may subject the Company and/or the Bank to various enforcement actions and restrictions. If the Company’s capital levels decline, or if regulatory requirements increase, and the Company is unable to raise additional capital to offset that decline or meet the increased requirements, then its capital ratios may fall below regulatory capital adequacy levels. The Company’s capital ratios could decline due to it experiencing rapid asset growth, or due to other factors, such as, by way of example only, possible future net operating losses, impairment charges against tangible or intangible assets, or adjustments to retained earnings due to changes in accounting rules.

The Company's failure to remain "adequately-capitalized" for bank regulatory purposes could affect customer confidence, restrict the Company's ability to grow (both assets and branching activity), increase the Company's costs of funds and FDIC insurance costs, prohibit the Company's ability to pay dividends on common shares, and its ability to make acquisitions, and have a negative impact on the Company's business, results of operation and financial conditions, generally. If the Bank ceases to be a "well-capitalized" institution for bank regulatory purposes, its ability to accept brokered deposits and the interest rates that it pays may be restricted.

Changes in Accounting Standards Could Materially Impact the Company's Financial Condition and Results of Operations. From time to time, the FASB changes the accounting and reporting standards that govern the recording of financial transactions and preparation of financial statements. Future changes may be difficult to implement and may materially impact how the Company records and reports its financial transactions, financial condition, and results of operations and could impact the Company's business activities and strategy.

Changes in Tax Policies at Both the Federal and State Levels Could Impact the Company's Financial Condition and Results of Operations. The Company’s financial performance is impacted by federal and state tax laws. Enactment of new legislation, or changes in the interpretation of existing law, may have a material effect on the Company’s financial condition and results of operations. A deferred tax asset is created by the tax effect of the differences between an asset’s book value and its tax basis. The deferred tax asset is measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. Accordingly, a reduction in enacted tax rates may result in a decrease in current tax expense and a decrease to the Company’s deferred tax asset, with an offsetting charge to current tax expense. The alternative would occur with an increase to enacted tax rates. In addition, certain tax strategies taken in the past derive their tax benefit from the current enacted tax rates. Accordingly, a change in enacted tax rates may result in a decrease/increase to anticipated benefit of the Company’s previous transactions which in turn, could have a material effect on the Company's financial condition and results of operations.

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

General Risk Factors

The Possibility of the Economy’s Return to Recessionary Conditions and the Possibility of Further Turmoil or Volatility in the Financial Markets Would Likely Have an Adverse Effect on the Company’s Business, Financial Position and Results of Operations. The Company continues to face risks resulting from the aftermath of the severe recession generally and the moderate pace of the current recovery. A slowing or failure of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on the Company and on others in the financial services industry. In particular, the Company may face the following risks in connection with the economic or market environment:

•	The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt or equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	The Company faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.

•	Market developments may affect customer confidence levels and may cause increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.

•	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
•	Competition in banking and financial services industry could intensify as a result of the consolidation of financial services companies in connection with current market conditions.

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

Natural Disasters, Acts of Terrorism, Public Health Issues and Other External Events Could Harm Our Business. Natural disasters can disrupt our operations, result in damage to our properties, reduce or destroy the value of the collateral for our loans and negatively affect the economies in which we operate, which could have a material adverse effect on our results of operations and financial condition. The emergence of widespread health emergencies or pandemics, such as the spread of COVID-19, has and may again lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disruptions to power and communication services, impacting the stability of our facilities and result in additional expenses, impairing the ability of our borrowers to repay outstanding loans or reducing the value of collateral securing the repayment of our loans, which could result in the loss of revenue and/or cause us to incur additional expenses. A significant natural disaster, such as a tornado, hurricane, earthquake, fire or flood, could have a material adverse impact on our ability to conduct business, and our insurance coverage may be insufficient to compensate for losses that may occur. Acts of terrorism, war, civil unrest, violence or human error could cause disruptions to our business or the economy as a whole. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Damage to the Company’s Reputation Could Affect the Company’s Profitability and Shareholders' Value. The Company is dependent on its reputation within its market area, as a trusted and responsible financial company, for all aspects of its business with customers, employees, vendors, third-party service providers, and others, with whom the Company conducts business or potential future business. Any negative publicity or public complaints, whether real or perceived, disseminated by word of mouth, by the general media, by electronic or social networking means, or by other methods, regarding, among other things, the Company’s current or potential business practices or activities, cyber-security issues, regulatory compliance, an inability to meet obligations, employees, management or directors’ ethical standards or actions, or about the banking industry in general, could harm the Company’s reputation. Any damage to the Company’s reputation could affect its ability to retain and develop the business relationships necessary to conduct business which in turn could negatively impact the Company’s profitability and shareholders’ value.

The Company is Exposed to Legal Claims and Litigation. The Company is subject to legal challenges under a variety of circumstances in the course of its normal business practices in regards to laws and regulations, duties, customer expectations of service levels, in addition to potentially illegal activity (at a federal or state level) conducted by any of our customers, use of technology and patents, operational practices and those of contracted third-party service providers and vendors, and stockholder matters, among others. Regardless of the scope or the merits of any claims by potential or actual litigants, the Company may have to engage in litigation that could be expensive, time-consuming, disruptive to the Company's operations, and distracting to management. Whether claims or legal action are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, damage the Company’s reputation, subject the Company to additional regulatory scrutiny and restrictions, and/or adversely affect the market perception of our products and services, as well as impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company's business, which in turn, could have a material adverse effect on the Company's financial condition and results of operations.

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

The Company’s stock price may fluctuate as a result of a variety of factors, many of which are beyond its control. These factors include the Company’s:

•	past and future dividend practice;

•	financial condition, performance, creditworthiness and prospects;

•	quarterly variations in the Company’s operating results or the quality of the Company’s assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to the Company’s future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Company or its competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to the Company’s;

•	future sales of the Company’s equity or equity-related securities;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and

•	instability in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, budget deficits or sovereign debt level concerns and other geopolitical, regulatory or judicial events.

In addition, the banking industry may be more affected than other industries by certain economic, credit, regulatory or information security issues. Although the Company itself may or may not be directly impacted by such issues, the Company’s stock price may vary due to the influence, both real and perceived, of these issues, among others, on the banking industry in general. Investment in the Company's stock is not insured against loss by the FDIC, or any other public or private entity. As a result, and for the other reasons described in this "Risk Factors" section and elsewhere in this report, if you acquire our common stock, you may lose some or all of your investment.

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

The Company's Financial Condition and Results of Operation Rely in Part on Management Estimates and Assumptions. In preparing the financial statements in conformity with GAAP, management is required to exercise judgment in determining many of the methodologies, estimates and assumptions to be utilized. These estimates and assumptions affect the reported values of assets and liabilities at the balance sheet date and income and expenses for the years then ended. Changes in those estimates resulting from continuing change in the economic environment and other factors will be reflected in the financial statements and results of operations in future periods. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates and be adversely affected should the assumptions and estimates used be incorrect, or change over time due to changes in circumstances.

business, financial condition, results of operations and the market price of the Company’s common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

The Company currently conducts business through our twenty-five banking offices, seventeen off-site ATMs and five seasonal/traveling ATMs. The following table sets forth certain information regarding our properties as of December 31, 2021. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $26.2 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2023

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2024

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2022

1500 Main Street Springfield, MA	Leased	2006	2023

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

Location	Ownership	Year Opened	Year of Lease or License Expiration
560 East Main Street Westfield, MA	Owned	2007	N/A

237 South Westfield Street Feeding Hills, MA	Leased	2009	2023

12 East Granby Road Granby, CT	Owned	2021	N/A

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street Springfield, MA	Owned	2008	NA

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2032

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street (1) South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs:
516 Carew Street Springfield, MA	Tenant at will	2002	NA

1000 State Street Springfield, MA	Tenant at will	2003	NA

788 Memorial Avenue West Springfield, MA	Leased	2006	2025

2620 Westfield Street West Springfield, MA	Tenant at will	2006	NA

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	NA

98 Lower Westfield Road Holyoke, MA	Leased	2010	2025

Westfield State University 577 Western Avenue Westfield, MA

Ely Hall	Leased	2010	2022

Wilson Hall	Leased	2010	2022

214 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	NA

291 Springfield Street Chicopee, MA	Owned	2015	NA

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2023

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2023

701 Center Street Chicopee, MA	Tenant at will	2015	NA

627 Randall Road Ludlow, MA	Tenant at will	2015	NA

26 Central Street West Springfield, MA	Tenant at will	2021	NA

(1)	This lease is for the land only, the building is owned by Westfield Bank.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2021, there were 22,656,515 shares of the Company’s common stock outstanding by approximately 2,028 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

Dividend Policy.

The Company maintains a dividend reinvestment and direct stock purchase plan (the "DRSPP"). The DRSPP enables stockholders, at their discretion, to continue to elect to reinvest cash dividends paid on their shares of the Company’s common stock by purchasing additional shares of common stock from the Company at a purchase price equal to fair market value. Under the DRSPP, stockholders and new investors also have the opportunity to purchase shares of the Company's common stock without brokerage fees, subject to monthly minimums and maximums.

Although the Company has historically paid quarterly dividends on its common stock, the Company’s ability to pay such dividends depends on a number of factors, including restrictions under federal laws and regulations on the Company’s ability to pay dividends, and as a result, there can be no assurance that dividends will be paid in the future.

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
October 1 - 31, 2021	155,240	8.89	155,240	714,157
November 1 - 30, 2021	—	—	—	714,157
December 1 - 31, 2021	50,720	8.76	36,838	677,319
Total	205,960	8.86	192,078	677,319

(1)	On April 27, 2021, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 2,400,000 shares, or 10%, of its outstanding common stock.

(2)	Repurchase of 13,882 shares related to tax obligations for shares of restricted stock that vested on December 31, 2021 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 3, 2022.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2016 to December 31, 2021, to the total return by an investor who invested $100.00 in the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index

		Period Ending
Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Western New England Bancorp, Inc.	100.00	117.98	110.36	108.12	80.01	104.15
S&P U.S. Banks $1 Billion - $5 Billion	100.00	102.80	85.53	106.62	96.52	130.73
S&P U.S. BMI Banks New England Region Index	100.00	117.18	85.91	102.19	88.51	123.54
NASDAQ Bank Index	100.00	105.46	88.40	109.95	101.70	145.34

ITEM 6.	SELECTED FINANCIAL DATA.

[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

You should read the following financial results for the year ended December 31, 2021 in the context of this strategy.

For the twelve months ended December 31, 2021, net income was $23.7 million, or $1.02 diluted earnings per share, compared to net income of $11.2 million, or $0.45 diluted earnings per share, for the twelve months ended December 31, 2020. The results for the twelve months ended December 31, 2021 showed a decrease in interest expense, a credit for loan losses, and an increase in non-interest income, which were all partially offset by a decrease in interest income and an increase in non-interest expense. The provision for loan losses was a credit of $925,000 for the year ended December 31, 2021, compared to a provision for loan losses of $7.8 million for the year ended December 31, 2020.  The allowance for loan losses was $19.8 million, or 1.06% of total loans, at December 31, 2021 and $21.2 million, or 1.10%, at December 31, 2020. Excluding PPP loans, the allowance for loan losses as a percentage of total loans was 1.08% and 1.20% at December 31, 2021 and 2020, respectively. At December 31, 2021, the allowance for loan losses as a percentage of nonperforming loans was 398.6%, compared to 269.8% at December 31, 2020. The twelve months ended 2020 was impacted by a higher provision for loan losses resulting from the COVID-19 pandemic mandated shutdowns and economic disruption that caused elevated unemployment levels and deterioration in household, business, economic and market conditions.

Net interest income increased $8.7 million, or 13.6%, to $73.2 million for the twelve months ended December 31, 2021, compared to $64.4 million for the twelve months ended December 31, 2020. The increase in net interest income was due to a decrease in interest expense of $11.8 million, or 63.8%, partially offset by a decrease in interest and dividend income of $3.0 million, or 3.7%. For the twelve months ended December 31, 2021, interest and dividend income included $6.8 million in PPP income, compared to $4.8 million during the twelve months ended December 31, 2020. During the twelve months ended December 31, 2020, the Company recorded $976,000 in positive purchase accounting adjustments and $193,000 in interest income and late charges from the full payoff of a $3.5 million credit-marked substandard classified loan, compared to $55,000 in positive purchase accounting adjustments during the twelve months ended December 31, 2021. The Company recorded prepayment penalties of $181,000 and $409,000 during the twelve months ended December 31, 2021 and 2020, respectively. Excluding the items mentioned above, net interest income increased $8.3 million, or 14.3%, from the same period in 2020. The decrease in interest expense of $11.8 million, or 63.8%, was due to a decrease in interest expense on deposits of $8.0 million, or 59.2%, and a decrease in interest expense on borrowings of $3.8 million, or 77.6%.

General.

Our consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of certificates of deposit and money market accounts, demand deposit accounts and savings account deposits and borrowings from the FHLB. The consolidated results of operations also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest income includes service fees and charges, income on bank-owned life insurance, gains on sales of mortgages, gains on non-marketable equity investments and gains (losses) on securities. Non-interest expense includes salaries and employee benefits, occupancy expenses, data processing, advertising expense, FDIC insurance assessment, professional fees and other general and administrative expenses.

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

Paycheck Protection Program.

As a Preferred Lender with the SBA, the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the CARES Act launched by the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of December 31, 2021, the Company received funding approval from the SBA for 2,146 applications totaling $302.2 million.

As of December 31, 2021, the Company processed 1,982 PPP loan forgiveness applications totaling $276.9 million. Total PPP loans decreased $141.9 million, or 84.9%, from $167.3 million at December 31, 2020 to $25.3 million at December 31, 2021.

As PPP loans are forgiven, the Company is accelerating the recognition of PPP loan origination fees that were being amortized over the original lives of the loans. The majority of the PPP loan portfolio has been repaid through forgiveness and earnings were favorably impacted by the additional PPP origination fee income during the year ended December 31, 2021. During the twelve months ended December 31, 2021, the Company recognized $6.8 million in PPP loan origination fee income and PPP interest income (“PPP income”), compared to $4.8 million during the twelve months ended December 31, 2020. As of December 31, 2021, the Company had $781,000 in remaining deferred PPP loan processing fees.

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

As a result of the COVID-19 pandemic, the Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. The loan payment deferrals can be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of December 31, 2021, of the $42.5 million in remaining modifications granted under the CARES Act, eight loans in the amount of $33.5 million, or 78.8%, of the remaining modifications, were granted to the hotel industry, and one loan in the amount of $9.0 million was granted to an assisted living facility. Of the $42.5 million in remaining outstanding modifications, $33.5 million, or 78.8%, have resumed interest only payments.

The table below breaks out the remaining modifications granted under the CARES Act at December 31, 2021:

			CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at December 31, 2021	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate(3)	$980.0	53.3%	$41.9	7	4.3%
Commercial and industrial	201.3	11.0%	0.6	2	0.3%
Residential real estate	652.1	35.5%	—	—	—
Consumer	4.3	0.2%	—	—	—
Total	$1,837.7	100.0%	$42.5	9	2.3%

(1)	Excludes PPP loans of $25.3 million and the related deferred fees.

(2)	Residential includes home equity loans and lines of credit.

(3)	The remaining modifications balance includes $32.9 million, which resumed regular payments in January of 2022.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. Beginning at the end of March 2020, a record number of Americans filed for unemployment benefits. The global pandemic could cause the Company to experience higher credit losses in its lending portfolio, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. As of December 31, 2021, the Company’s delinquency and nonperforming assets have not been materially impacted by the COVID-19 pandemic, and therefore, have not resulted in material credit losses within the lending portfolio.

The COVID-19 pandemic materially impacted the Company’s determination of the allowance for loan losses for the twelve months ended December 31, 2021 and 2020. The Company recorded a credit for loan losses of $925,000 for the twelve months ended December 31, 2021, compared to a provision for loan losses of $7.8 million for the twelve months ended December 31, 2020. In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee. The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Subsequent to acquisition, there have been no indications that there has been any subsequent deterioration to the acquired portfolio. During the three months ended September 30, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio, which increased the provision by $2.5 million during 2020. The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

Critical Accounting Policies.

Our accounting policies are disclosed in Note 1 to our consolidated financial statements. Given our current business strategy and asset/liability structure, the more critical policy is the allowance for loan losses and provision for loan losses. In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on this accounting policy is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of this accounting policy and the related disclosures with the Audit Committee of our Board of Directors.

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

Beginning in March 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19”. The allocation of additional reserves for the COVID-19 qualitative factor during the year was based upon continued analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown (i.e. accommodation and food service, recreation, construction, manufacturing, and wholesale & retail trade) as well as a general allocation for the negative economic outlook given the record number of unemployment benefits claims during the period. In addition, on an ongoing basis, the Company has continually evaluated the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”). The acquired portfolio was initially recorded at fair value without a related allowance for loan losses. Due to the ongoing impacts and extended nature of the pandemic, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the acquired portfolio. Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected. There were no changes to the Company’s allowance for loan losses methodology during the year ended December 31, 2021.

Analysis of Net Interest Income.

The Company’s earnings are largely dependent on its net interest income, which is the difference between interest earned on loans and investments and the cost of funding (primarily deposits and borrowings). Net interest income expressed as a percentage of average interest-earning assets is referred to as net interest margin. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2021, 2020 and 2019. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2021			2020			2019
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost	Balance	Interest(8)	Cost	Balance	Interest(8)	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,887,926	$74,620	3.95%	$1,922,607	$78,284	4.07%	$1,721,884	$75,354	4.38%
Securities(2)	319,778	5,398	1.69	214,312	4,360	2.03	245,417	6,236	2.54
Other investments - at cost	10,242	116	1.13	14,915	587	3.94	16,061	833	5.19
Short-term investments(3)	111,931	139	0.12	45,858	109	0.24	13,459	230	1.71
Total interest-earning assets	2,329,877	80,273	3.45	2,197,692	83,340	3.79	1,996,821	82,653	4.14
Total non-interest-earning assets	147,980			140,725			137,000
Total assets	$2,477,857			$2,338,417			$2,133,821

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$109,648	399	0.36	$86,086	387	0.45	$72,690	377	0.52
Savings accounts	205,394	154	0.07	153,073	136	0.09	126,506	146	0.12
Money market accounts	776,725	2,412	0.31	521,692	2,838	0.54	405,785	2,532	0.62
Time deposits	477,067	2,543	0.53	634,111	10,139	1.60	668,521	14,152	2.12
Total interest-bearing deposits	1,568,834	5,508	0.35	1,394,962	13,500	0.97	1,273,502	17,207	1.35
Short-term borrowings and long-term debt	38,294	1,164	3.04	190,752	4,945	2.59	240,416	6,930	2.88
Interest-bearing liabilities	1,607,128	6,672	0.42	1,585,714	18,445	1.16	1,513,918	24,137	1.59
Non-interest-bearing deposits	608,936			489,602			366,211
Other non-interest-bearing liabilities	39,108			32,251			23,098
Total non-interest-bearing liabilities	648,044			521,853			389,309
Total liabilities	2,255,172			2,107,567			1,903,227
Total equity	222,685			230,850			230,594
Total liabilities and equity	$2,477,857			$2,338,417			$2,133,821
Less: Tax-equivalent adjustment(2)		(424)			(465)			(537)
Net interest and dividend income		$73,177			$64,430			$57,979
Net interest rate spread(4)			3.01%			2.61%			2.52%
Net interest rate spread, on a tax-equivalent basis(5)			3.03%			2.63%			2.55%
Net interest margin(6)			3.14%			2.93%			2.90%
Net interest margin, on a tax-equivalent basis(7)			3.16%			2.95%			2.93%
Ratio of average interest-earning
assets to average interest-bearing liabilities			144.97%			138.59%			131.90%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for 2021, 2020 and 2019. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the twelve months ended December 31, 2021, 2020 and 2019, the loan accretion income and interest expense reduction on time deposits and borrowings increased net interest income $55,000, $976,000 and $18,000, respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the twelve months ended December 31, 2021, 2020 and 2019 was 3.16%, 2.91%, and 2.93% respectively.

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

	Year Ended December 31, 2021 Compared to Year Ended December 31, 2020			Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$(1,428)	$(2,236)	$(3,664)	$8,784	$(5,854)	$2,930
Investment securities (1)	2,136	(1,098)	1,038	(790)	(1,086)	(1,876)
Other investments - at cost	(184)	(287)	(471)	(59)	(187)	(246)
Short-term investments	160	(130)	30	554	(675)	(121)
Total interest-earning assets	684	(3,751)	(3,067)	8,489	(7,802)	687

Interest-bearing liabilities
Interest-bearing checking accounts	106	(94)	12	69	(59)	10
Savings accounts	48	(30)	18	31	(41)	(10)
Money market accounts	1,367	(1,793)	(426)	723	(417)	306
Time deposits	(2,510)	(5,086)	(7,596)	(728)	(3,285)	(4,013)
Short-term borrowing and long-term debt	(3,951)	170	(3,781)	(1,432)	(553)	(1,985)
Total interest-bearing liabilities	(4,940)	(6,833)	(11,773)	(1,337)	(4,355)	(5,692)
Change in net interest and dividend income	$5,624	$3,081	$8,705	$9,826	$(3,447)	$6,379

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2021, 2020 and 2019. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income.

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

	Twelve Months Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
	Interest	Average Yield	Interest	Average Yield	Interest	Average Yield
Loans (no tax adjustment)	$74,200	3.93%	$77,837	4.05%	$74,837	4.35%
Tax-equivalent adjustment (1)	420		447		517
Loans (tax-equivalent basis)	$74,620	3.95%	$78,284	4.07%	$75,354	4.38%

Securities (no tax adjustment)	$5,394	1.69%	$4,342	2.03%	$6,216	2.53%
Tax-equivalent adjustment (1)	4		18		20
Securities (tax-equivalent basis)	$5,398	1.69%	$4,360	2.03%	$6,236	2.54%

Net interest income (no tax adjustment)	$73,177		$64,430		$57,979
Tax-equivalent adjustment (1)	424		465		537
Net interest income (tax-equivalent basis)	$73,601		$64,895		$58,516

Interest rate spread (no tax adjustment)		3.01%		2.61%		2.52%
Net interest margin (no tax adjustment)		3.14%		2.93%		2.90%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2021, 2020 and 2019.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020.

At December 31, 2021, total assets of $2.5 billion increased $172.5 million, or 7.3%, from December 31, 2020. The balance sheet composition and changes since December 31, 2020 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $103.5 million, or 4.1% of total assets, at December 31, 2021 and $87.4 million, or 3.7% of total assets, at December 31, 2020. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company. The increase in cash and cash equivalents at both December 31, 2021 and 2020 is primarily due to an increase in deposits during both periods.

Investments.

At December 31, 2021, the investment portfolio of $428.5 million, or 16.9% of total assets, increased $214.7 million, compared to $213.8 million, or 9.0% of total assets, at December 31, 2020. Held-to-maturity securities, which are recorded at amortized cost, comprised the majority of the portfolio and represented 51.9% of total investments at December 31, 2021. The Company did not hold any held-to-maturity securities in 2020. The Company allocated some of its excess liquidity to the investment portfolio as an alternative to cash and cash equivalents. This shift from overnight investments to held-to-maturity securities assisted the Company with managing the yield on interest-earning assets in the low interest rate environment that we experienced in 2021 while providing ongoing cash flows from payments and pay downs. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal. Available-for-sale securities, which are carried at fair value, totaled $194.4 million, or 45.4% of investments, at December 31, 2021, compared to $201.9 million, or 94.4% of investments, at December 31, 2020. The marketable equity securities portfolio totaled $11.9 million and $12.0 million at December 31, 2021 and 2020.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $2.2 million at both December 31, 2021 and December 31, 2020, respectively.

At December 31, 2021 and 2020, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

Total loans were $1.9 billion as of December 31, 2021, a decrease of $62.7 million, or 3.3%, from December 31, 2020, primarily due to a decrease in PPP loans of $141.9 million, or 84.9%. Excluding PPP loans, total loans increased $79.3 million, or 4.5%, driven by an increase in commercial real estate loans of $146.0 million, or 17.5%, partially offset by a decrease in commercial and industrial loans of $10.5 million, or 4.9%. Residential real estate loans, which include home equity loans, decreased $56.5 million, or 8.0%, as we continue to sell low coupon, fixed rate residential loans to the secondary market in order to diversify our loan mix and reduce our interest rate risk. In accordance with the Company’s asset/liability management strategy, during the twelve months ended December 31, 2021, the Company sold $59.7 million of fixed rate, low coupon residential real estate loans to the secondary market. There were no loans sold during 2020. As of December 31, 2021, the Company serviced $88.2 million in loans sold to the secondary market, compared to $38.1 million at December 31, 2020. Servicing rights will likely continue to be retained on all loans written and sold to the secondary market.

Bank-Owned Life Insurance ("BOLI").

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $72.9 million at both December 31, 2021 and 2020, respectively.

Deposits.

At December 31, 2021, total deposits were $2.3 billion, an increase of $213.5 million, 10.5%, from December 31, 2020, primarily due to an increase in core deposits of $401.8 million, or 27.7%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.4 billion, or 71.0% of total deposits, at December 31, 2020, to $1.8 billion, or 82.1% of total deposits, at December 31, 2021. Non-interest-bearing deposits increased $99.5 million, or 18.4%, to $641.3 million, interest-bearing checking accounts increased $50.8 million, or 53.5%, to $145.7 million, savings accounts increased $41.6 million, or 23.6%, to $217.6 million, and money market accounts increased $209.5 million, or 32.7%, to $850.3 million. The increase in core deposits can be attributed to the government stimulus, lower consumer spending, PPP loan proceeds deposited into borrower checking accounts, as well as the three new branches opened in 2020. We anticipate that some of the deposit growth from PPP will be temporary as customers look to make capital improvements and diversify investments as risk from the COVID-19 pandemic eases over time.

Borrowed Funds.

At December 31, 2021, total borrowings decreased $35.6 million, or 61.5%, from $57.9 million at December 31, 2020, to $22.3 million. FHLB advances decreased $55.2 million, or 95.4%, to $2.7 million and subordinated debt issued during the three months ended June 30, 2021 totaled $20.0 million at December 31, 2021.

Shareholders’ Equity.

At December 31, 2021, shareholders’ equity was $223.7 million, or 8.8% of total assets, compared to $226.6 million, or 9.6% of total assets, at December 31, 2020. The decrease in shareholders’ equity reflects $23.1 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $4.7 million and an increase in accumulated other comprehensive loss of $1.0 million, partially offset by net income of $23.7 million. Total shares outstanding as of December 31, 2021 were 22,656,515.

The Company’s book value per share was $9.87 at December 31, 2021 compared to $8.97 at December 31, 2020, while tangible book value per share increased $0.85, or 10.2%, from $8.36 at December 31, 2020 to $9.21 at December 31, 2021. As of December 31, 2021, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

Assets under Management.

Total assets under management includes loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company's consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however, management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of investment advisory and wealth management services. Investment assets under management of $188.1 million increased $16.4 million, or 9.6%, for the year ended December 31, 2021, from $171.7 million for the year ended December 31, 2020.

Comparison of Operating Results for Years Ended December 31, 2021 and 2020.

General.

For the twelve months ended December 31, 2021, the Company reported net income of $23.7 million, or $1.02 per diluted share, compared to $11.2 million, or $0.45 per diluted share, for the twelve months ended December 31, 2020.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2021, net interest income increased $8.7 million, or 13.6%, to $73.2 million, compared to $64.4 million for the twelve months ended December 31, 2020. The increase in net interest income was due to a decrease in interest expense of $11.8 million, or 63.8%, partially offset by a decrease in interest and dividend income of $3.0 million, or 3.7%. For the twelve months ended December 31, 2021, interest and dividend income included $6.8 million in PPP income, compared to $4.8 million during the twelve months ended December 31, 2020. During the twelve months ended December 31, 2020, the Company recorded $976,000 in positive purchase accounting adjustments and $193,000 in interest income and late charges from the full payoff of a $3.5 million credit-marked substandard classified loan, compared to $55,000 in positive purchase accounting adjustments during the twelve months ended December 31, 2021. The Company recorded prepayment penalties of $181,000 and $409,000 during the twelve months ended December 31, 2021 and 2020, respectively. Excluding the items mentioned above, net interest income increased $8.3 million, or 14.3%, from the same period in 2020. The decrease in interest expense of $11.8 million, or 63.8%, was due to a decrease in interest expense on deposits of $8.0 million, or 59.2%, and a decrease in interest expense on borrowings of $3.8 million, or 77.6%.

The net interest margin for the twelve months ended December 31, 2021 was 3.14%, compared to 2.93% for the twelve months ended December 31, 2020. The net interest margin, on a tax-equivalent basis, was 3.16% for the twelve months ended December 31, 2021, compared to 2.95% for the twelve months ended December 31, 2020. Excluding the adjustments discussed above, the net interest margin increased from 2.83% for the twelve months ended December 31, 2020 to 2.99% for the twelve months ended December 31, 2021.

The average yield on interest-earning assets decreased 34 basis points from 3.77% for the twelve months ended December 31, 2020 to 3.43% for the twelve months ended December 31, 2021. The yield on average loans decreased from 4.05% during the twelve months ended December 31, 2020 to 3.93% during the twelve months ended December 31, 2021. Excluding the adjustments discussed above of $6.9 million and $6.4 million for the twelve months ended December 31, 2021 and 2020, respectively, the yield on average loans decreased 23 basis points from 4.02% for the twelve months ended December 31, 2020 to 3.79% for the twelve months ended December 31, 2021.

During the twelve months ended December 31, 2021, the average cost of total funds, including non-interest bearing demand accounts and borrowings, decreased 59 basis points from 0.89% for the twelve months ended December 31, 2020 to 0.30%. For the twelve months ended December 31, 2021, the average cost of core deposits, including non-interest-bearing demand deposits, decreased 10 basis points to 0.17%, from 0.27% for same period in 2020. The average cost of time deposits decreased 107 basis points from 1.60% for the twelve months ended December 31, 2020 to 0.53% during the same period in 2021. The average cost of borrowings increased 45 basis points from 2.59% for the twelve months ended December 31, 2020 to 3.04% for the twelve months ended December 31, 2021 due to the issuance of $20.0 million in subordinated debt during the twelve months ended December 31, 2021.

For the twelve months ended December 31, 2021, average demand deposits, an interest-free source of funds, increased $119.4 million, or 24.4%, from $489.6 million, or 26.0% of total average deposits, for the twelve months ended December 31, 2020 to $609.0 million, or 28.0% of total average deposits, for the twelve months ended December 31, 2021.

During the twelve months ended December 31, 2021, average interest-earning assets increased $132.2 million, or 6.0%, to $2.3 billion. The increase in average interest-earning assets was due to an increase in average securities of $105.5 million, or 49.2%, and an increase in short-term investments of $66.1 million, or 144.1%, partially offset by a decrease in average loans of $34.7 million, or 1.8%. Excluding PPP loans, average interest-earning assets increased $167.1 million or 8.1%, and average loans remained unchanged at $1.8 billion.

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

The Company decreased the provision for loan losses by $8.7 million, or 111.9%, from $7.8 million for the twelve months ended December 31, 2020, to a credit balance of $925,000 for the twelve months ended December 31, 2021. This change was reflective of the impact of the COVID-19 pandemic on the Company’s allowance for loan losses during both periods.

The Company recorded net charge-offs of $445,000 for the twelve months ended December 31, 2021, as compared to net charge-offs of $720,000 for the twelve months ended December 31, 2020. During the twelve months ended December 31, 2021, the Company recorded charge-offs of $645,000, compared to $963,000 during the same period in 2020. During the twelve months ended December 31, 2021, the Company recorded recoveries of $200,000, compared to recoveries of $243,000 during the same period in 2020.

The allowance for loan losses as a percentage of total loans was 1.06% at December 31, 2021, compared to 1.10% at December 31, 2020. At December 31, 2021, the allowance for loan losses as a percentage of nonperforming loans was 398.6%, compared to 269.8% at December 31, 2020. The allowance for loan losses as a percentage of total loans, excluding PPP loans, was 1.08% and 1.20% at December 31, 2021 and 2020, respectively.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2021, non-interest income of $12.6 million increased $3.3 million, or 35.8%, compared to $9.3 million for the twelve months ended December 31, 2020. During the twelve months ended December 31, 2021, non-interest income included the recognition of $555,000 in BOLI death benefits. Excluding the BOLI death benefits, non-interest income increased $2.8 million, or 30.1%.

Service charges and fees increased $1.3 million, or 18.3%, primarily due to an increase in card-based transaction usage across our checking account base. Mortgage banking income was $1.4 million for the twelve months ended December 31, 2021, due to the sale of fixed rate residential real estate loans to the secondary market. During the twelve months ended December 31, 2021, the Company sold $59.7 million in loans to the secondary market. The Company did not sell any fixed rate residential real estate loans during the twelve months ended December 31, 2020. Income from bank-owned life insurance increased $103,000, or 5.7%, and other income from loan-level swap fees on commercial loans decreased $596,000, or 91.1%.

During the twelve months ended December 31, 2021, the Company reported unrealized losses on marketable equity securities of $168,000, compared to unrealized gains of $109,000 during the twelve months ended December 31, 2020. In addition, during the twelve months ended December 31, 2021, the Company reported realized losses on the sale of securities of $72,000 and a gain of $898,000 on non-marketable equity securities, compared to realized gains of $2.0 million on the sale of securities during the twelve months ended December 31, 2020. During the twelve months ended December 31, 2021, the Company reported a loss on derivatives of $402,000, compared to a loss on derivatives of $2.4 million during the twelve months ended December 31, 2020.

Non-Interest Expense.

For the twelve months ended December 31, 2021, non-interest expense increased $3.2 million, or 6.2%, to $54.9 million compared to $51.8 million, for the twelve months ended December 31, 2020. During the year ended December 31, 2020, the Company prepaid $50.0 million of FHLB borrowings. The transaction was accounted for as an early debt extinguishment resulting in a loss of $987,000, compared to $45,000 during the twelve months ended December 31, 2021. Excluding these losses, non-interest expense increased $4.1 million, or 8.1%, from the twelve months ended December 31, 2020 to the twelve months ended December 31, 2021.

The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expenses of $2.9 million, or 9.7%. The increase in salary and employee benefits was due to several factors, including higher commissions and incentives associated with increased residential loan production as well as annual staff salary increases. Furniture and equipment increased $547,000, or 35.6%, other non-interest income increased $647,000, or 8.1%, advertising expense increased $186,000, or 16.8%, and occupancy expense increased $136,000, or 3.0%. FDIC insurance expense decreased $34,000, or 3.3%, professional fees decreased $187,000, or 7.9%, and data processing fees remain flat at $2.9 million. For the twelve months ended December 31, 2021, the efficiency ratio was 64.6%, compared to 68.6% for the twelve months ended December 31, 2020.

Income Taxes.

Income tax expense for the twelve months ended December 31, 2021 was $8.0 million, or an effective tax rate of 25.3%, compared to $2.9 million, or an effective tax rate of 20.8%, for twelve months ended December 31, 2020. The increase in the Company’s effective tax rate was primarily due to the effect of higher pre-tax income for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLB based on eligible collateral of loans and securities. Our material cash commitments include funding loan originations, fulfilling contractual obligations with third-party service providers, maintaining operating leases for certain of our Bank properties and satisfying repayment of our long-term debt obligations.

Primary Sources of Liquidity

At December 31, 2021 and December 31, 2020, outstanding borrowings from the FHLB were $2.7 million and $57.9 million, respectively. At December 31, 2021, we had $480.5 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2021 and 2020, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2021, we originated $611.4 million in loans, compared to $654.6 million in 2020. We purchased securities totaling $296.6 million for the year ended December 31, 2021, compared to purchases of $159.0 million for the year ended December 31, 2020. At December 31, 2021, the Company had approximately $217.2 million in loan commitments and letters of credit to borrowers and approximately $326.0 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2021, time deposit accounts scheduled to mature within one year totaled $363.0 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At December 31, 2021, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2021 were estimated to be $14.2 million, with $4.5 million expected to be paid within one year and the remaining $9.7 million to be paid within the next five years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to seventeen years, some of which include options to extend the leases for additional five-year terms up to fifteen years. Lease liabilities totaled $10.5 million as of December 31, 2021. Principal payments expected to be made on our lease liabilities during the twelve months ended December 31, 2022 were $1.4 million. The remaining lease liability payments totaled $9.1 million and are expected to be made after December 31, 2022 (See Note 12, Leases, to our consolidated financial statements for further information on our lease obligations).

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve (See Note 8, Long-Term Debt, to our consolidated financial statements for further information on our long-term debt).

We do not anticipate any material capital expenditures during the calendar year 2022, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

The Company’s primary source of funds are deposits, consisting primarily of time deposits, money market accounts, savings accounts, demand accounts and interest-bearing checking accounts, which have shorter terms to maturity than the loan portfolio. Several strategies have been employed to manage the interest rate risk inherent in the asset/liability mix, including but not limited to:

•	maintaining the diversity of our existing loan portfolio through residential real estate loans, commercial and industrial loans and commercial real estate loans;

•	emphasizing investments with an expected average duration of five years or less; and

•	when appropriate, using interest rate swaps to manage the interest rate position of the balance sheet.

In 2021, cash flows from deposit inflows were used to pay down high cost FHLB borrowings, fund loan growth and purchase held-to-maturity securities. The Company continues its emphasis on growing commercial loans, which typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2021	At December 31, 2020
1 – 12 Months
+200 basis points	-3.9%	-1.6%
-100 basis points	-2.8%	-1.3%

13 – 24 Months
+200 basis points	-4.5%	-4.9%
-100 basis points	-8.6%	-9.1%

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

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board of Directors has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments. We did not have any interest rate swap agreements designated as cash flow hedges at December 31, 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and Subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 11, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2022

ITEM 9B.	OTHER INFORMATION.

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

The following information included in the Proxy Statement is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.” Our independent registered public accounting firm is Wolf & Company, P.C., Boston, Massachusetts, Auditor ID : 392.

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

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Louis Gorman, III and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 23, 2018).
10.14*	Employment Agreement between Louis Gorman, III and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on March 23, 2018).
10.15*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).
10.16*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.17*	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).

10.18*	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021(incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).
10.19*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).
10.20*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).
10.21*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.22*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.23*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.24*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.25*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.26*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 with the SEC on May 19, 2021).
21.1†	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2022.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying Consolidated Balance Sheets of Western New England Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related Consolidated Statements of Net Income, Comprehensive Income, Changes in Shareholders’ Equity and Cash Flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $19.8 million as of December 31, 2021, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date.  The allowance is established as losses are estimated to have occurred through a provision (credit) for loan losses charged to earnings.

The determination of the allowance for loan losses requires significant judgment by management including the identification of, and estimated reserves on, problem loans and the determination of qualitative adjustments to historical loss experience.

How the Critical Audit Matter was addressed in the Audit

Our principal audit procedures to evaluate management’s estimates of the allowance for loan losses included tests of the following:

•	Management’s identification of problem loans, including management’s loan review procedures and monitoring of internal loan reports, including delinquency, non-accrual, and watch list, to determine the completeness of impaired loans.
•	Management’s determination of specific reserves on impaired loans, including significant assumptions, such as the fair value of collateral for collateral dependent loans.
•	Management’s determination of general reserves, including determination of historical loss experience and qualitative adjustments to historical loss experience.
•	The accuracy of management’s calculation of the allowance for loan losses, including relevant internal controls.

We have served as the Company's auditor since 2004.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 11, 2022

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$15,233	$17,399
Federal funds sold	4,901	2,987
Interest-bearing deposits and other short-term investments	83,322	67,058
Cash and cash equivalents	103,456	87,444

Available-for-sale securities, at fair value	194,352	201,880
Held-to-maturity securities, at amortized cost (Fair value of $219,748 at December 31, 2021)	222,272	—
Marketable equity securities, at fair value	11,896	11,968
Federal Home Loan Bank stock and other restricted stock, at cost	2,594	5,160
Loans, net of allowance f or loan losses of $19,787 and $21,157 at December 31, 2021 and 2020, respectively	1,844,929	1,906,226
Premises and equipment, net	26,162	25,103
Accrued interest receivable	7,775	8,477
Bank-owned life insurance	72,895	72,860
Deferred tax asset, net	12,092	12,588
Goodwill	12,487	12,487
Core deposit intangible	2,563	2,937
Other assets	24,952	18,756
TOTAL ASSETS	$2,538,425	$2,365,886

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$641,284	$541,759
Interest-bearing	1,615,614	1,501,657
Total deposits	2,256,898	2,043,416

Long-term debt	2,653	57,850
Subordinated debt	19,633	—
Securities pending settlement	—	160
Other liabilities	35,553	37,820
Total liabilities	2,314,737	2,139,246

COMMITMENTS AND CONTINGENCIES (see Note 16)

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,656,515 shares issued and outstanding at December 31, 2021; 25,276,193 shares issued and outstanding at December 31, 2020	227	253
Additional paid-in capital	132,821	154,549
Unearned compensation - ESOP	(3,441)	(3,997)
Unearned compensation - Equity Incentive Plan	(981)	(1,240)
Retained earnings	107,376	88,354
Accumulated other comprehensive loss	(12,314)	(11,279)
TOTAL SHAREHOLDERS’ EQUITY	223,688	226,640
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,538,425	$2,365,886

See accompanying notes to consolidated financial statements.

  WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2021	2020	2019
Interest and dividend income:
Residential and commercial real estate loans	$58,682	$62,115	$62,240
Commercial and industrial loans	15,263	15,409	12,254
Consumer loans	255	313	343
Debt securities, taxable	5,286	4,163	5,981
Debt securities, tax-exempt	12	56	72
Marketable equity securities	96	123	163
Other investments	116	587	833
Short-term investments	139	109	230
Total interest and dividend income	79,849	82,875	82,116

Interest expense:
Deposits	5,508	13,500	17,207
Long-term debt	458	3,333	4,361
Subordinated debt	706	—	—
Short-term borrowings	—	1,612	2,569
Total interest expense	6,672	18,445	24,137
Net interest and dividend income	73,177	64,430	57,979

(Credit) provision for loan losses	(925)	7,775	2,675
Net interest and dividend income after (credit) provision for loan losses	74,102	56,655	55,304

Non-interest income:
Service charges and fees	8,360	7,067	7,364
Income from bank-owned life insurance	1,912	1,809	1,799
Bank-owned life insurance death benefit	555	—	—
(Loss) gain on available-for-sale securities, net	(72)	1,965	(97)
Gain on sale of mortgages	1,423	—	—
Net unrealized (losses) gains on marketable equity securities	(168)	109	165
Gain on non-marketable equity investments	898	—	—
Loss on interest rate swap termination	(402)	(2,353)	—
Other income	58	654	474
Total non-interest income	12,564	9,251	9,705

Non-interest expense:
Salaries and employees benefits	32,186	29,349	27,654
Occupancy	4,656	4,520	4,174
Furniture and equipment	2,084	1,537	1,673
Data processing	2,903	2,901	2,780
Professional fees	2,185	2,372	2,439
FDIC insurance assessment	998	1,032	430
Advertising	1,292	1,106	1,332
Loss on prepayment of borrowings	45	987	—
Other expenses	8,593	7,946	7,326
Total non-interest expense	54,942	51,750	47,808
Income before income taxes	31,724	14,156	17,201
Income tax provision	8,025	2,941	3,852
Net income	$23,699	$11,215	$13,349

Earnings per common share:
Basic earnings per share	$1.02	$0.45	$0.51
Weighted average shares outstanding	23,223,633	25,047,195	26,185,336
Diluted earnings per share	$1.02	$0.45	$0.51
Weighted average diluted shares outstanding	23,300,637	25,062,476	26,303,140
Dividends per share	$0.20	$0.20	$0.20

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income	$23,699	$11,215	$13,349
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(6,059)	3,660	9,394
Reclassification adjustment for net losses (gains) realized in income (1)	72	(1,965)	97
Unrealized (losses) gains	(5,987)	1,695	9,491
Tax effect	1,499	(410)	(2,420)
Net-of-tax amount	(4,488)	1,285	7,071

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	—	(1,254)	(900)
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	402	2,353	—
Reclassification adjustment for loss realized in interest expense (3)	—	674	387
Reclassification adjustment for termination fee realized in interest expense (4)	282	842	1,068
Unrealized gains on cash flow hedges	684	2,615	555
Tax effect	(192)	(736)	(156)
Net-of-tax amount	492	1,879	399

Defined benefit pension plan:
Gains (losses) arising during the period	3,209	(8,037)	(4,349)
Amortization of defined benefit plan actuarial loss(5)	910	421	137
Unrecognized actuarial gains (losses) on defined benefit plan	4,119	(7,616)	(4,212)
Tax effect	(1,158)	2,141	1,183
Net-of-tax amount	2,961	(5,475)	(3,029)

Other comprehensive (loss) income	(1,035)	(2,311)	4,441

Comprehensive income	$22,664	$8,904	$17,790

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustments were $(15,000), $502,000 and $(37,000) for the years ended December 31, 2021, 2020 and 2019, respectively.

(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $113,000 and $661,000 for the years ended December 31, 2021 and 2020.

(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $189,000 and $109,000 for the years ended December 31, 2020 and 2019, respectively.

(4)	Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $79,000, $237,000 and $300,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

(5)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $256,000, $118,000 and $38,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2018	28,393,348	$284	$182,096	$(5,171)	$(872)	$74,108	$(13,416)	$237,029
Comprehensive income	—	—	—	—	—	13,349	4,441	17,790
Cumulative-effect adjustment due to change in accounting principle (ASU 2017-08)	—	—	—	—	—	(7)	7	—
Common stock held by ESOP committed to be released (88,117 shares)	—	—	237	597	—	—	—	834
Common stock repurchased	(1,958,111)	(19)	(19,215)	—	—	—	—	(19,234)
Share-based compensation - equity incentive plan	—	—	(45)	—	818	—	—	773
Issuance of common stock in connection with stock option exercises	19,861	—	106	—	—	—	—	106
Issuance of common stock in connection with equity incentive plan	102,883	1	1,069	—	(1,070)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(5,274)	—	(5,274)
BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income (loss)	—	—	—	—	—	11,215	(2,311)	8,904
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(26)	577	—	—	—	551
Forfeited equity incentive plan shares (30,193 shares)	—	—	(319)	—	319	—	—	—
Common stock repurchased	(1,416,362)	(14)	(10,665)	—	—	—	—	(10,679)
Share-based compensation - equity incentive plan	—	—	—	—	834	—	—	834
Issuance of common stock in connection with stock option exercises	7,239	—	43	—	—	—	—	43
Issuance of common stock in connection with equity incentive plan	127,335	1	1,268	—	(1,269)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(5,037)	—	(5,037)
BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income (loss)	—	—	—	—	—	23,699	(1,035)	22,664
Common stock held by ESOP committed to be released (81,893 shares)	—	—	126	556	—	—	—	682
Forfeited equity incentive plan shares (24,506 shares)	—	—	(259)	—	259	—	—	—
Common stock repurchased	(2,775,134)	(27)	(23,094)	—	—	—	—	(23,121)
Share-based compensation - equity incentive plan	—	—	—	—	1,307	—	—	1,307
Issuance of common stock in connection with stock option exercises	33,094	—	193	—	—	—	—	193
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Forfeited equity incentive plan shares reissued (32,544 shares)	—	—	286	—	(286)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(4,677)	—	(4,677)
BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES:
Net income	$23,699	$11,215	$13,349
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(925)	7,775	2,675
Depreciation and amortization of premises and equipment	2,322	2,145	2,079
Net amortization (accretion) of purchase accounting adjustments	95	(946)	24
Amortization of core deposit intangible	374	375	376
Net amortization of premiums and discounts on securities and mortgage loans	2,251	2,540	2,371
Amortization of subordinated debt issuance costs	27	—	—
Share-based compensation expense	1,307	834	773
ESOP expense	682	551	834
Gain on sale of portfolio mortgages	(227)	—	—
Principal balance of loans originated for sale	(52,130)	—	—
Principal balance of loans sold	52,130	—	—
Change in unrealized loss (gain) on marketable equity securities	168	(109)	(165)
Net loss (gain) on sales of available-for-sale securities	72	(1,965)	97
Loss on prepayment of borrowings	45	987	—
Gain on bank-owned life insurance death benefit	(555)	—	—
Deferred income tax provision (benefit)	644	(2,431)	(680)
Income from bank-owned life insurance	(1,912)	(1,809)	(1,799)
Net change in:
Accrued interest receivable	702	(3,164)	339
Other assets	(4,914)	5,182	(7,204)
Other liabilities	3,687	3,887	2,310
Net cash provided by operating activities	27,542	25,067	15,379
INVESTING ACTIVITIES:
Securities, held-to-maturity:
Purchases	(231,292)	—	—
Proceeds from calls, maturities, and principal collections	8,714	—	—
Securities, available-for-sale:
Purchases	(65,291)	(158,979)	(74,508)
Proceeds from sales and redemptions	9,562	96,320	72,156
Proceeds from calls, maturities, and principal collections	55,382	84,774	35,386
Loan originations and principal payments, net	54,322	(151,474)	(80,074)
Redemption of Federal Home Loan Bank of Boston stock, net	2,566	9,317	218
Proceeds from sale of portfolio mortgages	7,801	—	—
Purchases of premises and equipment	(3,457)	(3,581)	(1,285)
Proceeds from sale of premises and equipment	36	66	27
Net cash used in investing activities	(161,657)	(123,557)	(48,080)
FINANCING ACTIVITIES:
Net increase in deposits	213,516	360,313	81,946
Net decrease in short-term borrowings	—	(35,000)	(24,250)
Repayment of long-term debt	(55,230)	(207,524)	(84,763)
Proceeds from subordinated debt issuance	20,000	—	—
Payment of subordinated debt issuance costs	(394)	—	—
Proceeds from long-term debt	—	58,917	82,343
Cash dividends paid	(4,677)	(5,037)	(5,274)
Common stock repurchased	(23,281)	(10,519)	(19,455)
Issuance of common stock in connection with stock option exercises	193	43	106
Net cash provided by financing activities	150,127	161,193	30,653

NET CHANGE IN CASH AND CASH EQUIVALENTS:	16,012	62,703	(2,048)
Beginning of year	87,444	24,741	26,789
End of year	$103,456	$87,444	$24,741

Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(160)	$160	$(221)

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2021, 2020 AND 2019

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

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. An estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for loan losses.

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

Non-marketable Equity Securities. Investments in equity securities without readily determinable fair values are measured at cost, less any impairment, with re-measurement to fair value when there are observable price changes. Impairment is evaluated on such securities based on a qualitative assessment that considers various potential impairment indicators. Upon determining that an impairment exists, a loss is recognized for the amount by which the carrying value exceeds the fair value of the investment.

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

Other-than-Temporary Impairment of Securities. On a quarterly basis, we review available-for-sale securities with a decline in fair value below the amortized cost of the investment to determine whether the decline in fair value is temporary or other-than-temporary (“OTTI”). In estimating OTTI losses for available-for-sale securities, impairment is required to be recognized if (1) we intend to sell the security; (2) it is “more likely than not” that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the other-than-temporary impairment is recognized through earnings. For all other impaired debt securities, credit-related other-than-temporary impairment is recognized through earnings, while non-credit related other-than-temporary impairment is recognized in other comprehensive income/loss, net of applicable taxes.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2021, no impairment has been recognized.

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

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2021, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2021 that require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2021, 2020, or 2019.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2021 and 2019.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2021	2020	2019
	(In thousands, except per share data)
Net income applicable to common stock	$23,699	$11,215	$13,349
Average number of common shares issued	23,849	25,751	26,959
Less: Average unallocated ESOP Shares	(496)	(580)	(667)
Less: Average unvested equity incentive plan shares	(129)	(124)	(107)

Average number of common shares outstanding used to calculate basic earnings per common share	23,224	25,047	26,185
Effect of dilutive equity incentive plan	36	—	45
Effect of dilutive stock options	41	15	73
Average number of common shares outstanding used to calculate diluted earnings per common share	23,301	25,062	26,303

Basic earnings per share	$1.02	$0.45	$0.51

Diluted earnings per share	$1.02	$0.45	$0.51

Anti-dilutive shares (1)	—	259	—

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the period presented.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2021	December 31, 2020
	(In thousands)
Net unrealized (losses) gains on available-for-sale securities	$(4,685)	$1,302
Tax effect	1,160	(339)
Net-of-tax amount	(3,525)	963

Losses on terminated cash flow hedges	—	(684)
Tax effect	—	192
Net-of-tax amount	—	(492)

Unrecognized actuarial loss on the defined benefit plan	(12,225)	(16,344)
Tax effect	3,436	4,594
Net-of-tax amount	(8,789)	(11,750)

Accumulated other comprehensive loss	$(12,314)	$(11,279)

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

2.       INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$—	$(676)	$14,226
State and municipal bonds	405	1	—	406
Corporate bonds	3,026	86	—	3,112
Total debt securities	18,333	87	(676)	17,744

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	427	(3,929)	167,509
U.S. government guaranteed mortgage-backed securities	9,693	8	(602)	9,099
Total mortgage-backed securities	180,704	435	(4,531)	176,608

Total available-for-sale	199,037	522	(5,207)	194,352

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,979	—	(6)	9,973
Total debt securities	9,979	—	(6)	9,973

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	—	(2,518)	209,775
Total mortgage-backed securities	212,293	—	(2,518)	209,775

Total held-to-maturity	222,272	—	(2,524)	219,748

Total	$421,309	$522	$(7,731)	$414,100

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,871	$15	$(111)	$14,775
State and municipal bonds	405	1	—	406
Corporate bonds	3,039	36	—	3,075
Total debt securities	18,315	52	(111)	18,256

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,290	1,742	(303)	162,729
U.S. government guaranteed mortgage-backed securities	20,973	108	(186)	20,895
Total mortgage-backed securities	182,263	1,850	(489)	183,624

Total available-for-sale	$200,578	$1,902	$(600)	$201,880

At December 31, 2021, government-sponsored enterprise obligations with a fair value of $9.5 million and mortgage-backed securities with a fair value of $53.7 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2021, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due after one year through five years	$3,431	$3,518	$9,979	$9,973
Due after five years through ten years	9,902	9,544	—	—
Due after ten years	5,000	4,682	—	—
Total debt securities	18,333	17,744	9,979	9,973
Mortgage-backed securities:
Due after five years through ten years	1,966	1,953	—	—
Due after ten years	178,738	174,655	212,293	209,775
Total mortgage-backed securities	180,704	176,608	212,293	209,775

Total securities	$199,037	$194,352	$222,272	$219,748

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Gross gains realized	$12	$2,188	$160
Gross losses realized	(84)	(223)	(257)
Net (loss) gain realized	$(72)	$1,965	$(97)

Proceeds from the sale and redemption of available-for-sale securities totaled $9.6 million, $96.3 million and $72.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2021 and December 31, 2020, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	34	$105,221	$2,088	2.0%	18	$42,506	$1,841	4.5%
U.S. government guaranteed mortgage-backed securities	2	2,426	142	6.2	5	5,107	460	9.9
Government-sponsored enterprise obligations	—	—	—	—	3	14,226	676	5.0
Total available-for-sale	36	107,647	2,230		26	61,839	2,977

Held-to-maturity:
U.S. Treasury securities	2	9,973	6	0.1%	—	—	—	—%
Government-sponsored mortgage-backed securities	31	209,775	2,518	1.2	—	—	—	—
Total held-to-maturity	33	219,748	2,524		—	—	—

Total	69	$327,395	$4,754		26	$61,839	$2,977

	December 31, 2020
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	16	$27,091	$225	0.8%	2	$1,815	$78	4.1%
U.S. government guaranteed mortgage-backed securities	3	10,458	75	0.7	2	2,393	111	4.4
Government-sponsored enterprise obligations	2	9,868	111	1.1	—	—	—	—
Total		$47,417	$411			$4,208	$189

During the years ended December 31, 2021 and 2020, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At December 31, 2021, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. At December 31, 2021, the Company's corporate and municipal bond portfolios did not contain any securities below investment grade, as reported by major credit rating agencies.

3.        LOANS

Major classifications of loans at the periods indicated were as follows:

	December 31,	December 31,
	2021	2020
	(In thousands)
Commercial real estate	$979,969	$833,949
Residential real estate:
Residential one-to-four family	552,332	604,719
Home equity	99,759	103,905
Total residential real estate	652,091	708,624

Commercial and industrial:
Paycheck protection program (“PPP”) loans	25,329	167,258
Commercial and industrial	201,340	211,823
Total commercial and industrial	226,669	379,081

Consumer	4,250	5,192
Total gross loans	1,862,979	1,926,846
Unamortized PPP loan fees	(781)	(3,050)
Unearned premiums and deferred loan fees and costs, net	2,518	3,587
Total loans, net	1,864,716	1,927,383
Allowance for loan losses	(19,787)	(21,157)
Net loans	$1,844,929	$1,906,226

Loan Modifications/Troubled Debt Restructurings.

The banking regulatory agencies, through an Interagency Statement dated April 7, 2020, encouraged financial institutions to work “prudently” with borrowers who request loan modifications or deferrals as a result of the economic impacts of COVID-19. Pursuant to Section 4013 of the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Financial institutions can then suspend the requirements under U.S. GAAP for loan modifications related to COVID-19 that would otherwise be categorized as TDRs, and suspend any determination of a loan modified as a result of COVID-19 as being a TDR, including the requirement to determine impairment for accounting under U.S. GAAP. The Company adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency.

The Company granted deferred loan payments for impacted commercial, residential and consumer customers who experienced financial hardship due to COVID-19. The loan payment deferrals could be up to 90 days, depending upon the financial needs of each customer. Further deferrals will be re-evaluated on a customer-by-customer basis upon the expiration of the existing deferral period. As of December 31, 2021, modifications granted under the CARES Act declined to nine loans in the amount of $42.5 million, or 2.3% of total loans, excluding PPP loans. As of December 31, 2021, of the $42.5 million in remaining modifications granted under the CARES Act, eight loans in the amount of $33.5 million, or 78.8% of the remaining modifications, were granted to the hotel industry, and one loan in the amount of $9.0 million was granted to an assisted living facility. Of the $42.5 million in remaining outstanding modifications, loans in the aggregate amount of $33.5 million, or 78.8%, have resumed interest only payments.

The table below breaks out the remaining modifications granted under the CARES Act at December 31, 2021:

			Remaining CARES Act Modifications
Loan Segment(1)(2)	Total Loan Segment Balance at December 31, 2021	% of Total Loans	Modification Balance	# of Loans Modified	% of Loan Segment Balance
($ in millions)
Commercial real estate(3)	$980.0	53.3%	$41.9	7	4.3%
Commercial and industrial	201.3	11.0%	0.6	2	0.3%
Residential real estate	652.1	35.5%	—	—	—
Consumer	4.3	0.2%	—	—	—
Total	$1,837.7	100.0%	$42.5	9	2.3%

(1)	Excludes PPP loans of $25.3 million and the related deferred fees.

(2)	Residential includes home equity loans and lines of credit.

(3)	The remaining modification balance includes $32.9 million, which resumed regular payments in January of 2022.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share, on a pro-rated basis, with participating lenders any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2021 and December 31, 2020, the Company was servicing commercial loans participated out to various other institutions totaling $63.2 million and $52.9 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2021, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (166 PSA), weighted average internal rate of return (9.02%), weighted average servicing fee (0.25%), and net cost to service loans ($83.77 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At December 31, 2021 and 2020, the Company was servicing residential mortgage loans owned by investors totaling $88.2 million and $38.1 million, respectively. Servicing fee income of $137,000, $110,000 and $133,000 was recorded for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2021	2020
	(In thousands)
Balance at the beginning of year:	$153	$219
Capitalized mortgage servicing rights	628	—
Amortization	(86)	(64)
Write-down of mortgage servicing asset to fair value	(2)	(2)
Balance at the end of year	$693	$153
Fair value at the end of year	$739	$157

Allowance for Loan Losses.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2018	$5,260	$3,556	$3,114	$135	$(12)	$12,053
Provision	1,343	618	509	204	1	2,675
Charge-offs	(669)	(320)	(514)	(197)	—	(1,700)
Recoveries	873	66	74	61	—	1,074
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision	6,262	408	939	129	37	7,775
Charge-offs	(107)	(177)	(543)	(136)	—	(963)
Recoveries	58	89	51	45	—	243
Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	46	(349)	(644)	35	(13)	(925)
Charge-offs	(103)	(44)	(370)	(128)	—	(645)
Recoveries	7	117	27	49	—	200
Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,970	3,964	2,643	197	13	19,787
Total allowance for loan losses	$12,970	$3,964	$2,643	$197	$13	$19,787

Impaired loans	$9,601	$3,223	$699	$22	$—	$13,545
Non-impaired loans	965,577	647,098	200,271	4,228	—	1,817,174
Impaired loans acquired with deteriorated credit quality	4,791	1,770	370	—	—	6,931
Total loans	$979,969	$652,091	$201,340	$4,250	$—	$1,837,650

December 31, 2020
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	13,020	4,240	3,630	241	26	21,157
Total allowance for loan losses	$13,020	$4,240	$3,630	$241	$26	$21,157

Impaired loans	$11,803	$4,363	$4,439	$27	$—	$20,632
Non-impaired loans	816,406	701,915	207,002	5,165	—	1,730,488
Impaired loans acquired with deteriorated credit quality	5,740	2,346	382	—	—	8,468
Total loans	$833,949	$708,624	$211,823	$5,192	$—	$1,759,588

Past Due and Nonaccrual loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	Balance at December 31, 2021
	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
Commercial real estate	$139	$—	$436	$575	$979,394	$979,969	$1,224
Residential real estate:
Residential one-to-four family	787	41	507	1,335	550,997	552,332	3,214
Home equity	57	5	63	125	99,634	99,759	94
Commercial and industrial	58	10	22	90	201,250	201,340	410
Consumer	5	—	11	16	4,234	4,250	22
Total loans	$1,046	$56	$1,039	$2,141	$1,835,509	$1,837,650	$4,964

	Balance at December 31, 2020

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
Commercial real estate	$5,844	$3,144	$1,256	$10,244	$823,705	$833,949	$1,632
Residential real estate:
Residential one-to-four family	1,684	360	707	2,751	601,968	604,719	5,353
Home equity	25	—	—	25	103,880	103,905	124
Commercial and industrial	166	158	156	480	211,343	211,823	705
Consumer	22	—	—	22	5,170	5,192	27
Total loans	$7,741	$3,662	$2,119	$13,522	$1,746,066	$1,759,588	$7,841

At December 31, 2021 and December 31, 2020, all loans past due 90 days or more were carried as nonaccrual. The ratio of nonaccrual loans to total loans, excluding PPP loans, was 0.27% and 0.45% at December 31, 2021 and December 31, 2020, respectively.

Impaired Loans.

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2021			December 31, 2021

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$14,392	$15,563	$—	$15,757	$469
Residential real estate:
Residential one-to-four family	4,881	5,381	—	5,693	233
Home equity	112	136	—	146	7
Commercial and industrial	1,069	3,850	—	2,551	131
Consumer	22	37	—	25	3
Total impaired loans	$20,476	$24,967	$—	$24,172	$843

				Year Ended
	At December 31, 2020			December 31, 2020

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans: (1)	(In thousands)
Commercial real estate	$17,543	$18,590	$—	$18,284	$516
Residential real estate:
Residential one-to-four family	6,544	7,647	—	5,815	66
Home equity	165	207	—	371	5
Commercial and industrial	4,821	7,038	—	4,186	217
Consumer	27	39	—	35	—
Total impaired loans	$29,100	$33,521	$—	$28,691	$804

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the years ended December 31, 2021 and December 31, 2020. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. As of December 31, 2021, we have not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan.

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

There were no charge-offs on TDRs during the years ended December 31, 2021 and 2020. Loan modifications classified as TDRs during the twelve months ended December 31, 2020 are included in the table below.

	Twelve Months Ended
	December 31, 2020
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Commercial Real Estate	5	$4,576	$4,576
Commercial and Industrial	9	3,806	3,806
Total	14	$8,382	$8,382

During the years ended December 31, 2021 and 2020, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of December 31, 2021.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2020	$14,297	$11,485	$2,812	$3,017	$8,468
Collections	(1,986)	(1,880)	(106)	(346)	(1,534)
Dispositions	(177)	(175)	(2)	(172)	(3)
Balance at December 31, 2021	$12,134	$9,430	$2,704	$2,499	$6,931

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2021
Pass (Rated 1 – 4)	$913,063	$547,980	$99,503	$215,605	$4,228	$1,780,379
Special Mention (Rated 5)	48,765	—	—	2,777	—	51,542
Substandard (Rated 6)	18,141	4,352	256	8,287	22	31,058
Total	$979,969	$552,332	$99,759	$226,669	$4,250	$1,862,979

	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Total
December 31, 2020	(In thousands)
Pass (Rated 1 – 4)	$726,751	$598,250	$103,619	$345,967	$5,165	$1,779,752
Special Mention (Rated 5)	78,207	—	—	13,871	—	92,078
Substandard (Rated 6)	28,991	6,469	286	19,243	27	55,016
Total	$833,949	$604,719	$103,905	$379,081	$5,192	$1,926,846

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2021	2020
	(In thousands)
Land	$6,239	$5,661
Buildings	26,343	25,091
Leasehold improvements	3,409	3,112
Furniture and equipment	21,195	19,901
Total	57,186	53,764

Less: accumulated depreciation and amortization	(31,024)	(28,661)

Premises and equipment, net	$26,162	$25,103

Depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 amounted to $2.3 million, $2.1 million and $2.1 million, respectively.

5. GOODWILL AND OTHER INTANGIBLES

At December 31, 2021 and December 31, 2020, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the years ended December 31, 2021 and 2020. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $374,000, $375,000 and $376,000 for the years ended December 31, 2021, 2020 and 2019, respectively. At December 31, 2021, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $688,000 thereafter.

6.       DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2021	2020
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$145,739	$94,936
Demand deposits	641,284	541,759
Savings:
Regular savings accounts	217,565	175,595
Money market accounts	850,330	640,790
Time deposits	401,980	590,336
Total deposits	$2,256,898	$2,043,416

Brokered deposits, which are included within time deposits, totaled $55.3 million at December 31, 2020. There were no brokered deposits at December 31, 2021.

Time deposits of $250,000 or more totaled $65.9 million at December 31, 2021. Interest expense on time deposits of $250,000 or more totaled $412,000 and $2.8 million for the years ended December 31, 2021 and 2020, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	At December 31,
	2021	2020
	(In thousands)

2021	$—	$503,187
2022	363,290	68,920
2023	24,500	12,927
2024	7,911	3,203
2025	4,892	2,099
2026	1,387	—
Total time deposits	$401,980	$590,336

Interest expense on deposits for the years ended December 31, 2021, 2020 and 2019 is summarized as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Regular accounts	$154	$136	$146
Money market accounts	2,412	2,838	2,532
Time deposits	2,543	10,139	14,152
Interest-bearing checking accounts	399	387	377
Total	$5,508	$13,500	$17,207

Cash paid for interest on deposits totaled $5.5 million, $13.6 million and $17.2 million for years ended December 31, 2021, 2020 and 2019, respectively.

7. SHORT-TERM BORROWINGS

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2021, the Bank had $480.5 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million for the years ended December 31, 2021 and 2020. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2021 and 2020.

The Company has an available line of credit of $6.6 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2021 and 2020, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. At December 31, 2021 and 2020, we had no advances outstanding under these lines.

8.	LONG-TERM DEBT

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2021	2020	2021	2020
	(In thousands)
Fixed-rate advances maturing:
2021	$—	$42,388	—%	1.5%
2022	1,475	14,284	0.1	0.4
2023	532	532	—	—
2024	646	646	—	—
Total long-term advances	$2,653	$57,850	0.1%	1.2%

Cash paid for interest on long-term FHLB advances totaled $513,000, $3.6 million, and $4.4 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Subordinated Debt.

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

The Notes are presented net of issuance costs of $367,000 as of December 31, 2021, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $27,000 for the year ended December 31, 2021. Cash paid for interest on subordinated debt totaled $545,000 for the year ended December 31, 2021.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options. A summary of the status of our stock options at December 31, 2021 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2020	210,975	$6.46	1.67	$90
Exercised	(33,094)	5.85	0.46	90
Outstanding at December 31, 2021	177,881	$6.57	0.81	$388
Exercisable at December 31, 2021	177,881	$6.57	0.81	$388

Cash received for options exercised during the years ended December 31, 2021, 2020 and 2019 was $193,000, $43,000 and $106,000, respectively.

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

In February 2019, 108,718 shares were granted. Of the 108,718 shares, 64,496 shares were time-based, with 20,262 vesting in one year and 44,234 vesting ratably over a three-year period. The remaining 44,222 shares granted are performance-based and are subject to the achievement of the 2019 long-term incentive performance metric. The primary performance metric for 2019 grants was return on equity. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period, but will be distributed at the end of the three-year period.

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

In February 2020, 120,053 shares were granted. Of the 120,053 shares, 69,898 shares were time-based, with 19,760 vesting in one year and 50,138 vesting ratably over a three-year period. The remaining 50,155 shares granted are performance-based and are subject to the achievement of the 2020 long-term incentive performance metrics, with 50% of the performance-shares vesting for each performance metric. The primary performance metrics for the 2020 grants were return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

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

In February 2021, 19,827 shares were granted to our directors, with a one-year vesting period. At December 31, 2021, there were no remaining shares available to grant under the 2014 RSA Plan.

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a stock-based compensation plan (the “2021 RSA Plan”). Under the 2021 RSA Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of the Company. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 RSA Plan.

In May 2021, 122,362 shares were granted. Of the 122,362 shares, 61,181 shares were time-based, vesting ratably over a three-year period. The remaining 61,181 shares granted are performance-based and are subject to the achievement of the 2021 long-term incentive performance metrics, with 50% of the performance-shares vesting for each performance metric. The primary performance metrics for the 2021 grants were return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2021 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.58	$1.97	$2.36

At December 31, 2021, there were 577,638 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at December 31, 2021 and 2020 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,766	$9.63
Shares granted	154,906	8.44
Shares forfeited	(24,506)	10.59
Shares vested	(95,785)	9.05
Balance at December 31, 2021	213,381	$8.91

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	172,866	$10.07
Shares granted	145,980	8.69
Shares forfeited	(30,193)	9.96
Shares vested	(109,887)	9.00
Balance at December 31, 2020	178,766	$9.63

We recorded total expense for restricted stock awards of $1.3 million, $834,000 and $773,000 for the years ended December 31, 2021, 2020 and 2019, respectively. The aggregate fair value of restricted stock vested during 2021 was $823,000. Tax (shortfall) benefits related to equity incentive plan expense were $(5,000), $(23,000) and $21,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Unrecognized compensation cost for stock awards was $1.2 million at December 31, 2021 with a remaining term of 1.7 years.

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

At December 31, 2021, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2022	$447
2023	447
2024	447
2025	447
2026	447
Thereafter	2,121
Total	$4,356

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $682,000, $551,000 and $834,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

Shares held by the ESOP include the following at December 31, 2021 and 2020:

	2021	2020
Allocated	1,127,074	1,078,109
Committed to be allocated	81,893	85,101
Unallocated	445,013	526,906
Total	1,653,980	1,690,116

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $3.9 million and $3.6 million at December 31, 2021 and 2020, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

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

The following table provides information for the Plan at or for the years ended December 31:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$47,592	$36,158	$27,309
Service cost	1,842	1,396	1,095
Interest	1,171	1,162	1,134
Actuarial (gain) loss	(3,028)	9,690	7,074
Benefits paid	(2,488)	(814)	(454)
Benefit obligation at end of year	45,089	47,592	36,158

Change in plan assets:
Fair value of plan assets at beginning of year	26,264	22,787	18,393
Actual return on plan assets	1,926	3,191	3,923
Employer contribution	2,000	1,100	925
Benefits paid	(2,488)	(814)	(454)
Fair value of plan assets at end of year	27,702	26,264	22,787

Funded status and accrued benefit at end of year	$(17,387)	$(21,328)	$(13,371)
Accumulated benefit obligation at end of year	$34,137	$35,755	$27,634

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2021	2020
Discount rate	2.85%	2.50%
Rate of compensation increase	4.00	4.00

The discount rate used to determine the pension benefit obligation increased from 2.50% at December 31, 2020 to 2.85% at December 31, 2021, resulting in a decrease in the Plan’s pension benefit obligation for the year ended December 31, 2021.

Net pension cost includes the following components for the years ended December 31:

	2021	2020	2019
	(In thousands)
Service cost	$1,842	$1,396	$1,095
Interest cost	1,171	1,162	1,134
Expected return on assets	(1,755)	(1,526)	(1,233)
Amortization of actuarial loss	910	421	133
Net periodic pension cost	$2,168	$1,453	$1,129

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31:

	2021	2020	2019
Discount rate	2.50%	3.25%	4.25%
Expected return on plan assets	7.00	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the Plan’s investments for the years ended December 31:

	2021	2020
	(In thousands)
Pooled separate investment accounts:
Fixed income	$12,896	$13,332
Large U.S. equity	7,501	6,763
International equity	4,251	3,960
Small/mid U.S. equity	1,228	1,131
Other	1,826	1,078
Total	$27,702	$26,264

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

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2021 and 2020. There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2021	$27,702	n/a	Daily	1 day
December 31, 2020	$26,264	n/a	Daily	1 day

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. The target allocation mix for the pension plan for 2021 was an equity-based investment deployment of 50% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio is allocated to fixed income at 50% of total assets. The investment objective is to diversify investments across a spectrum of investment types to limit risks from large market swings and to provide anticipated stabilized investment returns. Trustees of the Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis. The overall investment objective is to diversify equity investments across a spectrum of types, small cap, large cap and international, along with investment styles such as growth and value.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Benefit Payments to Participants
(In thousands)

2022	$1,944
2023	2,153
2024	2,277
2025	5,547
2026	6,015
In aggregate for 2027 – 2031	12,511

We have not yet determined the amount of the contribution we expect to make to the plan during the fiscal year ending December 31, 2022.

401(k) Defined Contribution Plan.

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2021, 2020 and 2019, the Company’s percentage match was 50% up to the first 6% contributed by the employee.

The Company’s expense for the 401(k) plan match was $476,000, $468,000 and $423,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table presents information about interest rate swaps at December 31, 2021 and December 31, 2020:

December 31, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$16,023	11.1	1.99%	3.76%	$(662)
Loan-level swaps – borrower	16,023	11.1	3.76%	1.99%	662
Forward starting loan-level swaps - dealer	22,390	10.5			1,030
Forward starting loan-level swaps - borrower	22,390	10.5			(1,030)
Total	$76,826				$0

December 31, 2020	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$13,554	12.5	1.97%	3.74%	$(1,440)
Loan-level swaps – borrower	13,554	12.5	3.74%	1.97%	1,440
Forward starting loan-level swaps - dealer	22,390	11.5			114
Forward starting loan-level swaps - borrower	22,390	11.5			(114)
Total	$71,888				$0

At December 31, 2021, the Company had $76.8 million in derivatives designated as non-hedging instruments and no derivatives designated as hedging instruments, compared to $71.9 million in derivatives designated as non-hedging instruments and no derivatives designated as hedging instruments at December 31, 2020.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments not designated as hedging instruments as well as our classification on the balance sheet as of December 31, 2021 and December 31, 2020.

December 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$662	Other Liabilities	$1,030
Interest rate swap – with counterparties		1,030		662
Total derivatives not designated as hedging instruments		$1,692		$1,692

December 31, 2020	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers	Other Assets	$1,440	Other Liabilities	$114
Interest rate swap – with counterparties		114		1,440
Total derivatives not designated as hedging instruments		$1,554		$1,554

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Twelve Months Ended December 31,
	2021	2020	2019
	(In thousands)

Interest rate swaps	$0	$1,099	$(900)

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Gain Reclassified from OCI into Expense (Effective Portion)
	Twelve Months Ended December 31,
	2021	2020	2019
	(In thousands)

Interest rate swaps	$282	$1,516	$1,455

As of December 31, 2021, the Company no longer has any outstanding cash flow hedges.

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

At December 31, 2021, we had a net asset position of $368,000, and at December 31, 2020, a net liability position $1.3 million with our counterparties. As of December 31, 2021, we had minimum collateral posting thresholds with certain of our derivative counterparties and no collateral against our obligations under these agreements. If we had breached any of these provisions at December 31, 2021, we could have been required to settle our obligations under the agreements at the termination value.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. Additionally, the Company has elected the practical expedient whereby expired leases, existing operating lease classifications and initial direct costs will not be reassessed at inception. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to seventeen years, some of which include options to extend the leases for additional five-year terms up to fifteen years.

The components of lease expense were as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)

Amortization of ROU assets	$1,323	$1,191
Interest on lease liabilities	269	269
Operating lease cost	$1,592	$1,460

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,525	$1,397
ROU assets obtained in exchange for lease obligations:
Operating leases	181	4,332

Supplemental balance sheet information related to leases was as follows:

	December 31, 2021	December 31, 2020
	(In thousands)

Operating lease ROU assets	$8,789	$9,939
Operating lease liabilities	$8,964	$10,047

The weighted average remaining lease term for our operating leases was 10.2 years with a weighted average discount rate of 2.81% at December 31, 2021. Maturities of the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2022	$1,445
2023	1,203
2024	1,138
2025	1,054
2026	1,013
Thereafter	4,628
Total lease payments	10,481
Less imputed interest	(1,517)
Total	$8,964

13.	REGULATORY CAPITAL

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

At December 31, 2021, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2021, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2021 and December 31, 2020 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,093	14.27%	$146,347	8.00%	N/A	N/A
Bank	243,788	13.35	146,135	8.00	$182,669	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	109,761	6.00	N/A	N/A
Bank	224,001	12.26	109,601	6.00	146,135	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	82,320	4.50	N/A	N/A
Bank	224,001	12.26	82,201	4.50	118,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,673	8.75	101,320	4.00	N/A	N/A
Bank	224,001	8.86	101,101	4.00	126,377	5.00
December 31, 2020
Total Capital (to Risk Weighted Assets):
Consolidated	$244,158	14.65%	$133,336	8.00%	N/A	N/A
Bank	231,531	13.91	133,149	8.00	$166,436	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	100,002	6.00	N/A	N/A
Bank	210,722	12.66	99,862	6.00	133,149	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	223,320	13.40	75,002	4.50	N/A	N/A
Bank	210,722	12.66	74,896	4.50	108,183	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	223,320	9.34	95,606	4.00	N/A	N/A
Bank	210,722	8.83	95,409	4.00	119,261	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2021	2020
	(In thousands)
Consolidated GAAP capital	$223,688	$226,640
Net unrealized losses (gains) on available-for-sale securities, net of tax	3,525	(963)
Unrealized loss on defined benefit pension plan, net of tax	8,789	11,750
Accumulated net loss on cash flow hedges, net of tax	—	492
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(1,842)	(2,112)
Tier 1 and Common Equity Tier 1 capital	221,673	223,320
Allowance for loan losses for regulatory capital	19,787	20,838
Subordinated debt	19,633	—
Total regulatory capital	$261,093	$244,158

On October 27, 2020, the Company announced that the Board of Directors authorized a stock repurchase plan (the “2020 Plan”) under which the Company was authorized to purchase up to 1.3 million shares, or 5% of its outstanding common stock. On May 20, 2021, the Company announced the completion of the 2020 Plan. On April 27, 2021, the Company announced that the Board of Directors authorized a stock repurchase plan (the “2021 Plan”) under which the Company is authorized to repurchase up to 2.4 million shares, or 10% of its outstanding common stock. During the twelve months ended December 31, 2021, the Company repurchased 2,758,051 shares under both the 2020 Plan and 2021 Plan at an average price of $8.33. At December 31, 2021, there were 677,319 shares available for repurchase under the 2021 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2021 and 2020, the Bank had no retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $146.1 million and $133.1 million of our equity in the net assets of the Bank was restricted at December 31, 2021 and 2020, respectively.

14.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2021	2020	2019
		(In thousands)

Current tax provision:
Federal	$5,061	$3,793	$3,082
State	2,320	1,579	1,450
Total	7,381	5,372	4,532

Deferred tax provision (benefit):
Federal	462	(1,639)	(348)
State	182	(792)	(332)
Total	644	(2,431)	(680)
Total tax provision	$8,025	$2,941	$3,852

The differences between the statutory federal income tax at a rate of 21% and the effective tax are summarized below:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)

Statutory federal income tax	$6,662	$2,973	$3,612
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,977	622	883
Tax exempt income	(307)	(337)	(388)
Bank-owned life insurance (BOLI)	(401)	(380)	(378)
BOLI death benefit	(117)	—	—
Option exercise tax (benefit) shortfall	(15)	1	(16)
Other, net	226	62	139
Effective tax	$8,025	$2,941	$3,852

Cash paid for income taxes for the years ended December 31, 2021, 2020 and 2019 was $6.9 million, $5.8 million and $4.2 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2021	2020
	(In thousands)

Deferred tax assets:
Allowance for loan losses	$5,562	$5,947
Defined benefit plan	3,436	4,594
Lease liability	2,520	2,824
Employee benefit and share-based compensation plans	2,409	2,251
Nonaccrual interest	196	224
Net unrealized loss on derivative and hedging activity	—	192
Net unrealized loss on available-for-sale securities	1,160	—
Purchased mortgage servicing rights	140	191
Other	891	619
Gross deferred tax assets	16,314	16,842

Deferred tax liabilities:
Lease right-of-use asset	(2,471)	(2,794)
Fixed asset depreciation	(677)	(502)
Purchase accounting adjustments, net	(523)	(494)
Net unrealized gain on available-for-sale securities	—	(339)
Deferred loan fees	(539)	(121)
Other	(12)	(4)
Gross deferred tax liabilities	(4,222)	(4,254)

Net deferred tax asset	$12,092	$12,588

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

We do not have any uncertain tax positions at December 31, 2021 or 2020 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest was recorded for the years ended December 31, 2021 and 2020, and no penalties were recorded for the years ended December 31, 2021, 2020 and 2019.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2018 through 2021. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2018 are open.

15.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2021	2020
	(In thousands)

Balance at beginning of year	$695	$520
Principal distributions	12	389
Repayments of principal	(104)	(214)

Balance at end of year	$603	$695

16.	COMMITMENTS AND CONTINGENCIES

Loan Commitments.

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2021	2020
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$326,017	$325,567
Loan commitments	138,765	69,966
Existing construction loan agreements	48,235	44,088
Standby letters of credit	30,160	20,821

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

At December 31, 2021, outstanding commitments to extend credit totaled $543.2 million, with $101.5 million in fixed rate commitments with interest rates ranging from 2.75% to 18.00% and $441.7 million in variable rate commitments. At December 31, 2020, outstanding commitments to extend credit totaled $460.4 million, with $86.5 million in fixed rate commitments with interest rates ranging from 2.45% to 18.00% and $373.9 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2021, believe sufficient collateral is available to cover potential swap losses. At December 31, 2021, we had no off-balance sheet exposure to RPAs.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Vendor Contract.

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2021 were estimated to be $14.2 million, with $4.5 million expected to be paid within one year and the remaining $9.7 million to be paid within the next five years.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the partnership. At December 31, 2021, the SBIC currently has a book value of $2.7 million and is included in other assets. The unfunded commitment to the partnership was $300,000 at December 31, 2021.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$194,352	$—	$194,352
Marketable equity securities	11,896	—	—	11,896
Interest rate swaps	—	1,692	—	1,692
Total assets	$11,896	$196,044	$—	$207,940

Liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692

	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$201,880	$—	$201,880
Marketable equity securities	11,968	—	—	11,968
Interest rate swaps	—	1,554	—	1,554
Total assets	$11,968	$203,434	$—	$215,402

Liabilities:
Interest rate swaps	$—	$1,554	$—	$1,554

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2021 and 2020.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2021 and 2020.

Year Ended
	At December 31, 2021			December 31, 2021
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$437	$436

Year Ended
	At December 31, 2020			December 31, 2020
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$150	$13

The amount of impaired loans represents the carrying value, net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021 and 2020.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$103,456	$103,456	$—	$—	$103,456
Securities held-to-maturity	222,272	—	219,748	—	219,748
Securities available-for-sale	194,352	—	194,352	—	194,352
Marketable equity securities	11,896	11,896	—	—	11,896
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,844,929	—	—	1,838,045	1,838,045
Accrued interest receivable	7,775	—	—	7,775	7,775
Mortgage servicing rights	693	—	739	—	739
Derivative asset	1,692	—	1,692	—	1,692

Liabilities:
Deposits	2,256,898	—	—	2,256,834	2,256,834
Long-term debt	22,286	—	23,099	—	23,099
Accrued interest payable	28	—	—	28	28
Derivative liabilities	1,692	—	1,692	—	1,692

	December 31, 2020
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$87,444	$87,444	$—	$—	$87,444
Securities available-for-sale	201,880	—	201,880	—	201,880
Marketable equity securities	11,968	11,968	—	—	11,968
Federal Home Loan Bank of Boston and other restricted stock	5,160	—	—	5,160	5,160
Loans - net	1,906,226	—	—	1,900,750	1,900,750
Accrued interest receivable	8,477	—	—	8,477	8,477
Mortgage servicing rights	153	—	157	—	157
Derivative asset	1,554	—	1,554	—	1,554

Liabilities:
Deposits	2,043,416	—	—	2,040,293	2,040,293
Long-term debt	57,850	—	57,945	—	57,945
Accrued interest payable	124	—	—	124	124
Derivative liabilities	1,554	—	1,554	—	1,554

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

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company's revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2021, 2020 or 2019.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2021	2020
	(In thousands)
ASSETS:
Cash equivalents	$4,083	$31
Investment in subsidiaries	226,015	214,042
ESOP loan receivable	4,356	5,030
Other assets	13,819	13,002
TOTAL ASSETS	$248,273	$232,105

LIABILITIES:
ESOP loan payable	$4,356	$5,030
Other liabilities	20,229	435
EQUITY	223,688	226,640
TOTAL LIABILITIES AND EQUITY	$248,273	$232,105

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
INCOME:
Dividends from subsidiaries	$13,024	$15,812	$25,063
ESOP loan interest income	402	457	514
Other income	1	1	1
Total income	13,427	16,270	25,578

OPERATING EXPENSE:
Salaries and employee benefits	2,153	1,420	1,647
ESOP interest	402	457	514
Other expenses	998	406	352
Total operating expense	3,553	2,283	2,513

Income before equity in undistributed income of subsidiaries and income taxes	9,874	13,987	23,065
Equity in undistributed income (loss) of subsidiaries	13,009	(3,123)	(10,203)
Net income before taxes	22,883	10,864	12,862
Income tax benefit	(816)	(351)	(487)
Net income	$23,699	$11,215	$13,349

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2021	2020	2019
	(In thousands)
OPERATING ACTIVITIES:
Net income	$23,699	$11,215	$13,349
Equity in undistributed (income) loss of subsidiaries	(13,009)	3,123	10,203
Net amortization of premiums on subordinated debt	27	—	—
Change in other liabilities	(353)	(672)	(668)
Change in other assets	(142)	335	216
Other, net	1,989	1,385	1,607
Net cash provided by operating activities	12,211	15,386	24,707

INVESTING ACTIVITIES:
Purchase of securities	(105)	(122)	(140)
Sales of securities	105	122	140
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(4,677)	(5,037)	(5,274)
Common stock repurchased	(23,281)	(10,519)	(19,455)
Proceeds from issuance of subordinated debt	20,000	—	—
Payment of subordinated debt issue costs	(394)	—	—
Issuance of common stock in connection with stock option exercises	193	43	106
Net cash used in financing activities	(8,159)	(15,513)	(24,623)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	4,052	(127)	84

CASH AND CASH EQUIVALENTS
Beginning of year	31	158	74
End of year	$4,083	$31	$158
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(160)	$160	$(221)

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,033	$19,652	$20,238	$19,926
Interest expense	2,007	1,848	1,473	1,344

Net interest and dividend income	18,026	17,804	18,765	18,582

Provision (credit) for loan losses	75	(1,200)	(100)	300

(Loss) gain on available-for-sale securities, net	(62)	(12)	2	—
Unrealized (losses) gains on marketable equity securities, net	(89)	6	11	(96)
Loss on interest rate swap termination	—	(402)	—	—
Gain on non-marketable equity investments	546	—	—	352
BOLI death benefit	—	—	—	555
Gain on sale of mortgages	227	242	665	289
Other non-interest income	2,382	2,575	2,617	2,756
Non-interest income	3,004	2,409	3,295	3,856

Non-interest expense	13,327	13,674	14,018	13,923

Income before income taxes	7,628	7,739	8,142	8,215
Income tax provision	1,837	2,087	2,106	1,995
Net income	$5,791	$5,652	$6,036	$6,220

Basic earnings per share	$0.24	$0.24	$0.27	$0.28
Diluted earnings per share	$0.24	$0.24	$0.27	$0.28

	2020
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,390	$20,330	$20,447	$21,708
Interest expense (1)	5,837	5,238	4,457	2,913

Net interest and dividend income	14,553	15,092	15,990	18,795

Provision for loan losses	2,100	2,450	2,725	500

Gain on available-for-sale securities, net	23	13	1,929	—
Unrealized gains (losses) on marketable equity securities, net	102	35	(4)	(24)
Loss on interest rate swap termination	—	—	(2,353)	—
Other non-interest income	2,400	2,039	2,605	2,486
Non-interest income	2,525	2,087	2,177	2,462

Non-interest expense (2)	12,314	12,245	12,853	14,338

Income before income taxes	2,664	2,484	2,589	6,419
Income tax provision	584	463	488	1,406
Net income	$2,080	$2,021	$2,101	$5,013

Basic earnings per share	$0.08	$0.08	$0.08	$0.20
Diluted earnings per share	$0.08	$0.08	$0.08	$0.20

(1)	The decrease in interest expense for the three months ended December 31, 2020 was due to a decrease of $933,000 in interest expense on deposits and $611,000 in interest expense on FHLB borrowings, both resulting from repricing liabilities in the continued low-rate environment as well as the pay down of high-rate FHLB borrowings.

(2)	The increase in non-interest expense for the three months ended December 31, 2020 was primarily driven by a $987,000 expense resulting from the early extinguishment of $50.0 million in FHLB borrowings.