Form 10-Q
period 2022-03-31
Western New England Bancorp, Inc.
filed 2022-05-06
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

At May 2, 2022 the registrant had 22,642,038 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;

●	actions governments, businesses and individuals take in response to the COVID-19 pandemic;

●	the speed and effectiveness of any COVID-19 vaccines and treatment developments and their deployment, including public adoption rates of any COVID-19 vaccines;

●	the emergence of new COVID-19 variants, such as the Omicron variant, and the response thereto;

●	the pace of recovery when the COVID-19 pandemic subsides;

●	changes in the interest rate environment that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank Act”), Basel guidelines, capital requirements and other applicable laws and regulations;

●	the highly competitive industry and market area in which we operate;

●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;

●	changes in business conditions and inflation;

●	changes in credit market conditions;

●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	changes in technology used in the banking business;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	our controls and procedures may fail or be circumvented;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other factors detailed from time to time in our SEC filings.

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

 i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$16,983	$15,233
Federal funds sold	2,456	4,901
Interest-bearing deposits and other short-term investments	43,459	83,322
Cash and cash equivalents	62,898	103,456

Available-for-sale securities, at fair value	173,910	194,352
Held-to-maturity securities, at amortized cost (Fair value of $220,279 and $219,748 at March 31, 2022 and December 31, 2021, respectively)	237,575	222,272
Marketable equity securities, at fair value	11,643	11,896
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	2,594	2,594
Loans, net of allowance for loan losses of $19,308 at March, 31, 2022 and $19,787 at December 31, 2021	1,906,977	1,844,929
Premises and equipment, net	25,686	26,162
Accrued interest receivable	7,723	7,775
Bank-owned life insurance	73,343	72,895
Deferred tax asset, net	14,981	12,092
Goodwill	12,487	12,487
Core deposit intangible	2,469	2,563
Other assets	23,152	24,952
TOTAL ASSETS	$2,555,438	$2,538,425

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$630,208	$641,284
Interest-bearing	1,647,956	1,615,614
Total deposits	2,278,164	2,256,898

Federal Home Loan Bank advances	1,686	2,653
Subordinated debt	19,643	19,633
Securities pending settlement	146	—
Other liabilities	36,736	35,553
TOTAL LIABILITIES	2,336,375	2,314,737

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,742,189 shares issued and outstanding at March 31, 2022; 22,656,515 shares issued and outstanding at December 31, 2021	227	227
Additional paid-in capital	133,459	132,821
Unearned compensation – Employee Stock Ownership Plan	(3,307)	(3,441)
Unearned compensation - Equity Incentive Plan	(1,943)	(981)
Retained earnings	111,358	107,376
Accumulated other comprehensive loss	(20,731)	(12,314)
TOTAL SHAREHOLDERS’ EQUITY	219,063	223,688
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,555,438	$2,538,425

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2022	2021
Interest and dividend income:
Residential and commercial real estate loans	$15,343	$14,509
Commercial and industrial loans	2,544	4,542
Consumer loans	60	69
Debt securities, taxable	1,923	824
Debt securities, tax-exempt	3	3
Marketable equity securities	24	27
Other investments	25	35
Short-term investments	21	24
Total interest and dividend income	19,943	20,033

Interest expense:
Deposits	992	1,734
Long-term debt	—	273
Subordinated debt	253	—
Total interest expense	1,245	2,007
Net interest and dividend income	18,698	18,026

(Credit) provision for loan losses	(425)	75
Net interest and dividend income after (credit) provision for loan losses	19,123	17,951

Non-interest income:
Service charges and fees	2,174	1,883
Income from bank-owned life insurance	448	441
Loss on available-for-sale securities, net	(4)	(62)
Net unrealized loss on marketable equity securities	(276)	(89)
Gain on sale of mortgages	2	227
Gain on non-marketable equity investments	—	546
Other income	4	58
Total non-interest income	2,348	3,004

Non-interest expense:
Salaries and employees benefits	8,239	7,682
Occupancy	1,363	1,289
Furniture and equipment	543	490
Data processing	723	721
Professional fees	577	544
FDIC insurance assessment	286	298
Advertising	399	338
Other expenses	2,326	1,965
Total non-interest expense	14,456	13,327
Income before income taxes	7,015	7,628
Income tax provision	1,696	1,837
Net income	$5,319	$5,791

Earnings per common share:
Basic earnings per share	$0.24	$0.24
Weighted average shares outstanding	22,100,076	24,486,146
Diluted earnings per share	$0.24	$0.24
Weighted average diluted shares outstanding	22,172,909	24,543,554
Dividends per share	$0.06	$0.05

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$5,319	$5,791

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(11,468)	(4,469)
Reclassification adjustment for net losses realized in income (1)	4	62
Unrealized losses	(11,464)	(4,407)
Tax effect	2,934	1,081
Net-of-tax amount	(8,530)	(3,326)

Cash flow hedges:
Reclassification adjustment for termination fee realized in interest expense	—	140
Tax effect	—	(39)
Net-of-tax amount	—	101

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss	158	234
Tax effect	(45)	(66)
Net-of-tax amount	113	168

Other comprehensive loss	(8,417)	(3,057)

Comprehensive (loss) income	$(3,098)	$2,734

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $(1,000) and $(14,000) for the three months ended March 31, 2022 and 2021, respectively.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Dollars in thousands, except per share data)

	Common Stock		Additional	Unearned	Unearned Compensation-		Accumulated Other
	Shares	Par Value	Paid-in Capital	Compensation- ESOP	Equity Incentive Plan	Retained Earnings	Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income	—	—	—	—	—	5,791	(3,057)	2,734
Common stock held by ESOP committed to be released (81,893 shares)	—	—	8	139	—	—	—	147
Share-based compensation - equity incentive plan	—	—	—	—	231	—	—	231
Forfeited equity incentive plan shares reissued (19,154 shares)	—	—	(212)	—	212	—	—	—
Common stock repurchased	(711,635)	(7)	(5,770)	—	—	—	—	(5,777)
Issuance of common stock in connection with stock option exercises	19,400	—	113	—	—	—	—	113
Issuance of common stock in connection with equity incentive plan (19,827 shares)	—	—	162	—	(162)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,232)	—	(1,232)
BALANCE AT MARCH 31, 2021	24,583,958	$246	$148,850	$(3,858)	$(959)	$92,913	$(14,336)	$222,856

BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income	—	—	—	—	—	5,319	(8,417)	(3,098)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	45	134	—	—	—	179
Share-based compensation - equity incentive plan	—	—	—	—	301	—	—	301
Forfeited equity incentive plan shares (6,651 shares)	—	—	(57)	—	57	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Common stock repurchased	(132,358)	(2)	(1,178)	—	—	—	—	(1,180)
Issuance of common stock in connection with stock option exercises	80,881	1	509	—	—	—	—	510
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,337)	—	(1,337)
BALANCE AT MARCH 31, 2022	22,742,189	$227	$133,459	$(3,307)	$(1,943)	$111,358	$(20,731)	$219,063

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,319	$5,791
Adjustments to reconcile net income to net cash provided by operating activities:
(Credit) provision for loan losses	(425)	75
Depreciation and amortization of premises and equipment	584	584
(Accretion) amortization of purchase accounting adjustments, net	(29)	55
Amortization of core deposit intangible	94	93
Net amortization of premiums and discounts on securities and mortgage loans	441	670
Net amortization of premiums on subordinated debt	10	—
Share-based compensation expense	301	231
ESOP expense	179	147
Gain on sale of mortgages	—	(227)
Principal balance of loans originated for sale	(277)	—
Principal balance of loans sold	277	—
Net loss on available-for-sale securities	4	62
Net change in unrealized loss on marketable equity securities	276	89
Income from bank-owned life insurance	(448)	(441)
Net change in:
Accrued interest receivable	52	(6)
Other assets	(954)	2,603
Other liabilities	1,661	1,276
Net cash provided by operating activities	7,065	11,002

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(20,627)	(63,973)
Proceeds from calls, maturities and principal collections of held-to-maturity securities	5,190	—
Purchases of available-for-sale securities	—	(15,821)
Proceeds from sales and redemption of available-for-sale securities	20	14
Proceeds from calls, maturities, and principal collections of available-for-sale securities	8,630	17,163
Loan originations and principal payments, net	(61,603)	(5,205)
Redemption of Federal Home Loan Bank of Boston stock	—	668
Proceeds from sale of portfolio mortgages	—	7,801
Purchases of premises and equipment	(118)	(907)
Proceeds from payout on bank-owned life insurance	2,435	—
Net cash used in investing activities	(66,073)	(60,260)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	21,275	116,012
Repayment of long-term debt	(964)	(15,170)
Cash dividends paid on common stock	(1,337)	(1,232)
Common stock repurchased	(1,034)	(5,785)
Issuance of common stock in connection with stock option exercises	510	113
Net cash provided by financing activities	18,450	93,938

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(40,558)	44,680
Beginning of period	103,456	87,444
End of period	$62,898	$132,124

Supplemental cash flow information:
Interest paid	$1,267	$2,046
Taxes paid	1,020	828
Net change in cash due to broker for common stock repurchased	146	(8)

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2022

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2022, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results of operations for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2021, included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2022 and 2021.

Earnings per common share for the three months ended March 31, 2022 and 2021 have been computed based on the following:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands, except per share data)

Net income applicable to common stock	$5,319	$5,791

Average number of common shares issued	22,705	25,118
Less: Average unallocated ESOP Shares	(445)	(527)
Less: Average unvested equity incentive plan shares	(160)	(105)

Average number of common shares outstanding used to calculate basic earnings per common share	22,100	24,486
Effect of dilutive equity incentive plan	41	28
Effect of dilutive stock options	32	30
Average number of common shares outstanding used to calculate diluted earnings per common share	22,173	24,544

Basic earnings per share	$0.24	$0.24
Diluted earnings per share	$0.24	$0.24

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2022	December 31, 2021
	(In thousands)

Net unrealized losses on available-for-sale securities	$(16,149)	$(4,685)
Tax effect	4,094	1,160
Net-of-tax amount	(12,055)	(3,525)

Unrecognized actuarial loss on the defined benefit plan	(12,067)	(12,225)
Tax effect	3,391	3,436
Net-of-tax amount	(8,676)	(8,789)

Accumulated other comprehensive loss	$(20,731)	$(12,314)

4.       INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,904	$—	$(1,758)	$13,146
State and municipal bonds	405	1	—	406
Corporate bonds	3,022	—	(26)	2,996
Total debt securities	18,331	1	(1,784)	16,548

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	163,148	39	(13,489)	149,698
U.S. government guaranteed mortgage-backed securities	8,580	—	(916)	7,664
Total mortgage-backed securities	171,728	39	(14,405)	157,362

Total available-for-sale	190,059	40	(16,189)	173,910

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,981	—	(461)	9,520
Total debt securities	9,981	—	(461)	9,520

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	227,594	—	(16,835)	210,759
Total mortgage-backed securities	227,594	—	(16,835)	210,759

Total held-to-maturity	237,575	—	(17,296)	220,279

Total	$427,634	$40	$(33,485)	$394,189

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$—	$(676)	$14,226
State and municipal bonds	405	1	—	406
Corporate bonds	3,026	86	—	3,112
Total debt securities	18,333	87	(676)	17,744

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	427	(3,929)	167,509
U.S. government guaranteed mortgage-backed securities	9,693	8	(602)	9,099
Total mortgage-backed securities	180,704	435	(4,531)	176,608

Total available-for-sale	199,037	522	(5,207)	194,352

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,979	—	(6)	9,973
Total debt securities	9,979	—	(6)	9,973

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	—	(2,518)	209,775
Total mortgage-backed securities	212,293	—	(2,518)	209,775

Total held-to-maturity	222,272	—	(2,524)	219,748

Total	$421,309	$522	$(7,731)	$414,100

At March 31, 2022, U.S. Treasury securities with a fair value of $4.7 million, government-sponsored enterprise obligations with a fair value of $8.8 million and mortgage-backed securities with a fair value of $55.4 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2022, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due after one year through five years	$3,427	$3,402	$9,981	$9,520
Due after five years through ten years	9,904	8,869	—	—
Due after ten years	5,000	4,277	—	—
Total debt securities	18,331	16,548	9,981	9,520
Mortgage-backed securities:
Due after five years through ten years	1,901	1,823	—	—
Due after ten years	169,827	155,539	227,594	210,759
Total mortgage-backed securities	171,728	157,362	227,594	210,759

Total securities	$190,059	$173,910	$237,575	$220,279

Gross realized gains and losses on sales of available-for-sale securities for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended
	March 31,
	2022	2021
	(In thousands)

Gross gains realized	$—	$—
Gross losses realized	(4)	(62)
Net loss realized	$(4)	$(62)

Proceeds from the sales and redemption of available-for-sale securities totaled $20,000 and $14,000 for the three months ended March 31, 2022 and 2021, respectively.

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	March 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	39	$74,897	$5,877	7.3%	27	$70,790	$7,612	9.7%
U.S. government guaranteed mortgage-backed securities	2	1,093	55	4.8	7	6,571	861	11.6
Government-sponsored enterprise obligations	—	—	—	—	3	13,146	1,758	11.8
Corporate Bonds	1	2,996	26	0.9	—	—	—
Total available-for-sale	42	78,986	5,958		37	90,507	10,231

Held-to-maturity:
U.S. Treasury securities	2	9,520	461	4.6%	—	—	—	—%
Government-sponsored mortgage-backed securities	33	198,246	15,523	7.3	2	12,513	1,312	9.5
Total held-to-maturity	35	207,766	15,984		2	12,513	1,312

Total	77	$286,752	$21,942		39	$103,020	$11,543

	December 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	34	$105,221	$2,088	1.9%	18	$42,506	$1,841	4.2%
U.S. government guaranteed mortgage-backed securities	2	2,426	142	5.5	5	5,107	460	8.3
Government-sponsored enterprise obligations	—	—	—	—	3	14,226	676	4.5
Total available-for-sale	36	107,647	2,230		26	61,839	2,977

Held-to-maturity:
U.S. Treasury securities	2	9,973	6	0.1%	—	—	—	—%
Government-sponsored mortgage-backed securities	31	209,775	2,518	1.2	—	—	—	—
Total held-to-maturity	33	219,748	2,524		—	—	—

Total	69	$327,395	$4,754		26	$61,839	$2,977

During the three months ended March 31, 2022 and year ended December 31, 2021, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. Management attributed the unrealized losses at March 31, 2022 to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. Management's assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments' materiality, and duration of the investments' unrealized loss position. At March 31, 2022, the Company's corporate and municipal bond portfolios did not contain any securities rated below investment grade, as reported by major credit rating agencies.

5.        LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31,	December 31,
	2022	2021
	(In thousands)
Commercial real estate	$1,039,487	$979,969
Residential real estate:
Residential one-to-four family	564,339	552,332
Home equity	100,165	99,759
Total residential real estate	664,504	652,091

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	6,052	25,329
Commercial and industrial	209,890	201,340
Total commercial and industrial	215,942	226,669

Consumer	4,252	4,250
Total gross loans	1,924,185	1,862,979
Unamortized PPP loan fees	(255)	(781)
Unearned premiums and deferred loan fees and costs, net	2,355	2,518
Total loans, net	1,926,285	1,864,716
Allowance for loan losses	(19,308)	(19,787)
Net loans	$1,906,977	$1,844,929

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2022 and December 31, 2021, the Company was servicing commercial loans participated out to various other institutions totaling $78.3 million and $63.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2022, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (122 PSA), weighted average internal rate of return (9.02%), weighted average servicing fee (0.25%), and average cost to service loans ($83.63 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the three months ended March 31, 2022 and 2021, the Company sold $277,000 and $7.6 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 and $227,000, respectively, within non-interest income.

At March 31, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors totaling $85.5 million and $88.2 million, respectively. Servicing fee income of $53,000 and $24,000 was recorded for the three months ended March 31, 2022 and 2021, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)

Balance at the beginning of year:	$693	$153
Capitalized mortgage servicing rights	2	48
Amortization	(36)	(15)
Balance at the end of period	$659	$186
Fair value at the end of period	$813	$235

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the three months ended March 31, 2022. In addition, during the year ended December 31, 2020, the Company determined that it was prudent to provide an allowance for loan losses related to the loan portfolio acquired on October 24, 2016 from Chicopee Bancorp, Inc. (“Chicopee”) due to the ongoing impacts and extended nature of the pandemic.

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

An analysis of changes in the allowance for loan losses by segment for the three months ended March 31, 2022 and 2021 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	295	(135)	(60)	(13)	(12)	75
Charge-offs	—	—	(9)	(24)	—	(33)
Recoveries	—	8	1	19	—	28
Balance at March 31, 2021	$13,315	$4,113	$3,562	$223	$14	$21,227

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(639)	90	89	27	8	(425)
Charge-offs	(37)	(16)	(7)	(45)	—	(105)
Recoveries	—	30	1	20	—	51
Balance at March 31, 2022	$12,294	$4,068	$2,726	$199	$21	$19,308

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
March 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,294	4,068	2,726	199	21	19,308
Total allowance for loan losses	$12,294	$4,068	$2,726	$199	$21	$19,308

Impaired loans	$9,527	$2,976	$620	$—	$—	$13,123
Non-impaired loans	1,025,725	659,784	208,907	4,252	—	1,898,668
Impaired loans acquired with deteriorated credit quality	4,235	1,744	363	—	—	6,342
Total loans	$1,039,487	$664,504	$209,890	$4,252	$—	$1,918,133

December 31, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,970	3,964	2,643	197	13	19,787
Total allowance for loan losses	$12,970	$3,964	$2,643	$197	$13	$19,787

Impaired loans	$9,601	$3,223	$699	$22	$—	$13,545
Non-impaired loans	965,577	647,098	200,271	4,228	—	1,817,174
Impaired loans acquired with deteriorated credit quality	4,791	1,770	370	—	—	6,931
Total loans	$979,969	$652,091	$201,340	$4,250	$—	$1,837,650

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
March 31, 2022
Commercial real estate	$301	$—	$436	$737	$1,038,750	$1,039,487	$660
Residential real estate:
Residential	561	270	853	1,684	562,655	564,339	2,846
Home equity	230	—	88	318	99,847	100,165	112
Commercial and industrial	42	—	24	66	209,824	209,890	370
Consumer	3	—	—	3	4,249	4,252	—
Total loans	$1,137	$270	$1,401	$2,808	$1,915,325	$1,918,133	$3,988

December 31, 2021
Commercial real estate	$139	$—	$436	$575	$979,394	$979,969	$1,224
Residential real estate:
Residential	787	41	507	1,335	550,997	552,332	3,214
Home equity	57	5	63	125	99,634	99,759	94
Commercial and industrial	58	10	22	90	201,250	201,340	410
Consumer	5	—	11	16	4,234	4,250	22
Total loans	$1,046	$56	$1,039	$2,141	$1,835,509	$1,837,650	$4,964

Impaired Loans.

The following is a summary of impaired loans by class:

				Three Months Ended
	At March 31, 2022			March 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$13,762	$14,907	$—	$14,078	$53
Residential real estate:
Residential real estate	4,590	5,422	—	4,735	16
Home equity	130	153	—	121	1
Commercial and industrial	983	3,748	—	1,026	15
Consumer	—	—	—	11	—
Total impaired loans	$19,465	$24,230	$—	$19,971	$85

				Three Months Ended
	At December 31, 2021			March 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$14,392	$15,563	$—	$17,403	$108
Residential rea estate:
Residential real estate	4,881	5,381	—	6,357	104
Home equity	112	136	—	143	4
Commercial and industrial	1,069	3,850	—	4,827	62
Consumer	22	37	—	26	—
Total impaired loans	$20,476	$24,967	$—	$28,756	$278
(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three months ended March 31, 2022 and March 31, 2021. The Company's obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower's compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company's discretion. At March 31, 2022 and 2021, we had not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three months ended March 31, 2022 and 2021 pertained to performing TDRs and purchased impaired loans.

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

There were no loan modifications classified as TDRs during the three months ended March 31, 2022 and 2021. During the three months ended March 31, 2022 and 2021, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the three months ended March 31, 2022 or 2021.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired with deteriorated credit quality in the Chicopee acquisition.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2021	$12,134	$9,430	$2,704	$2,499	$6,931
Collections	(669)	(639)	(30)	(50)	(589)
Dispositions	(58)	(58)	—	(58)	—
Balance at March 31, 2022	$11,407	$8,733	$2,674	$2,391	$6,342

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

On an annual basis, or more often if needed, we formally review the ratings on all commercial real estate and commercial and industrial loans. In addition, management utilizes delinquency reports, the criticized loan report and other loan reports to monitor credit quality. In addition, at least on an annual basis, the Company contracts with an external loan review company to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of its review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
March 31, 2022
Pass (Rated 1 – 4)	$973,892	$560,425	$99,891	$199,763	$4,232	$1,838,203
Special Mention (Rated 5)	47,729	—	—	7,464	—	55,193
Substandard (Rated 6)	17,866	3,914	274	8,715	20	30,789
Total	$1,039,487	$564,339	$100,165	$215,942	$4,252	$1,924,185

December 31, 2021
Pass (Rated 1 – 4)	$913,063	$547,980	$99,503	$215,605	$4,228	$1,780,379
Special Mention (Rated 5)	48,765	—	—	2,777	—	51,542
Substandard (Rated 6)	18,141	4,352	256	8,287	22	31,058
Total	$979,969	$552,332	$99,759	$226,669	$4,250	$1,862,979

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill.

At March 31, 2022 and December 31, 2021, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three months ended March 31, 2022 or the year ended December 31, 2021. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangible.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2022 and $93,000 for the three months ended March 31, 2021. At March 31, 2022, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $594,000 thereafter.

7. SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the three months ended March 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	177,881	$6.57	0.81	$388
Exercised	(80,881)	6.29	0.43	211
Outstanding at March 31, 2022	97,000	$6.80	0.81	$206

Exercisable at March 31, 2022	97,000	$6.80	0.81	$206

Cash received for options exercised during the three months ended March 31, 2022 and 2021 was $510,000 and $113,000, respectively.

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

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance). As of December 31, 2021, the three-year performance period for the 2019 grants ended. The 2019 long term incentive plan included a “catch-up” provision allowing unearned performance-based shares from the 2019 and 2020 performance periods to be earned at the end of the three-year period based on the final year performance. Of the original 44,222 performance-based shares granted in 2019, 40,003 shares were eligible for vesting based on achieving target. Because of the “catch-up” provision within the plan, 60,009 performance-based shares vested and were issued to eligible recipients in February 2022 based on achieving stretch for each performance period.

In February 2020, 120,053 shares were granted. Of the 120,053 shares, 69,898 shares were time-based, with 19,760 vesting in one year and 50,138 vesting ratably over a three-year period. The remaining 50,155 shares granted are performance-based and are subject to the achievement of the 2020 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2020 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

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

In May 2021, 122,362 shares were granted. Of the 122,362 shares, 61,181 shares were time-based, vesting ratably over a three-year period. The remaining 61,181 shares granted are performance-based and are subject to the achievement of the 2021 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2021 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

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

In March 2022, 137,151 shares were granted. Of the 137,151 shares, 77,463 shares were time-based, with 17,775 vesting in one year and 59,688 vesting ratably over a three-year period. The remaining 59,688 shares granted are performance-based and are subject to the achievement of the 2022 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2022 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2022 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

At March 31, 2022, there were 440,487 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at March 31, 2022 and 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	213,381	$8.91
Shares granted	144,440	9.14
Shares forfeited	(6,651)	8.66
Shares vested	(60,009)	9.77
Balance at March 31, 2022	291,161	$8.85

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,766	$9.63
Shares granted	19,827	8.17
Shares forfeited	(19,154)	11.05
Shares vested	(27,727)	9.81
Balance at March 31, 2021	151,712	$9.23

We recorded total expense for restricted stock awards of $301,000 and $231,000 for the three months ended March 31, 2022 and 2021, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At March 31, 2022, the Bank had $464.1 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million as of March 31, 2022. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. As of March 31, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company has an available line of credit of $5.7 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of March 31, 2022 and December 31, 2021, there were no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At March 31, 2022, we had $1.7 million in long-term debt with the FHLB, compared to $2.7 million in long-term debt with the FHLB at December 31, 2021.

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

The Notes are presented net of issuance costs of $357,000 as of March 31, 2022, which is being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $10,000 for the three months ended March 31, 2022.

10. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the Plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the Plan’s actuaries. We have not yet determined how much we expect to contribute to the Plan in 2022. No contributions have been made to the Plan for the three months ended March 31, 2022. The Plan’s assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the custodian of the Plan. The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Service cost	$334	$454
Interest cost	313	295
Expected return on assets	(427)	(439)
Amortization of actuarial loss	158	234
Net periodic pension cost	$378	$544

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

The following table presents information about interest rate swaps at March 31, 2022 and December 31, 2021:

March 31, 2022	Notional	Weighted Average	Weighted Average Rate		Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$15,951	10.9	2.13%	3.76%	$449
Loan-level swaps – borrower counterparties	15,951	10.9	3.76%	2.13%	(449)
Forward starting loan-level swaps - dealer counterparties	22,390	10.3			2,363
Forward starting loan-level swaps - borrower counterparties	22,390	10.3			(2,363)
Total	$76,682				$0

December 31, 2021	Notional	Weighted Average	Weighted Average Rate		Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$16,023	11.1	1.99%	3.76%	$(662)
Loan-level swaps – borrower counterparties	16,023	11.1	3.76%	1.99%	662
Forward starting loan-level swaps - dealer counterparties	22,390	10.5			1,030
Forward starting loan-level swaps - borrower counterparties	22,390	10.5			(1,030)
Total	$76,826				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments not designated as hedging instruments as well as our classification on the balance sheet as of March 31, 2022 and December 31, 2021.

March 31, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with borrower counterparties		$0		$2,812
Interest rate swap – with dealer counterparties		2,812		0
Total derivatives not designated as hedging instruments	Other Assets	$2,812	Other Liabilities	$2,812

December 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with borrower counterparties		$662		$1,030
Interest rate swap – with dealer counterparties		1,030		662
Total derivatives not designated as hedging instruments	Other Assets	$1,692	Other Liabilities	$1,692

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

There were gains or losses recognized in accumulated other comprehensive income during the three months ended March 31, 2021 or 2020.

Amounts reported in accumulated other comprehensive loss related to cash flow hedge derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended March 31,

	2022	2021

Interest rate swaps	$0	$140

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

At March 31, 2022, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of March 31, 2022, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Securities Available-for-Sale.

The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities and U.S. Treasury securities. All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$173,910	$—	$173,910
Marketable equity securities	11,643	—	—	11,643
Interest rate swaps	—	2,812	—	2,812
Total assets	$11,643	$176,722	$—	$188,365

Liabilities:
Interest rate swaps	$—	$2,812	$—	$2,812

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$194,352	$—	$194,352
Marketable equity securities	11,896	—	—	11,896
Interest rate swaps	—	1,692	—	1,692
Total assets	$11,896	$196,044	$—	$207,940

Liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2022 or 2021.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$62,898	$62,898	$—	$—	$62,898
Securities held-to-maturity	237,575	9,520	210,759	—	220,279
Securities available-for-sale	173,910	—	173,910	—	173,910
Marketable equity securities	11,643	11,643	—	—	11,643
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,906,977	—	—	1,882,419	1,882,419
Accrued interest receivable	7,723	—	—	7,723	7,723
Mortgage servicing rights	659	—	813	—	813
Derivative asset	2,812	—	2,812	—	2,812

Liabilities:
Deposits	2,278,164	—	—	2,275,572	2,275,572
Long-term debt	21,329	—	21,835	—	21,835
Accrued interest payable	168	—	—	168	168
Derivative liabilities	2,812	—	2,812	—	2,812

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$103,456	$103,456	$—	$—	$103,456
Securities held-to-maturity	222,272	9,973	209,775	—	219,748
Securities available-for-sale	194,352	—	194,352	—	194,352
Marketable equity securities	11,896	11,896	—	—	11,896
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,844,929	—	—	1,838,045	1,838,045
Accrued interest receivable	7,775	—	—	7,775	7,775
Mortgage servicing rights	693	—	739	—	739
Derivative asset	1,692	—	1,692	—	1,692

Liabilities:
Deposits	2,256,898	—	—	2,256,834	2,256,834
Long-term debt	22,286	—	23,099	—	23,099
Accrued interest payable	191	—	—	191	191
Derivative liabilities	1,692	—	1,692	—	1,692

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

We strive to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that we have served since 1853. Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, commercial and industrial loans, consumer loans and a variety of deposit products. We meet the needs of our local community through a community-based and service-oriented approach to banking.

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2022 in the context of this strategy.

●	Net income was $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2022, compared to $5.8 million, or $0.24 per diluted share, for the same period in 2021.

●	The provision for loan losses decreased $500,000, from a provision for loan losses of $75,000 for the three months ended March 31, 2021 to a credit for loan losses of $425,000 for the three months ended March 31, 2022. The Company recorded net charge-offs of $54,000 for the three months ended March 31, 2022, as compared to net charge-offs of $5,000 for the three months ended March 31, 2021. The decrease in the provision versus comparative periods reflects management’s current assessment of the impact of the COVID-19 pandemic on the Bank’s loan portfolio.

●	Net interest income increased $672,000, or 3.7%, to $18.7 million, for the three months ended March 31, 2022, from $18.0 million for the three months ended March 31, 2021. The increase in net interest income was due to a decrease in interest expense of $762,000, or 38.0%, primary due to a $742,000, or 42.8%, decrease in interest expense on deposits.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the three months ended March 31, 2022. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2021 Annual Report.

RECENT DEVELOPMENTS: CORONAVIRUS PANDEMIC RESPONSE AND ACTIONS.

The Company continues to monitor COVID-19’s impact on its business and customers, however, the extent to which COVID-19 will continue to impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures.

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

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of March 31, 2022, the Company received funding approval from the SBA for 2,146 applications totaling $302.2 million. As of March 31, 2022, the Company processed 2,093 PPP loan forgiveness applications totaling $296.1 million. Total PPP loans decreased $19.3 million, or 76.3%, from $25.3 million at December 31, 2021 to $6.1 million at March 31, 2022.

During the three months ended March 31, 2022, the Company recognized $562,000 in PPP income, compared to $2.4 million during the three months ended March 31, 2021. As of March 31, 2022, the Company had $255,000 in remaining deferred PPP loan processing fees.

The table below breaks out the PPP income recognized for the periods noted:

	For the Three Months Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	($ in thousands)

PPP origination fee income	$526	$868	$1,556	$1,240	$1,999
PPP interest income	36	105	201	387	412
Total PPP Income	$562	$973	$1,757	$1,627	$2,411

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

The Company implemented a modification deferral program under the CARES Act, which allowed residential, commercial and consumer borrowers who were adversely affected by the COVID-19 pandemic, to defer loan payments for a set period of time. As of March 31, 2022, the Company had two remaining commercial real estate loans, with an outstanding principal balance of $12.1 million, under CARES Act modification. The two borrowers were granted a principal deferral under the Company’s modification deferral program, but continue to make their interest and real estate tax payments. There were no outstanding deferrals related to residential and consumer loans under CARES modification as of March 31, 2022.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The ongoing COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, reduce demand for our products and services and other negative impacts on our financial position, results of operations and prospects. As of March 31, 2022, the Company’s delinquency and nonperforming assets have not been materially impacted by the COVID-19 pandemic, and therefore, have not resulted in material credit losses within the lending portfolio.

The Company is continuing to monitor COVID-19’s impact on its business and its customers, however, the extent to which COVID-19 will further impact its results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2022 AND DECEMBER 31, 2021

At March 31, 2022, total assets were $2.6 billion, an increase of $17.0 million, or 0.7%, from December 31, 2021. During the three months ended March 31, 2022, cash and cash equivalents decreased $40.6 million, or 39.2%, to $62.9 million, investment securities decreased $5.4 million, or 1.3%, to $423.1 million and total loans, excluding PPP loans, increased $80.8 million, or 4.4%, to $1.9 billion.

At March 31, 2022, the Company’s available-for-sale securities portfolio decreased $20.4 million, or 10.5%, from $194.4 million at December 31, 2021 to $173.9 million at March 31, 2022. The held-to-maturity securities portfolio, recorded at amortized cost, increased $15.3 million, or 6.9%, from $222.3 million at December 31, 2021 to $237.6 million at March 31, 2022. The Company allocated a portion of its excess liquidity to the investment portfolio as an alternative to cash and cash equivalents. This shift from overnight investments to held-to-maturity securities will assist the Company with managing the yield on interest-earning assets in the low interest rate environment that we are experiencing while providing ongoing cash flows from payments and pay downs. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

At March 31, 2022, total loans were $1.9 billion, an increase of $61.6 million, or 3.3%, from December 31, 2021. Excluding PPP loans, total loans increased $80.8 million, or 4.4%, driven by an increase in commercial real estate loans of $59.5 million, or 6.1%, partially offset by a decrease in total commercial and industrial loans of $10.7 million, or 4.7%. Excluding a decrease of $19.3 million in PPP loans from December 31, 2021, commercial and industrial loans increased $8.6 million, or 4.2%, at March 31, 2022. Residential real estate loans, which include home equity loans, increased $12.4 million, or 1.9%. In accordance with the Company’s asset/liability management strategy, during the three months ended March 31, 2022, the Company sold $277,000 of fixed rate, low coupon residential real estate loans to the secondary market. As of March 31, 2022, the Company serviced $85.5 million in loans sold to the secondary market, compared to $88.2 million at December 31, 2021. Servicing rights will continue to be retained on all loans written and sold to the secondary market.

All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $60,000 and $80,000 for the three months ended March 31, 2022 and 2021, respectively.

At March 31, 2022, nonperforming loans totaled $4.0 million, or 0.21% of total loans, compared to $5.0 million, or 0.27% of total loans, at December 31, 2021. At March 31, 2022, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, was 0.16% at March 31, 2022, compared to 0.20% at December 31, 2021. The allowance for loan losses as a percentage of total loans, was 1.00% at March 31, 2022, compared to 1.06% at December 31, 2021. At March 31, 2022, the allowance for loan losses as a percentage of nonperforming loans was 484.2%, compared to 398.6%, at December 31, 2021. A summary of our past due and nonaccrual loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

At March 31, 2022, total deposits were $2.3 billion, an increase of $21.3 million, or 0.9%, from December 31, 2021, primarily due to an increase in core deposits of $44.2 million, or 2.4%. Core deposits, which the Company defines as all deposits except time deposits, increased to $1.9 billion and were 83.4% and 82.2% of total deposits at March 31, 2022 and December 31, 2021, respectively. Non-interest-bearing deposits decreased $11.1 million, or 1.7%, to $630.2 million, interest-bearing checking accounts decreased $6.4 million, or 4.4%, to $139.3 million, savings accounts increased $7.0 million, or 3.2%, to $224.6 million, and money market accounts increased $54.7 million, or 6.4%, to $905.1 million. Time deposits decreased $23.0 million, or 5.7%, from $402.0 million at December 31, 2021 to $379.0 million at March 31, 2022. The Company did not have any brokered deposits at March 31, 2022 or December 31, 2021.

At March 31, 2022, total borrowings decreased $1.0 million, or 4.5%, from $22.3 million at December 31, 2021, to $21.3 million. FHLB advances decreased $1.0 million, or 36.5%, to $1.7 million and subordinated debt outstanding totaled $19.6 million at March 31, 2022 and at December 31, 2021.

At March 31, 2022, shareholders’ equity was $219.1 million, or 8.6% of total assets, compared to $223.7 million, or 8.8% of total assets, at December 31, 2021. The decrease in shareholders’ equity reflects $1.2 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $1.3 million and an increase in accumulated other comprehensive loss of $8.4 million, partially offset by net income of $5.3 million. Total shares outstanding as of March 31, 2022 were 22,742,189.

The Company’s book value per share was $9.63 at March 31, 2022 compared to $9.87 at December 31, 2021, while tangible book value per share, a non-GAAP financial measurement, decreased $0.24, or 2.6%, from $9.21 at December 31, 2021 to $8.97 at March 31, 2022. AOCI reduced the tangible book value per common share by $0.37 as of March 31, 2022, primarily due to the impact of higher interest rates on the fair value of available-for-sale securities.  As of March 31, 2022, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements.

The Company’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements and internal target minimal levels. At March 31, 2022, the Company’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 8.9%, 11.9%, and 14.0%, respectively, and the Bank’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 9.1%, 12.1%, and 13.1%, respectively, compared with regulatory “well capitalized” minimums of 5.00%, 6.5%, and 10.00%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND MARCH 31, 2021

General.

Net income was $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2022, compared to $5.8 million, or $0.24 per diluted share, for the same period in 2021. Net interest income was $18.7 million and $18.0 million for the three months ended March 31, 2022 and 2021, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2022 and 2021, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,894,870	$18,067	3.87%	$1,923,477	$19,220	4.05%
Securities(2)	423,437	1,950	1.87	227,330	854	1.52
Other investments - at cost	10,595	25	0.96	9,663	35	1.47
Short-term investments(3)	57,030	21	0.15	95,004	24	0.10
Total interest-earning assets	2,385,932	20,063	3.41	2,255,474	20,133	3.62
Total non-interest-earning assets	143,635			144,588
Total assets	$2,529,567			$2,400,062

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$132,192	95	0.29%	$90,503	$105	0.47%
Savings accounts	218,448	36	0.07	187,217	37	0.08
Money market accounts	878,393	521	0.24	675,662	653	0.39
Time deposits	389,063	340	0.35	567,102	939	0.67
Total interest-bearing deposits	1,618,096	992	0.25	1,520,484	1,734	0.46
Short-term borrowings and long-term debt	21,975	253	4.67	52,670	273	2.10
Interest-bearing liabilities	1,640,071	1,245	0.31	1,573,154	2,007	0.52
Non-interest-bearing deposits	633,082			561,581
Other non-interest-bearing liabilities	32,857			38,360
Total non-interest-bearing liabilities	665,939			599,941

Total liabilities	2,306,010			2,173,095
Total equity	223,557			226,967
Total liabilities and equity	$2,529,567			$2,400,062
Less: Tax-equivalent adjustment(2)		(120)			(100)
Net interest and dividend income		$18,698			$18,026
Net interest rate spread(4)			3.08%			3.08%
Net interest rate spread, on a tax equivalent basis(5)			3.10%			3.10%
Net interest margin(6)			3.18%			3.24%
Net interest margin, on a tax equivalent basis(7)			3.20%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.48%			143.37%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$(286)	$(867)	$(1,153)
Securities (1)	737	359	1,096
Other investments - at cost	3	(13)	(10)
Short-term investments	(10)	7	(3)
Total interest-earning assets	444	(514)	(70)

Interest-bearing liabilities
Interest-bearing checking accounts	48	(58)	(10)
Savings accounts	6	(7)	(1)
Money market accounts	196	(328)	(132)
Time deposits	(295)	(304)	(599)
Short-term borrowing and long-time debt	(159)	139	(20)
Total interest-bearing liabilities	(204)	(558)	(762)
Change in net interest and dividend income (1)	$648	$44	$692

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $672,000, or 3.7%, to $18.7 million for the three months ended March 31, 2022, from $18.0 million for the three months ended March 31, 2021. The increase in net interest income was due to a decrease in interest expense of $762,000, or 38.0%, primary due to a $742,000, or 42.8%, decrease in interest expense on deposits. Excluding PPP income, interest income increased $1.8 million, or 10.0%, from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to higher investment and loan income.

Net interest income for the three months ended March 31, 2022 included PPP income of $562,000, compared to $2.4 million for the three months ended March 31, 2021. During the three months ended March 31, 2022 interest income included $39,000 in positive purchase accounting adjustments, compared to $45,000 in negative purchase accounting adjustments during the three months ended March 31, 2021. Net interest income as adjusted for the preceding items increased $2.4 million, or 15.6%, from $15.7 million during the three months ended March 31, 2021, to $18.1 million during the three months ended March 31, 2022.

The net interest margin was 3.18% for the three months ended March 31, 2022, compared to 3.24%, for the three months ended March 31, 2021. The net interest margin, on a tax-equivalent basis, was 3.20% for the three months ended March 31, 2022, compared to 3.26% for the three months ended March 31, 2021. Excluding the adjustments discussed above, the net interest margin increased six basis points from 3.04% for the three months ended March 31, 2021 to 3.10% for the three months ended March 31, 2022. The Company’s net interest margin was positively impacted by higher average balances for loans and securities and a decrease in lower yielding interest-earning assets.

The loan yield decreased 19 basis points from 4.03% for the three months ended March 31, 2021 to 3.84% for the three months ended March 31, 2022. Excluding PPP loans and purchase accounting adjustments, the average loan yield decreased 13 basis points from 3.87% for the three months ended March 31, 2021 to 3.74% for the three months ended March 31, 2022. The average yield on interest-earning assets decreased 21 basis points from 3.60% for the three months ended March 31, 2021 to 3.39% for the three months ended March 31, 2022.

During the three months ended March 31, 2022, average interest-earning assets increased $130.5 million, or 5.8%, to $2.4 billion compared to the three months ended March 31, 2021. The increase was primarily due to an increase in average securities of $197.0 million, or 83.1%. Excluding the $151 million decrease in average PPP loans, average loans increased $122.9 million, or 7.0%, from the three months ended March 31, 2021 to the three months ended March 31, 2022. Total average loans, excluding average PPP loans, were 78.8% of total average interest-earning assets for the three months ended March 31, 2022, compared to 77.9% for the three months ended March 31, 2021.

During the three months ended March 31, 2022, the average cost of funds, including non-interest bearing demand accounts and borrowings, decreased 16 basis points, from 0.38% for the three months ended March 31, 2021 to 0.22% for the three months ended March 31, 2022. The average cost of core deposits, including non-interest bearing demand deposits, decreased 7 basis points from 0.21% for the three months ended March 31, 2021 to 0.14% for the three months ended March 31, 2022. The average cost of time deposits decreased 32 basis points from 0.67% for the three months ended March 31, 2021 to 0.35% for the three months ended March 31, 2022, while the average cost of borrowings increased from 2.10% for the three months ended March 31, 2021 to 4.67% for the three months ended March 31, 2022. Average demand deposits, an interest-free source of funds, increased $71.5 million, or 12.7%, from $561.6 million, or 27.0% of total average deposits, for the three months ended March 31, 2021 to $633.1 million, or 28.1%, of total average deposits, for the three months ended March 31, 2022.

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

The provision for loan losses decreased $500,000, from a provision for loan losses of $75,000 for the three months ended March 31, 2021 to a credit for loan losses of $425,000 for the three months ended March 31, 2022. The Company recorded net charge-offs of $54,000 for the three months ended March 31, 2022, as compared to net charge-offs of $5,000 for the three months ended March 31, 2021. The decrease in the provision versus comparative periods reflected management’s current assessment of the impact of the COVID-19 pandemic on the Bank’s loan portfolio. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic, economic trends and their potential effect on asset quality. As of March 31, 2022, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

Non-Interest Income.

Non-interest income decreased $656,000, or 21.8%, to $2.3 million for the three months ended March 31, 2022, from $3.0 million for the three months ended March 31, 2021. The three months ended March 31, 2021, included a gain on non-marketable equity investments of $546,000. Service charges and fees on deposits increased $291,000, or 15.5%, and income from bank-owned life insurance increased $7,000, or 1.6%, from $441,000 for the three months ended March 31, 2021 to $448,000, for the three months ended March 31, 2022. Income from mortgage banking activities decreased $225,000, or 99.1%, and other income decreased $54,000. During the three months ended March 31, 2022, unrealized losses on marketable equity securities were $276,000, compared to unrealized losses of $89,000 during the three months ended March 31, 2021. During the three months ended March 31, 2022, the Company reported realized losses on the sale of securities of $4,000, compared to realized losses of $62,000 during the three months ended March 31, 2021.

Non-Interest Expense.

For the three months ended March 31, 2022, non-interest expense increased $1.1 million, or 8.5%, to $14.5 million from $13.3 million, for the three months ended March 31, 2021. Salaries and employee benefits expense increased $638,000, or 8.4%, to $8.2 million, primarily due to annual merit increases and benefit costs. Other non-interest expense increased $280,000, or 13.7%, occupancy expense increased $74,000, or 5.7%, furniture and equipment increased $53,000, or 10.8%, professional fees increased $33,000, or 6.1%, advertising expenses increased $61,000, or 18.0%, and data processing related expenses increased $2,000, or 0.3%. FDIC insurance expense decreased $12,000, or 4.0%. The efficiency ratio was 68.7% for the three months ended March 31, 2022, compared to 63.4% for the three months ended March 31, 2021. The adjusted efficiency ratio, a non-GAAP financial measure, was 67.8% for the three months ended March 31, 2022, compared to 64.6% for the three months ended March 31, 2021. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended March 31, 2022 was $1.7 million, or an effective tax rate of 24.2%, compared to $1.8 million, or an effective tax rate of 24.1%, for the three months ended March 31, 2021.

Explanation of Use of Non-GAAP Financial Measurements.

We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt loans and securities on a tax-equivalent basis, as well as presenting tangible book value per share and adjusted efficiency ratio, and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax-exempt loans and securities to a tax-equivalent amount, as well as the presentation of tangible book value per share and adjusted efficiency ratio, may be considered to include financial information that is not in compliance with GAAP. A reconciliation from GAAP to non-GAAP is provided below.

	Three Months Ended
	March 31, 2022		December 31, 2021		March 31, 2021
	(Dollars in thousands)
		Average Yield		Average Yield		Average Yield
Loans (no tax adjustment)	$17,947	3.84%	$18,089	3.88%	$19,120	4.03%
Tax-equivalent adjustment (1)	120		108		100
Loans (tax-equivalent basis)	$18,067	3.87%	$18,197	3.90%	$19,220	4.05%

Securities (no tax adjustment)	$1,950	1.87%	$1,763		$854	1.52%
Tax-equivalent adjustment (1)	—		1		—
Securities (tax-equivalent basis)	$1,950	1.87%	$1,764	1.74%	$854	1.52%

Net interest income (no tax adjustment)	$18,698		$18,582		$18,026
Tax-equivalent adjustment (1)	120		109		100
Net interest income (tax-equivalent basis)	$18,818		$18,691		$18,126

Interest rate spread (no tax adjustment)	3.08%		2.97%		3.08%
Net interest margin (no tax adjustment)	3.18%		3.08%		3.24%
Net interest margin (tax-equivalent)	3.20%		3.10%		3.26%

Net interest income (no tax adjustment)	$18,698		$18,582		$18,026
Less:
Purchase accounting adjustments	39		(31)		(45)
Prepayment penalties and fees	21		21		35
PPP fee income	562		973		2,411
Adjusted net interest income (non-GAAP)	$18,076		$17,619		$15,625

Average interest-earning assets	$2,385,932		$2,394,397		$2,255,474
Average interest-earnings asset, excluding average PPP loans	$2,370,852		$2,352,858		$2,088,910

Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income, prepayment penalties and average PPP loans (non-GAAP)	3.10%		2.97%		3.04%

Book Value per Share (GAAP)	$9.63		$9.87		$9.07
Non-GAAP adjustments:
Goodwill	(0.55)		(0.55)		(0.51)
Core deposit intangible	(0.11)		(0.11)		(0.12)
Tangible Book Value per Share (non-GAAP)	$8.97		$9.21		$8.44

Income Before Income Taxes (GAAP)	$7,015		$8,215		$7,628
(Credit) provision for loan losses	(425)		300		75
Income Before Taxes and Provision (non-GAAP)	$6,590		$8,515		$7,703

	Three Months Ended
	March 31, 2022	December 31, 2021	March 31, 2021
	(Dollars in thousands)

Efficiency Ratio:
Non-interest Expense (GAAP)	$14,456	$13,923	$13,327

Net Interest Income (GAAP)	$18,698	$18,582	$18,026

Non-interest Income (GAAP)	$2,348	$3,856	$3,004
Non-GAAP adjustments:
Bank-owned life insurance death benefit	—	(555)	—
Loss on securities, net	4	—	62
Unrealized loss on marketable equity securities	276	96	89
Gain on non-marketable equity investments	—	(352)	(546)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,628	$3,045	$2,609
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$21,326	$21,627	$20,635

Efficiency Ratio (GAAP)	68.69%	62.05%	63.37%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	67.79%	64.38%	64.58%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

Primary Sources of Liquidity

At March 31, 2022 and December 31, 2021, outstanding borrowings from the FHLB were $1.7 million and $2.7 million, respectively. At March 31, 2022, we had $464.1 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2022 and December 31, 2021, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the three months ended March 31, 2022 and 2021, we originated $149.4 million and $108.3 million in loans, respectively. We purchased securities totaling $20.6 million for the three months ended March 31, 2022 and $79.8 million for the three months ended March 31, 2021. At March 31, 2022, the Company had approximately $206.8 million in loan commitments and letters of credit to borrowers and approximately $320.8 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At March 31, 2022, time deposit accounts scheduled to mature within one year totaled $330.7 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of March 31, 2022 were estimated to be $13.1 million, with $4.5 million expected to be paid within one year and the remaining $8.6 million to be paid within the next five years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to seventeen years, some of which include options to extend the leases for additional five-year terms up to fifteen years. Lease liabilities totaled $10.1 million as of March 31, 2022. Principal payments expected to be made on our lease liabilities during the twelve months ended March 31, 2023 are $1.4 million. The remaining lease liability payments totaled $8.7 million and are expected to be made after March 31, 2023.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2022, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At March 31, 2022, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2022, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$264,483	13.97%	$151,486	8.00%	N/A	N/A
Bank	247,643	13.09	151,340	8.00	$189,175	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	225,532	11.91	113,614	6.00	N/A	N/A
Bank	228,335	12.07	113,505	6.00	151,340	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	225,532	11.91	85,211	4.50	N/A	N/A
Bank	228,335	12.07	85,129	4.50	122,964	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	225,532	8.94	100,931	4.00	N/A	N/A
Bank	228,335	9.07	100,720	4.00	125,900	5.00

December 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,093	14.27%	$146,347	8.00%	N/A	N/A
Bank	243,788	13.35	146,135	8.00	$182,669	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	109,761	6.00	N/A	N/A
Bank	224,001	12.26	109,601	6.00	146,135	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	82,320	4.50	N/A	N/A
Bank	224,001	12.26	82,201	4.50	118,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,673	8.75	101,320	4.00	N/A	N/A
Bank	224,001	8.86	101,101	4.00	126,377	5.00

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

OFF-BALANCE SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements, other than noted above under Material Cash Commitments, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2021 Annual Report. Please refer to Item 7A of the 2021 Annual Report for additional information.

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2021 Annual Report. There are no material changes in the risk factors relevant to our operations since December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2022	46,640	8.57	46,640	630,679
February 1 - 28, 2022	23,878	9.13	4,194	626,485
March 1 - 31, 2022	61,840	9.08	61,840	564,645
Total	132,358	8.91	112,674	564,645

(1)	On April 27, 2021, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 2,400,000 shares, or 10%, of its outstanding common stock.

(2)	Repurchase of 19,684 shares related to tax obligations for shares of restricted stock that vested on February 24, 2022 under our 2019 LTI Recognition & Retention Plan. These repurchases were reported by each reporting person on February 28, 2022.

There were no sales by us of unregistered securities during the three months ended March 31, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2022.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer