Form 10-Q
period 2022-06-30
Western New England Bancorp, Inc.
filed 2022-08-05
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

At July 29, 2022 the registrant had 22,307,876 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$19,531	$15,233
Federal funds sold	1,508	4,901
Interest-bearing deposits and other short-term investments	26,474	83,322
Cash and cash equivalents	47,513	103,456

Available-for-sale securities, at fair value	160,925	194,352
Held-to-maturity securities, at amortized cost (Fair value of $204,791 and $219,748 at June 30, 2022 and December 31, 2021, respectively)	233,803	222,272
Marketable equity securities, at fair value	11,453	11,896
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	1,882	2,594
Loans, net of allowance for loan losses of $19,560 at June 30, 2022 and $19,787 at December 31, 2021	1,956,140	1,844,929
Premises and equipment, net	25,349	26,162
Accrued interest receivable	7,869	7,775
Bank-owned life insurance	73,801	72,895
Deferred tax asset, net	17,038	12,092
Goodwill	12,487	12,487
Core deposit intangible	2,375	2,563
Other assets	26,722	24,952
TOTAL ASSETS	$2,577,357	$2,538,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$647,571	$641,284
Interest-bearing	1,654,401	1,615,614
Total deposits	2,301,972	2,256,898

Shot-term borrowings	4,790	—
Long-term debt	1,360	2,653
Subordinated debt	19,653	19,633
Other liabilities	34,252	35,553
TOTAL LIABILITIES	2,362,027	2,314,737

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,465,991 shares issued and outstanding at June 30, 2022; 22,656,515 shares issued and outstanding at December 31, 2021	225	227
Additional paid-in capital	131,104	132,821
Unearned compensation – Employee Stock Ownership Plan	(3,173)	(3,441)
Unearned compensation - Equity Incentive Plan	(1,651)	(981)
Retained earnings	115,561	107,376
Accumulated other comprehensive loss	(26,736)	(12,314)
TOTAL SHAREHOLDERS’ EQUITY	215,330	223,688
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,577,357	$2,538,425

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2022	2021	2022	2021
Interest and dividend income:
Residential and commercial real estate loans	$16,103	$14,457	$31,446	$28,966
Commercial and industrial loans	2,334	3,801	4,878	8,344
Consumer loans	63	63	123	131
Debt securities, taxable	2,029	1,250	3,952	2,074
Debt securities, tax-exempt	3	3	6	6
Marketable equity securities	36	24	60	51
Other investments	30	28	55	63
Short-term investments	48	26	69	50
Total interest and dividend income	20,646	19,652	40,589	39,685

Interest expense:
Deposits	990	1,466	1,982	3,200
Long-term debt	—	185	—	458
Subordinated debt	254	197	507	197
Short-term borrowings	10	—	10	—
Total interest expense	1,254	1,848	2,499	3,855
Net interest and dividend income	19,392	17,804	38,090	35,830

Provision (credit) for loan losses	300	(1,200)	(125)	(1,125)
Net interest and dividend income after provision (credit) for loan losses	19,092	19,004	38,215	36,955

Non-interest income:
Service charges and fees	2,346	2,075	4,520	3,958
Income from bank-owned life insurance	458	500	906	941
Loss on available-for-sale securities, net	—	(12)	(4)	(74)
Net unrealized (loss) gain on marketable equity securities	(225)	6	(501)	(83)
Gain on sale of mortgages	—	242	2	469
Gain on non-marketable equity investments	141	—	141	546
Loss on interest rate swap terminations	—	(402)	—	(402)
Other income	21	—	25	58
Total non-interest income	2,741	2,409	5,089	5,413

Non-interest expense:
Salaries and employees benefits	8,236	8,054	16,475	15,736
Occupancy	1,177	1,099	2,540	2,388
Furniture and equipment	539	513	1,082	1,003
Data processing	731	758	1,454	1,479
Professional fees	719	589	1,296	1,133
FDIC insurance assessment	234	225	520	523
Advertising	412	347	811	685
Loss on prepayment of borrowings	—	45	—	45
Other expenses	2,385	2,044	4,711	4,009
Total non-interest expense	14,433	13,674	28,889	27,001
Income before income taxes	7,400	7,739	14,415	15,367
Income tax provision	1,865	2,087	3,561	3,924
Net income	$5,535	$5,652	$10,854	$11,443

Earnings per common share:
Basic earnings per share	$0.25	$0.24	$0.49	$0.47
Weighted average basic shares outstanding	21,991,383	23,722,903	22,045,052	24,102,416
Diluted earnings per share	$0.25	$0.24	$0.49	$0.47
Weighted average diluted shares outstanding	22,025,687	23,773,562	22,098,620	24,156,450
Dividends per share	$0.06	$0.05	$0.12	$0.10

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Net income	$5,535	$5,652	$10,854	$11,443

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains	(8,220)	707	(19,688)	(3,762)
Reclassification adjustment for net losses realized in income (1)	—	12	4	74
Unrealized (losses) gains	(8,220)	719	(19,684)	(3,688)
Tax effect	2,100	(165)	5,034	916
Net-of-tax amount	(6,120)	554	(14,650)	(2,772)

Cash flow hedges:
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	—	402	—	402
Reclassification adjustment for termination fee realized in interest expense (3)	—	142	—	282
Unrealized gains on cash flow hedges	—	544	—	684
Tax effect	—	(153)	—	(192)
Net-of-tax amount	—	391	—	492

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss	159	233	317	467
Tax effect	(44)	(65)	(89)	(131)
Net-of-tax amount	115	168	228	336

Other comprehensive (loss) income	(6,005)	1,113	(14,422)	(1,944)

Comprehensive (loss) income	$(470)	$6,765	$(3,568)	$9,499

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $3,000 for the three months ended June 30, 2021. The tax effects applicable to net realized gains and losses were $1,000 and $16,000 for the six months ended June 30, 2022 and 2021, respectively.
(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments was $113,000 for the three months ended June 30, 2021.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $40,000 for the three months ended June 30, 2021 and $79,000 for the six months ended June 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income (loss)	—	—	—	—	—	5,319	(8,417)	(3,098)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	45	134	—	—	—	179
Share-based compensation - equity incentive plan	—	—	—	—	301	—	—	301
Forfeited equity incentive plan shares (6,651 shares)	—	—	(57)	—	57	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Common stock repurchased	(132,358)	(2)	(1,178)	—	—	—	—	(1,180)
Issuance of common stock in connection with stock option exercises	80,881	1	509	—	—	—	—	510
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,337)	—	(1,337)
BALANCE AT MARCH 31, 2022	22,742,189	$227	$133,459	$(3,307)	$(1,943)	$111,358	$(20,731)	$219,063
Comprehensive income (loss)	—	—	—	—	—	5,535	(6,005)	(470)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	38	134	—	—	—	172
Share-based compensation - equity incentive plan	—	—	—	—	292	—	—	292
Common stock repurchased	(293,173)	(2)	(2,508)	—	—	—	—	(2,510)
Issuance of common stock in connection with stock option exercises	16,975	—	115	—	—	—	—	115
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,332)	—	(1,332)
BALANCE AT JUNE 30, 2022	22,465,991	$225	$131,104	$(3,173)	$(1,651)	$115,561	$(26,736)	$215,330

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021
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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$10,854	$11,443
Adjustments to reconcile net income to net cash provided by operating activities:
Credit for loan losses	(125)	(1,125)
Depreciation and amortization of premises and equipment	1,163	1,168
(Accretion) amortization of purchase accounting adjustments, net	(84)	89
Amortization of core deposit intangible	188	187
Net amortization of premiums and discounts on securities and mortgage loans	827	1,170
Amortization of subordinated debt issuance costs	20	8
Share-based compensation expense	593	611
ESOP expense	351	313
Gain on sale of portfolio mortgages	—	(227)
Principal balance of loans originated for sale	(277)	(9,991)
Principal balance of loans sold	277	9,991
Net change in unrealized loss on marketable equity securities	501	83
Net loss on available-for-sale securities	4	74
Income from bank-owned life insurance	(906)	(941)
Net change in:
Accrued interest receivable	(94)	410
Other assets	(4,846)	(5,473)
Other liabilities	(344)	5,748
Net cash provided by operating activities	8,102	13,538

INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(21,808)	(108,694)
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	10,021	845
Purchases of available-for-sale securities	(3,000)	(65,291)
Proceeds from redemptions and sales of available-for-sale securities	20	129
Proceeds from calls, maturities, and principal collections of available-for-sale securities	16,107	31,083
Loan originations and principal payments, net	(111,020)	42,431
Redemption of Federal Home Loan Bank of Boston stock	712	1,124
Proceeds from sale of portfolio mortgages	—	7,801
Purchases of premises and equipment	(370)	(1,114)
Proceeds from payout on bank-owned life insurance	2,435	—
Net cash used in investing activities	(106,903)	(91,686)

FINANCING ACTIVITIES:
Net increase in deposits	45,091	142,535
Net change in short-term borrowings	4,790	—
Repayment of long-term debt	(1,289)	(52,852)
Proceeds from subordinated debt issuance	—	20,000
Payment of subordinated debt issuance costs	—	(394)
Cash dividends paid	(2,669)	(2,427)
Common stock repurchased	(3,690)	(10,777)
Issuance of common stock in connection with stock option exercise	625	113
Net cash provided by financing activities	42,858	96,198

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(55,943)	18,050
Beginning of period	103,456	87,444
End of period	$47,513	$105,494

Supplemental cash flow information:
Net change in cash due to broker	$—	$301
Interest paid	2,521	3,912
Taxes paid	4,955	4,211

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2022

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2022, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results of operations for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

Earnings per share for the three and six months ended June 30, 2022 and 2021 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands, except per share data)

Net income applicable to common stock	$5,535	$5,652	$10,854	$11,443

Average number of common shares issued	22,576	24,345	22,640	24,729
Less: Average unallocated ESOP Shares	(425)	(506)	(435)	(516)
Less: Average unvested performance-based equity incentive plan shares	(160)	(116)	(160)	(110)

Average number of common shares outstanding used to calculate basic earnings per common share	21,991	23,723	22,045	24,103

Effect of dilutive performance-based equity incentive plan	17	10	29	19
Effect of dilutive stock options	17	40	24	35

Average number of common shares outstanding used to calculate diluted earnings per common share	22,025	23,773	22,098	24,157

Basic earnings per share	$0.25	$0.24	$0.49	$0.47
Diluted earnings per share	$0.25	$0.24	$0.49	$0.47

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2022	December 31, 2021
	(In thousands)

Net unrealized losses on available-for-sale securities	$(24,369)	$(4,685)
Tax effect	6,194	1,160
Net-of-tax amount	(18,175)	(3,525)

Unrecognized actuarial loss on the defined benefit plan	(11,908)	(12,225)
Tax effect	3,347	3,436
Net-of-tax amount	(8,561)	(8,789)

Accumulated other comprehensive loss	$(26,736)	$(12,314)

4.	SECURITIES

Available-for-sale and held-to-maturity investment securities at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,908	$—	$(2,512)	$12,396
State and municipal bonds	405	—	—	405
Corporate bonds	6,019	24	(109)	5,934
Total debt securities	21,332	24	(2,621)	18,735

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	156,160	—	(20,606)	135,554
U.S. government guaranteed mortgage-backed securities	7,803	—	(1,167)	6,636
Total mortgage-backed securities	163,963	—	(21,773)	142,190

Total available-for-sale	185,295	24	(24,394)	160,925

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,983	—	(602)	9,381
Total debt securities	9,983	—	(602)	9,381

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	223,820	—	(28,410)	195,410
Total mortgage-backed securities	223,820	—	(28,410)	195,410

Total held-to-maturity	233,803	—	(29,012)	204,791

Total	$419,098	$24	$(53,406)	$365,716

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$—	$(676)	$14,226
State and municipal bonds	405	1	—	406
Corporate bonds	3,026	86	—	3,112
Total debt securities	18,333	87	(676)	17,744

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	427	(3,929)	167,509
U.S. government guaranteed mortgage-backed securities	9,693	8	(602)	9,099
Total mortgage-backed securities	180,704	435	(4,531)	176,608

Total available-for-sale	199,037	522	(5,207)	194,352

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,979	—	(6)	9,973
Total debt securities	9,979	—	(6)	9,973

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	—	(2,518)	209,775
Total mortgage-backed securities	212,293	—	(2,518)	209,775

Total held-to-maturity	222,272	—	(2,524)	219,748

Total	$421,309	$522	$(7,731)	$414,100

At June 30, 2022, U.S. Treasury securities with a fair value of $4.6 million, government-sponsored enterprise obligations with a fair value of $8.3 million and mortgage-backed securities with a fair value of $50.2 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2022, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due after one year through five years	$3,424	$3,316	$—	$—
Due after five years through ten years	9,908	8,390	9,983	9,381
Due after ten years	8,000	7,029	—	—
Total debt securities	$21,332	$18,735	$9,983	$9,381

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$623	$604	$—	$—
Due after five years through ten years	1,194	1,115	—	—
Due after ten years	162,146	140,471	223,820	195,410
Total mortgage-backed securities	163,963	142,190	223,820	195,410
Total securities	$185,295	$160,925	$233,803	$204,791

Gross realized gains and losses on sales of available-for-sale securities for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(In thousands)

Gross gains realized	$—	$—	$—	$—
Gross losses realized	—	(12)	(4)	(74)
Net (loss) gain realized	$—	$(12)	$(4)	$(74)

Proceeds from the redemption of available-for-sale securities totaled $20,000 and $129,000 for the six months ended June 30, 2022 and 2021, respectively.

Information pertaining to securities with gross unrealized losses at June 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	June 30, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	42	$70,556	$9,339	11.7%	29	$64,998	$11,267	14.8%
U.S. government guaranteed mortgage-backed securities	2	1,054	84	7.4	7	5,581	1,083	16.3
Government-sponsored enterprise obligations	—	—	—	—	3	12,395	2,512	16.9
Corporate Bonds	1	2,910	109	3.6	—	—	—
Total available-for-sale	45	74,520	9,532		39	82,974	14,862

Held-to-maturity:
U.S. Treasury securities	2	9,381	602	6.0%	—	—	—	—%
Government-sponsored mortgage-backed securities	34	183,882	26,411	12.6	2	11,528	1,999	14.8
Total held-to-maturity	36	193,263	27,013		2	11,528	1,999

Total	81	$267,783	$36,545		41	$94,502	$16,861

	December 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	34	$105,221	$2,088	1.9%	18	$42,506	$1,841	4.2%
U.S. government guaranteed mortgage-backed securities	2	2,426	142	5.5	5	5,107	460	8.3
Government-sponsored enterprise obligations	—	—	—	—	3	14,226	676	4.5
Total available-for-sale	36	107,647	2,230		26	61,839	2,977

Held-to-maturity:
U.S. Treasury securities	2	9,973	6	0.1%	—	—	—	—%
Government-sponsored mortgage-backed securities	31	209,775	2,518	1.2	—	—	—	—
Total held-to-maturity	33	219,748	2,524		—	—	—

Total	69	$327,395	$4,754		26	$61,839	$2,977

During the six months ended June 30, 2022 and year ended December 31, 2021, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. Management attributed the unrealized losses at June 30, 2022 to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position. At June 30, 2022, the Company’s corporate and municipal bond portfolios did not contain any securities rated below investment grade, as reported by major credit rating agencies.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of the dates indicated were as follows:

	June 30,	December 31,
	2022	2021
	(In thousands)
Commercial real estate	$1,074,907	$979,969
Residential real estate:
Residential one-to-four family	572,700	552,332
Home equity	103,623	99,759
Total residential real estate	676,323	652,091

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	2,631	25,329
Commercial and industrial	215,224	201,340
Total commercial and industrial	217,855	226,669

Consumer	4,457	4,250
Total gross loans	1,973,542	1,862,979
Unamortized PPP loan fees	(133)	(781)
Unearned premiums and deferred loan fees and costs, net	2,291	2,518
Total loans, net	1,975,700	1,864,716
Allowance for loan losses	(19,560)	(19,787)
Net loans	$1,956,140	$1,844,929

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2022 and December 31, 2021, the Company was servicing commercial loans participated out to various other institutions totaling $80.5 million and $63.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2022, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (113 PSA), weighted average internal rate of return (9.01%), weighted average servicing fee (0.25%), and average cost to service loans ($84.02 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the six months ended June 30, 2022 and 2021, the Company sold $277,000 and $17.6 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 and $469,000, respectively, within non-interest income.

At June 30, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors totaling $82.5 million and $88.2 million, respectively. Servicing fee income of $105,000 and $52,000 was recorded for the six months ended June 30, 2022 and 2021, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
	(In thousands)

Balance at the beginning of period:	$659	$693
Capitalized mortgage servicing rights	—	2
Amortization	(36)	(72)
Balance at the end of period	$623	$623
Fair value at the end of period	$796	$796

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the six months ended June 30, 2022.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate. This portfolio segment consists of first mortgages, home equity loans, and home equity lines secured by one-to-four family residential properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans & lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with Westfield Bank’s policy. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

Commercial and industrial loans. Loans in this segment include commercial business loans and are generally secured by assignments of corporate assets and personal guarantees of the business owners. Repayment is expected from the cash flows of the business. A weakened economy, and resultant decreased consumer spending, will have an effect on the credit quality in this segment.

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

An analysis of changes in the allowance for loan losses by segment for the three and six months ended June 30, 2022 and 2021 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at March 31, 2021	$13,315	$4,113	$3,562	$223	$14	$21,227
Provision (credit)	(1,083)	29	(149)	2	1	(1,200)
Charge-offs	(103)	(41)	(25)	(22)	—	(191)
Recoveries	—	1	22	11	—	34
Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870

Balance at March 31, 2022	$12,294	$4,068	$2,726	$199	$21	$19,308
Provision (credit)	189	106	(31)	40	(4)	300
Charge-offs	—	(11)	(16)	(40)	—	(67)
Recoveries	—	1	7	11	—	19
Balance at June 30, 2022	$12,483	$4,164	$2,686	$210	$17	$19,560

Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	(788)	(106)	(209)	(11)	(11)	(1,125)
Charge-offs	(103)	(41)	(34)	(46)	—	(224)
Recoveries	—	9	23	30	—	62
Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(450)	197	57	67	4	(125)
Charge-offs	(37)	(28)	(22)	(85)	—	(172)
Recoveries	—	31	8	31	—	70
Balance at June 30, 2022	$12,483	$4,164	$2,686	$210	$17	$19,560

The following table presents information pertaining to the allowance for loan losses by segment, excluding PPP loans, as of the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
June 30, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,483	4,164	2,686	210	17	19,560
Total allowance for loan losses	$12,483	$4,164	$2,686	$210	$17	$19,560

Impaired loans	$9,416	$3,117	$523	$—	$—	$13,056
Non-impaired loans	1,061,476	671,487	214,344	4,457	—	1,951,764
Impaired loans acquired with deteriorated credit quality	4,015	1,719	357	—	—	6,091
Total loans	$1,074,907	$676,323	$215,224	$4,457	$—	$1,970,911

December 31, 2021
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,970	3,964	2,643	197	13	19,787
Total allowance for loan losses	$12,970	$3,964	$2,643	$197	$13	$19,787

Impaired loans	$9,601	$3,223	$699	$22	$—	$13,545
Non-impaired loans	965,577	647,098	200,271	4,228	—	1,817,174
Impaired loans acquired with deteriorated credit quality	4,791	1,770	370	—	—	6,931
Total loans	$979,969	$652,091	$201,340	$4,250	$—	$1,837,650

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans, excluding PPP loans, as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
June 30, 2022
Commercial real estate	$346	$—	$436	$782	$1,074,125	$1,074,907	$650
Residential real estate:
Residential	516	82	540	1,138	571,562	572,700	2,913
Home equity	88	—	151	239	103,384	103,623	187
Commercial and industrial	25	2	22	49	215,175	215,224	355
Consumer	4	—	—	4	4,453	4,457	—
Total loans	$979	$84	$1,149	$2,212	$1,968,699	$1,970,911	$4,105

December 31, 2021
Commercial real estate	$139	$—	$436	$575	$979,394	$979,969	$1,224
Residential real estate:
Residential	787	41	507	1,335	550,997	552,332	3,214
Home equity	57	5	63	125	99,634	99,759	94
Commercial and industrial	58	10	22	90	201,250	201,340	410
Consumer	5	—	11	16	4,234	4,250	22
Total loans	$1,046	$56	$1,039	$2,141	$1,835,509	$1,837,650	$4,964

Impaired Loans.

The following is a summary of impaired loans by class for the dates and periods indicated:

			Three Months Ended		Six Months Ended
	At June 30, 2022		June 30, 2022		June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$13,431	$14,579	$13,597	$85	$13,837	$138
Residential one-to-four family	4,633	5,479	4,612	14	4,673	30
Home equity	203	221	166	—	143	1
Commercial and industrial	880	3,236	931	18	979	33
Consumer	—	—	—	—	5	—
Total impaired loans	$19,147	$23,515	$19,306	$117	$19,637	$202

			Three Months Ended		Six Months Ended
	At December 31, 2021		June 30, 2021		June 30, 2021
	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,392	$15,563	$16,186	$197	$16,795	$305
Residential real estate:
Residential real estate	4,881	5,381	5,947	63	6,152	167
Home equity	112	136	136	—	139	4
Commercial and industrial	1,069	3,850	3,036	28	3,932	90
Consumer	22	37	24	—	25	—
Total impaired loans	$20,476	$24,967	$25,329	$288	$27,043	$566

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three and six months ended June 30, 2022 and June 30, 2021. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. At June 30, 2022 and 2021, we had not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and six months ended June 30, 2022 and 2021 pertained to performing TDRs and purchased impaired loans.

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

There were no loan modifications classified as TDRs during the three and six months ended June 30, 2022 and 2021. During the six months ended June 30, 2022 and 2021, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the six months ended June 30, 2022 or 2021.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration as of June 30, 2022.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non- Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2021	$12,134	$9,430	$2,704	$2,499	$6,931
Collections	(1,063)	(950)	(113)	(110)	(840)
Dispositions	(63)	(61)	(2)	(61)	—
Balance at June 30, 2022	$11,008	$8,419	$2,589	$2,328	$6,091

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
June 30, 2022
Pass (Rated 1 – 4)	$1,023,912	$568,915	$103,308	$204,076	$4,438	$1,904,649
Special Mention (Rated 5)	33,505	—	—	6,837	—	40,342
Substandard (Rated 6)	17,490	3,785	215	6,942	19	28,551
Total	$1,074,907	$572,700	$103,623	$217,855	$4,457	$1,973,542

December 31, 2021
Pass (Rated 1 – 4)	$913,063	$547,980	$99,503	$215,605	$4,228	$1,780,379
Special Mention (Rated 5)	48,765	—	—	2,777	—	51,542
Substandard (Rated 6)	18,141	4,352	256	8,287	22	31,058
Total	$979,969	$552,332	$99,759	$226,669	$4,250	$1,862,979

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill.

At June 30, 2022 and December 31, 2021, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and six months ended June 30, 2022 or the year ended December 31, 2021. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $188,000 for the three and six months ended June 30, 2022, respectively. At June 30, 2022, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $500,000 thereafter.

7.	SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the three months ended June 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	177,881	$6.57	0.81	$388
Exercised	(97,856)	6.38	0.47	238
Outstanding at June 30, 2022	80,025	$6.80	0.56	$51

Exercisable at June 30, 2022	80,025	$6.80	0.56	$51

Cash received for options exercised during the six months ended June 30, 2022 and 2021 was $625,000 and $113,000, respectively.

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 RSA Plan”). Under the 2014 RSA Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that were not issued because vesting requirements were not met were available for future issuance under the 2014 RSA Plan.

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

The threshold, target and stretch metrics under the 2022 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

At June 30, 2022, there were 440,487 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at June 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	213,381	$8.91
Shares granted	144,440	9.14
Shares forfeited	(6,651)	8.66
Shares vested	(60,009)	9.77
Balance at June 30, 2022	291,161	$8.86

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,766	$9.63
Shares granted	142,189	8.32
Shares forfeited	(19,154)	11.05
Shares vested	(27,727)	9.81
Balance at June 30, 2021	274,074	$8.83

We recorded total expense for restricted stock awards of $593,000 and $377,000 for the six months ended June 30, 2022 and 2021, respectively.

 8.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $4.8 million at June 30, 2022. There were no other borrowings outstanding at December 31, 2021. In addition, there were no short-term borrowings issued by the FHLB at June 30, 2022 and at December 31, 2021.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At June 30, 2022, the Bank had $473.2 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million as of June 30, 2022. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. As of June 30, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company has an available line of credit of $5.0 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of June 30, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of June 30, 2022 and December 31, 2021, there were no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At June 30, 2022, we had $1.4 million in long-term debt with the FHLB, compared to $2.7 million in long-term debt with the FHLB at December 31, 2021.

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

The Notes are presented net of issuance costs of $347,000 as of June 30, 2022, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $20,000 and $8,000 for the six months ended June 30, 2022 and 2021, respectively.

10. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We contributed $2.1 million into the plan for the six months ended June 30, 2022. There were no contributions made to the Plan during the six months ended June 30, 2021. We have not yet determined how much we expect to contribute to the Plan in 2022. The Plan assets are invested in various pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, who is the custodian of the Plan. The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants will be included in the Plan after such effective date.

The following table provides information regarding net pension benefit costs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2022	2021	2022	2021
	(In thousands)
Service cost	$334	$454	$668	$908
Interest cost	312	294	625	587
Expected return on assets	(427)	(439)	(854)	(878)
Amortization of actuarial loss	159	233	317	467
Net periodic pension cost	$378	$542	$756	$1,084

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

The following table presents information about interest rate swaps at June 30, 2022 and December 31, 2021:

June 30, 2022	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$15,847	10.6	3.68%	3.76%	$1,270
Loan-level swaps – borrower counterparties	15,847	10.6	3.76%	3.68%	(1,270)
Forward starting loan-level swaps – dealer counterparties	22,390	10.0			3,346
Forward starting loan-level swaps - borrower counterparties	22,390	10.0			(3,346)
Total	$76,474				$0

December 31, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$16,023	11.1	1.99%	3.76%	$(662)
Loan-level swaps – borrower counterparties	16,023	11.1	3.76%	1.99%	662
Forward starting loan-level swaps - dealer counterparties	22,390	10.5			1,030
Forward starting loan-level swaps - borrower counterparties	22,390	10.5			(1,030)
Total	$76,826				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2022 and December 31, 2021.

June 30, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers counterparties		$0		$4,616
Interest rate swap – with dealer counterparties		4,616		0
Total derivatives not designated as hedging instruments	Other Assets	$4,616	Other Liabilities	$4,616

December 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers counterparties		$662		$1,030
Interest rate swap – with dealer counterparties		1,030		662
Total derivatives not designated as hedging instruments	Other Assets	$1,692	Other Liabilities	$1,692

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

There were no gains or losses recognized in accumulated other comprehensive income during the three and six months ended June 30, 2022 and 2021.

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income as interest expense for interest rate swaps:

	Amount of Loss Reclassified from OCI into Expense (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)

Interest rate swaps	$—	$142	$—	$282

During the six months ended June 30, 2021, the Company terminated an interest rate swap designated as a cash flow hedge prior to its respective maturity date and recognized a loss. The net loss reclassified into earnings totaled $402,000 for the six months ended June 30, 2021, representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap. This loss was immediately recognized into earnings as the forecasted transaction will not occur. As of June 30, 2022, the Company no longer has any outstanding cash flow hedges. During the next 12 months, we estimate that there will be no reclassification of loss related to derivatives to increase interest expense.

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

At June 30, 2022, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of June 30, 2022, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Securities Available-for-Sale.

The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include marketable equity securities. All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, corporate bonds, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below for the dates indicated:

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$160,925	$—	$160,925
Marketable equity securities	11,453	—	—	11,453
Interest rate swaps	—	4,616	—	4,616
Total assets	$11,453	$165,541	$—	$176,994

Liabilities:
Interest rate swaps	$—	$4,616	$—	$4,616

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Securities available-for-sale	$—	$194,352	$—	$194,352
Marketable equity securities	11,896	—	—	11,896
Interest rate swaps	—	1,692	—	1,692
Total assets	$11,896	$196,044	$—	$207,940

Liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at June 30, 2022 or 2021.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows for the dates indicated:

	June 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$47,513	$47,513	$—	$—	$47,513
Securities held-to-maturity	233,803	9,381	195,410	—	204,791
Securities available-for-sale	160,925	—	160,925	—	160,925
Marketable equity securities	11,453	11,453	—	—	11,453
Federal Home Loan Bank of Boston and other restricted stock	1,882	—	—	1,882	1,882
Loans - net	1,956,140	—	—	1,911,600	1,911,600
Accrued interest receivable	7,869	—	—	7,869	7,869
Mortgage servicing rights	623	—	796	—	796
Derivative asset	4,616	—	4,616	—	4,616

Liabilities:
Deposits	2,301,972	—	—	2,296,204	2,296,204
Short-term borrowings	4,790	—	4,790	—	4,790
Long-term debt	1,360	—	1,294	—	1,294
Subordinated debt	19,653	—	20,009	—	20,009
Accrued interest payable	167	—	—	167	167
Derivative liabilities	4,616	—	4,616	—	4,616

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$103,456	$103,456	$—	$—	$103,456
Securities held-to-maturity	222,272	9,973	209,775	—	219,748
Securities available-for-sale	194,352	—	194,352	—	194,352
Marketable equity securities	11,896	11,896	—	—	11,896
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,844,929	—	—	1,838,045	1,838,045
Accrued interest receivable	7,775	—	—	7,775	7,775
Mortgage servicing rights	693	—	739	—	739
Derivative asset	1,692	—	1,692	—	1,692

Liabilities:
Deposits	2,256,898	—	—	2,256,834	2,256,834
Long-term debt	2,653	—	2,620	—	2,620
Subordinated debt	19,633		20,479	—	20,479
Accrued interest payable	191	—	—	191	191
Derivative liabilities	1,692	—	1,692	—	1,692

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value per share, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and six months ended June 30, 2022 in the context of this strategy.

●	Net income was $5.5 million, or $0.25 per diluted share, for the three months ended June 30, 2022, compared to $5.7 million, or $0.24 per diluted share, for the same period in 2021. For the six months ended June 30, 2022, net income was $10.9 million, or $0.49 per diluted share, as compared to net income of $11.4 million, or $0.47 per diluted share, for the same period in 2021.

●	The provision for loan losses was $300,000 for the three months ended June 30, 2022, compared to a credit of $1.2 million for the same period in 2021. The provision for loan losses was a credit of $125,000 for the six months ended June 30, 2022, compared to a credit of $1.1 million for the same period in 2021. During the three and six months ended June 30, 2021, the Company reduced its qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance.

●	Net interest income increased $1.6 million, or 8.9%, to $19.4 million, for the three months ended June 30, 2022, from $17.8 million for the three months ended June 30, 2021. The net interest margin was 3.24% for the three months ended June 30, 2022, compared to 3.06% for the three months ended June 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.26% for the three months ended June 30, 2022, compared to 3.08% for the three months ended June 30, 2021. During the six months ended June 30, 2022, net interest income increased $2.3 million, or 6.3%, to $38.1 million, compared to $35.8 million for the six months ended June 30, 2021. The net interest margin for the six months ended June 30, 2022 was 3.21%, compared to 3.15% during the six months ended June 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.23% for the six months ended June 30, 2022, compared to 3.17% for the six months ended June 30, 2021.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the six months ended June 30, 2022. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2021 Annual Report.

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

Paycheck Protection Program.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of June 30, 2022, the Company received funding approval from the SBA for 2,146 applications totaling $302.2 million. As of June 30, 2022, the Company processed 2,128 PPP loan forgiveness applications totaling $299.6 million. Total PPP loans decreased $22.7 million, or 89.6%, from $25.3 million at December 31, 2021 to $2.6 million at June 30, 2022.

During the three months ended June 30, 2022, the Company recognized $129,000 in PPP loan origination fee income and PPP interest income (“PPP income”), compared to $1.6 million during the three months ended June 30, 2021. As of June 30, 2022, the Company had $133,000 in remaining deferred PPP loan processing fees.

The table below breaks out the PPP income recognized for the periods indicated:

	For the Three Months Ended

	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
	($ in thousands)

PPP origination fee income	$122	$526	$868	$1,556	$1,240
PPP interest income	7	36	105	201	387
Total PPP Income	$129	$562	$973	$1,757	$1,627

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

The Company implemented a modification deferral program under the CARES Act, which allowed residential, commercial and consumer borrowers who were adversely affected by the COVID-19 pandemic, to defer loan payments for a set period of time. As of June 30, 2022, the Company had one remaining commercial real estate loan, with an outstanding principal balance of $9.0 million, and one residential loan with an outstanding principal balance of $123,000, under CARES Act modification. The commercial real estate borrower was granted a principal deferral, while the residential borrower was granted full payment deferral under the Company’s modification deferral program.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The ongoing COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, reduce demand for our products and services and other negative impacts on our financial position, results of operations and prospects. As of June 30, 2022, the Company’s delinquency and nonperforming assets have not been materially impacted by the COVID-19 pandemic, and therefore, have not resulted in material credit losses within the lending portfolio.

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2022 AND DECEMBER 31, 2021

At June 30, 2022, total assets were $2.6 billion, an increase of $38.9 million, or 1.5%, from December 31, 2021. During the six months ended June 30, 2022, cash and cash equivalents decreased $55.9 million, or 54.1%, to $47.5 million, investment securities decreased $22.3 million, or 5.2%, to $406.2 million and total loans increased $111.0 million, or 6.0%, to $2.0 billion.

At June 30, 2022, the Company’s available-for-sale securities portfolio decreased $33.4 million, or 17.2%, from $194.4 million at December 31, 2021 to $160.9 million at June 30, 2022. The held-to-maturity securities portfolio, recorded at amortized cost, increased $11.5 million, or 5.2%, from $222.3 million at December 31, 2021 to $233.8 million at June 30, 2022. The marketable equity securities portfolio decreased $443,000, or 3.7%, from $11.9 million at December 31, 2021 to $11.5 million at June 30, 2022. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

At June 30, 2022, total loans were $2.0 billion, an increase of $111.0 million, or 6.0%, from December 31, 2021. Excluding PPP loans, total loans increased $133.7 million, or 7.3%, driven by an increase in commercial real estate loans of $94.9 million, or 9.7%, partially offset by a decrease in total commercial and industrial loans of $8.8 million, or 3.9%. Excluding a decrease in PPP loans of $22.7 million, or 89.6%, from December 31, 2021, commercial and industrial loans increased $13.9 million, or 6.9%, at June 30, 2022. Residential real estate loans, which include home equity loans, increased $24.2 million, or 3.7%. In accordance with the Company’s asset/liability management strategy, at June 30, 2022, the Company serviced $82.5 million in loans sold to the secondary market, compared to $88.2 million at December 31, 2021. Servicing rights will continue to be retained on all loans written and sold to the secondary market. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $102,000 and $153,000 for the six months ended June 30, 2022 and 2021, respectively.

Management continues to remain attentive to any signs of deterioration in borrowers’ financial conditions and is proactive in taking the appropriate steps to mitigate risk. At June 30, 2022, nonperforming loans totaled $4.1 million, or 0.21% of total loans, compared to $5.0 million, or 0.27% of total loans, at December 31, 2021. At June 30, 2022, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets was 0.16% at June 30, 2022, compared to 0.20% at December 31, 2021. The allowance for loan losses as a percentage of total loans was 0.99% at June 30, 2022, compared to 1.06% at December 31, 2021. At June 30, 2022, the allowance for loan losses as a percentage of nonperforming loans was 476.5%, compared to 398.6%, at December 31, 2021

At June 30, 2022, total deposits were $2.3 billion, an increase of $45.1 million, or 2.0%, from December 31, 2021, primarily due to an increase in core deposits of $96.7 million, or 5.2%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.9 billion, or 82.2% of total deposits, at December 31, 2021, to $2.0 billion, or 84.8% of total deposits, at June 30, 2022. Non-interest-bearing deposits increased $6.3 million, or 1.0%, to $647.6 million, interest-bearing checking accounts increased $8.3 million, or 5.7%, to $154.0 million, savings accounts increased $9.1 million, or 4.2%, to $226.7 million, and money market accounts increased $72.9 million, or 8.6%, to $923.2 million. Time deposits decreased $51.6 million, or 12.8%, from $402.0 million at December 31, 2021 to $350.4 million at June 30, 2022. The Company did not have any brokered deposits at June 30, 2022 or December 31, 2021.

At June 30, 2022, total borrowings increased $3.5 million, or 15.7%, from $22.3 million at December 31, 2021, to $25.8 million. Other borrowings increased $3.5 million, or 129.6%, to $6.2 million and subordinated debt outstanding totaled $19.7 million at June 30, 2022 and $19.6 million at December 31, 2021.

At June 30, 2022, shareholders’ equity was $215.3 million, or 8.4% of total assets, compared to $223.7 million, or 8.8% of total assets, at December 31, 2021. The decrease in shareholders’ equity reflects $3.7 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $2.7 million and an increase in accumulated other comprehensive loss of $14.4 million, partially offset by net income of $10.9 million. Total shares outstanding as of June 30, 2022 were 22,465,991.

The Company’s book value per share was $9.58 at June 30, 2022 compared to $9.87 at December 31, 2021, while tangible book value per share, a non-GAAP financial measure, decreased $0.29, or 3.1%, from $9.21 at December 31, 2021 to $8.92 at June 30, 2022. During the six months ended June 30, 2022, the change in AOCI reduced the tangible book value per share by $0.64 as of June 30, 2022, primarily due to the impact of higher interest rates on the fair value of available-for-sale securities.  Tangible book value is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related tangible book value calculation and a reconciliation of GAAP to non-GAAP financial measures.

The Company’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements and internal target minimal levels. At June 30, 2022, the Company’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 8.9%, 11.7%, and 13.7%, respectively, and the Bank’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 9.1%, 12.0%, and 13.0%, respectively, compared with regulatory “well capitalized” minimums of 5.00%, 6.5%, and 10.00%, respectively.

On April 27, 2021, the Board of Directors authorized a stock repurchase plan (the “2021 Plan”) under which the Company is authorized to repurchase up to 2.4 million shares of common stock, or 10% of its outstanding common stock. During the three months ended June 30, 2022, the Company repurchased 293,173 shares of common stock under the 2021 Plan. During the six months ended June 30, 2022, the Company repurchased 405,847 shares of common stock under the 2021 Plan. At June 30, 2022, there were 271,472 shares of common stock available for repurchase under the 2021 Plan. On July 26, 2022, the Board of Directors authorized a stock repurchase plan (the “2022 Plan”), pursuant to which the Company may repurchase up to 1.1 million shares of common stock, or approximately 5.0%, of the Company’s outstanding shares of common stock, upon the completion of the 2021 Plan.

The shares repurchased under the 2021 and 2022 Plans will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, or otherwise, depending upon market conditions. There is no guarantee as to the exact number, or value, of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of additional share repurchases under the 2021 Plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

General.

The Company reported net income of $5.5 million, or $0.25 per diluted share, for the three months ended June 30, 2022, compared to net income of $5.7 million, or $0.24 per diluted share, for the three months ended June 30, 2021. Return on average assets and return on average equity was 0.87% and 10.22%, respectively, for the three months ended June 30, 2022, as compared to 0.92% and 10.16%, respectively, for the three months ended June 30, 2021.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2022 and 2021, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,949,464	$18,624	3.83%	$1,911,323	$18,425	3.87%
Securities(2)	414,226	2,068	2.00	293,991	1,278	1.74
Other investments - at cost	9,892	30	1.22	10,114	28	1.11
Short-term investments(3)	24,944	48	0.77	114,883	26	0.09
Total interest-earning assets	2,398,526	20,770	3.47	2,330,311	19,757	3.40
Total non-interest-earning assets	153,939			147,545
Total assets	$2,552,465			$2,477,856

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$137,984	$105	0.31%	$100,455	$92	0.37%
Savings accounts	224,487	48	0.09	206,302	47	0.09
Money market accounts	910,801	549	0.24	766,378	650	0.34
Time deposit accounts	365,383	288	0.32	487,712	677	0.56
Total interest-bearing deposits	1,638,655	990	0.24	1,560,847	1,466	0.38
Short-term borrowings and long-term debt	25,829	264	4.10	54,459	382	2.81
Interest-bearing liabilities	1,664,484	1,254	0.30	1,615,306	1,848	0.46
Non-interest-bearing deposits	635,678			603,270
Other non-interest-bearing liabilities	35,076			36,043
Total non-interest-bearing liabilities	670,754			639,313

Total liabilities	2,335,238			2,254,619
Total equity	217,227			223,237
Total liabilities and equity	$2,552,465			$2,477,856
Less: Tax-equivalent adjustment(2)		(124)			(105)
Net interest and dividend income		$19,392			$17,804
Net interest rate spread(4)			3.15%			2.92%
Net interest rate spread, on a tax equivalent basis(5)			3.17%			2.94%
Net interest margin(6)			3.24%			3.06%
Net interest margin, on a tax equivalent basis(7)			3.26%			3.08%
Ratio of average interest-earning
assets to average interest-bearing liabilities			144.10%			144.26%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the three months ended June 30, 2022 and June 30, 2021, the loan accretion income and interest expense reduction on time deposits and borrowings increased (decreased) net interest income $64,000, and $(33,000), respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the three months ended June 30, 2022 and June 30, 2021 was 3.25%, and 3.09%, respectively.

(9)	Annualized.

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

	Three Months Ended June 30, 2022 compared to Three Months Ended June 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans (1)	$369	$(170)	$199
Securities (1)	523	267	790
Other investments - at cost	(1)	3	2
Short-term investments	(20)	42	22
Total interest-earning assets	871	142	1,013

Interest-bearing liabilities
Interest-bearing checking accounts	34	(21)	13
Savings accounts	4	(3)	1
Money market accounts	122	(223)	(101)
Time deposit accounts	(170)	(219)	(389)
Short-term borrowing and long-time debt	(201)	83	(118)
Total interest-bearing liabilities	(211)	(383)	(594)
Change in net interest and dividend income (1)	$1,082	$525	$1,607

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.6 million, or 8.9%, to $19.4 million, for the three months ended June 30, 2022, from $17.8 million for the three months ended June 30, 2021. The increase was due to an increase in interest and dividend income of $994,000, or 5.1%, and a decrease in interest expense of $594,000, or 32.2%. Interest expense on deposits decreased $476,000, or 32.5%, and interest expense on borrowings decreased $118,000, or 30.9%. For the three months ended June 30, 2022, net interest income included $129,000 in PPP income, compared to $1.6 million for the three months ended June 30, 2021. Excluding PPP income, net interest income increased $3.1 million, or 19.1%, primarily due to an increase in interest and dividend income of $2.5 million, or 13.8%.

The net interest margin was 3.24% for the three months ended June 30, 2022, compared to 3.06% for the three months ended June 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.26% for the three months ended June 30, 2022, compared to 3.08% for the three months ended June 30, 2021. The increase in the net interest margin was due to an increase in average loans outstanding of $38.1 million, or 2.0%, from the three months ended June 30, 2021, compared to the three months ended June 30, 2022.

The average yield on interest-earning assets increased seven basis points from 3.40% for the three months ended June 30, 2021 to 3.47% for the three months ended June 30, 2022. During the three months ended June 30, 2022, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 11 basis points, from 0.33% for the three months ended June 30, 2021 to 0.22% for the three months ended June 30, 2022. The average cost of core deposits, which include non-interest-bearing demand accounts, decreased four basis points, from 0.19% for the three months ended June 30, 2021 to 0.15% for the three months ended June 30, 2022. The average cost of time deposits decreased 24 basis points from 0.56% for the three months ended June 30, 2021 to 0.32% for the three months ended June 30, 2022. The average cost of borrowings increased 129 basis points during the same period due to the full quarter impact of the $20.0 million in subordinated debt issued on April 19, 2021. For the three months ended June 30, 2022, average demand deposits, an interest-free source of funds, increased $32.4 million, or 5.4%, to $635.7 million, or 28.0% of total average deposits, from $603.3 million, or 27.9% of total average deposits for the three months ended June 30, 2021.

During the three months ended June 30, 2022, average interest-earning assets increased $68.2 million, or 2.9%, to $2.4 billion compared to the three months ended June 30, 2021, primarily due to an increase in average securities of $120.0 million, or 39.5%, and an increase in average loans of $38.1 million, or 2.0%, partially offset by a decrease in short-term investments of $89.9 million, or 78.3%. Excluding average PPP loans, average interest-earning assets increased $220.7 million, or 10.2%, and average loans increased $190.7 million, or 10.9%, from the three months ended June 30, 2021 to the three months ended June 30, 2022.

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

The amount of the provision for loan losses during the three months ended June 30, 2022 was based on the changes that occurred in the loan portfolio during that same period. The Company recorded a provision for loan losses of $300,000 for three months ended June 30, 2022, compared to a credit for loan losses of $1.2 million for the three months ended June 30, 2021. The increase in the provision for loan losses was due to strong organic loan growth during the second quarter of 2022. The Company recorded net charge-offs of $48,000 for the three months ended June 30, 2022, as compared to net charge-offs of $157,000 for the three months ended June 30, 2021. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality.

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

Non-interest Income.

Non-interest income increased $332,000, or 13.8%, to $2.7 million for the three months ended June 30, 2022, from $2.4 million for the three months ended June 30, 2021. During the three months ended June 30, 2022, service charges and fees on deposits increased $271,000, or 13.1%, primarily due to the $177,000, or 19.1%, increase in ATM and debit card interchange income from increased card-based transaction usage across our checking account base. Other income from loan-level swap fees on commercial loans increased $21,000 from the three months ended June 30, 2021 to the three months ended June 30, 2022. Income from bank-owned life insurance decreased $42,000, or 8.4%, from the three months ended June 30, 2021 to the three months ended June 30, 2022. During the three months ended June 30, 2021, mortgage banking income from the sale of fixed rate residential real estate loans totaled $242,000. The Company did not sell any loans to the secondary market during the three months ended June 30, 2022. The Company reported a gain of $141,000 on non-marketable equity investments and reported an unrealized loss on marketable equity securities of $225,000, during the three months ended June 30, 2022, compared to unrealized gains on marketable equity securities of $6,000 during the three months ended June 30, 2021. The Company also reported realized losses on the sale of securities of $12,000 during the three months ended June 30, 2021. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes.

During the three months ended June 30, 2021, the Company recognized a loss on interest rate swap termination of $402,000 representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016. The unamortized portion of the loss was previously reported in accumulated other comprehensive income and amortized through interest expense, however, as the previously hedged item was discontinued, the Company accelerated the remaining unamortized loss.

Non-interest Expense.

For the three months ended June 30, 2022, non-interest expense increased $759,000, or 5.6%, to $14.4 million from $13.7 million, for the three months ended June 30, 2021. The increase in non-interest expense was partially due to an increase in salaries and benefits of $263,000, or 3.3%, due to normal annual salary increases. Other non-interest expense increased $260,000, or 12.2%, professional fees increased $130,000, or 22.1%, occupancy expense increased $78,000, or 7.1%, advertising expense increased $65,000, or 18.7%, furniture and equipment expense increased $26,000, or 5.1%, and FDIC insurance expense increased $9,000, or 4.0%. During the same period, data processing expense decreased $27,000, or 3.6%. During the three months ended June 30, 2021, the Company prepaid $32.5 million of FHLB borrowings resulting in a loss of $45,000. For the three months ended June 30, 2022, the adjusted efficiency ratio, a non-GAAP financial measure, was 65.0%, compared to 66.1% for the three months ended June 30, 2021. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended June 30, 2022 was $1.9 million, representing an effective tax rate of 25.2%, compared to $2.1 million, representing an effective tax rate of 27.0%, for three months ended June 30, 2021.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND JUNE 30, 2021

General.

For the six months ended June 30, 2022, the Company reported net income of $10.9 million, or $0.49 per diluted share, compared to $11.4 million, or $0.47 per diluted share, for the six months ended June 30, 2021. Return on average assets and return on average equity were 0.86% and 9.93% for the six months ended June 30, 2022, respectively, compared to 0.95% and 10.25% for the six months ended June 30, 2021, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2022 and 2021, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,922,318	$36,691	3.85%	$1,917,366	$37,648	3.96%
Securities(2)	418,806	4,018	1.94	260,845	2,131	1.65
Other investments - at cost	10,241	55	1.08	9,889	63	1.28
Short-term investments(3)	40,899	69	0.34	104,999	50	0.10
Total interest-earning assets	2,392,264	40,833	3.44	2,293,099	39,892	3.51
Total non-interest-earning assets	148,815			146,709
Total assets	$2,541,079			$2,439,808

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$135,104	200	0.30	$95,507	198	0.42
Savings accounts	221,484	83	0.08	196,812	83	0.09
Money market accounts	894,687	1,070	0.24	721,270	1,303	0.36
Time deposit accounts	377,158	629	0.34	527,188	1,616	0.62
Total interest-bearing deposits	1,628,433	1,982	0.25	1,540,777	3,200	0.42
Short-term borrowings and long-term debt	24,164	517	4.31	53,569	655	2.47
Interest-bearing liabilities	1,652,597	2,499	0.30	1,594,346	3,855	0.49
Non-interest-bearing deposits	634,387			582,541
Other non-interest-bearing liabilities	33,721			37,829
Total non-interest-bearing liabilities	668,108			620,370

Total liabilities	2,320,705			2,214,716
Total equity	220,374			225,092
Total liabilities and equity	$2,541,079			$2,439,808
Less: Tax-equivalent adjustment(2)		(244)			(207)
Net interest and dividend income		$38,090			$35,830
Net interest rate spread(4)			3.12%			3.00%
Net interest rate spread, on a tax equivalent basis(5)			3.14%			3.02%
Net interest margin(6)			3.21%			3.15%
Net interest margin, on a tax equivalent basis(7)			3.23%			3.17%
Ratio of average interest-earning
assets to average interest-bearing liabilities			144.76%			143.83%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the six months ended June 30, 2022 and June 30, 2021, the loan accretion income and interest expense reduction on time deposits and borrowings increased (decreased) net interest income $103,000 and $(78,000), respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the six months ended June 30, 2022 and June 30, 2021 was 3.22% and 3.18%, respectively.

(9)	Annualized.

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

	Six Months Ended June 30, 2022 compared to Six Months Ended June 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans (1)	$97	$(1,055)	$(958)
Securities (1)	1,290	598	1,888
Other investments - at cost	2	(10)	(8)
Short-term investments	(31)	50	19
Total interest-earning assets	1,358	(417)	941

Interest-bearing liabilities
Interest-bearing checking accounts	82	(80)	2
Savings accounts	10	(10)	—
Money market accounts	313	(546)	(233)
Time deposit accounts	(460)	(527)	(987)
Short-term borrowing and long-term debt	(360)	222	(138)
Total interest-bearing liabilities	(415)	(941)	(1,356)
Change in net interest and dividend income	$1,773	$524	$2,297

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the six months ended June 30, 2022, net interest income increased $2.3 million, or 6.3%, to $38.1 million, compared to $35.8 million for the six months ended June 30, 2021. The increase in net interest income was due to a decrease in interest expense of $1.4 million, or 35.2%, and an increase in interest and dividend income of $904,000, or 2.3%. The decrease in interest expense was due to a decrease in interest expense on deposits of $1.2 million, or 38.1%, and a decrease of $138,000, or 21.1%, in interest expense on borrowings. For the six months ended June 30, 2022, interest and dividend income included $691,000 in PPP income, compared to $4.0 million during the six months ended June 30, 2021. Excluding PPP income, net interest income increased $5.6 million, or 17.6%, for the same period.

The net interest margin for the six months ended June 30, 2022 was 3.21%, compared to 3.15% during the six months ended June 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.23% for the six months ended June 30, 2022, compared to 3.17% for the six months ended June 30, 2021. Excluding the PPP income, the net interest margin increased from 3.01% for the six months ended June 30, 2021 to 3.16% for the six months ended June 30, 2022.

The average yield on interest-earning assets decreased seven basis points from 3.51% for the six months ended June 30, 2021 to 3.44% for the six months ended June 30, 2022. During the six months ended June 30, 2022, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 14 basis points from 0.36% for the six months ended June 30, 2021 to 0.22% for the six months ended June 30, 2022. For the six months ended June 30, 2022, the average cost of core deposits, including non-interest-bearing demand deposits, decreased six basis points from 0.20% for the six months ended June 30, 2021 to 0.14% for the six months ended June 30, 2022. The average cost of time deposits decreased 28 basis points from 0.62% for the six months ended June 30, 2021 to 0.34% during the same period in 2022. The average cost of borrowings, which include FHLB advances and subordinated debt, increased 184 basis points from 2.47% for the six months ended June 30, 2021 to 4.31% for the six months ended June 30, 2022. For the six months ended June 30, 2022, average demand deposits, an interest-free source of funds, increased $51.8 million, or 8.9%, from $582.5 million, or 27.4% of total average deposits, for the six months ended June 30, 2021, to $634.4 million, or 28.0% of total average deposits.

During the six months ended June 30, 2022, average interest-earning assets increased $99.2 million, or 4.3%, to $2.4 billion. The increase in average interest-earning assets was due to an increase in average loans of $5.0 million, or 0.3%, as well as an increase in average securities of $158.3 million, or 58.5%. Both were partially offset by a decrease of $64.1 million, or 61.1%, in short-term investments. Excluding average PPP loans, average interest-earning assets increased $251.2 million, or 11.8%, and average loans increased $157.0 million, or 8.9%.

Provision for Loan Losses.

For the six months ended June 30, 2022, the credit for loan losses decreased $1.0 million, or 88.9%, from $1.1 million for the six months ended June 30, 2021 to $125,000 for the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company adjusted its qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation, which resulted in a credit for loan losses of $1.1 million. The Company recorded net charge-offs of $102,000 for the six months ended June 30, 2022, as compared to net charge-offs of $162,000 for the six months ended June 30, 2021.

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

Non-interest Income.

For the six months ended June 30, 2022, non-interest income was $5.1 million, compared to $5.4 million for the six months ended June 30, 2021. During the same period, service charges and fees increased $562,000, or 14.2%. Other income from loan-level swap fees on commercial loans decreased $37,000, or 63.8%, and income from bank-owned life insurance decreased $35,000, or 3.7%. Mortgage banking income was $469,000 for the six months ended June 30, 2021 due to the sale of fixed rate residential real estate loans to the secondary market. The Company sold $17.6 million of low coupon residential real estate loans to the secondary market during the six months ended June 30, 2021, compared to $277,000 during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Company reported unrealized losses on marketable equity securities of $501,000, compared to unrealized losses of $83,000 during the six months ended June 30, 2021. During the six months ended June 30, 2022, the Company also reported realized losses on the sale of securities of $4,000, compared to realized losses of $74,000 on the sale of securities during the six months ended June 30, 2021. The Company reported a gain of $141,000 on non-marketable equity investments during the six months ended June 30, 2022, compared to $546,000 during the six months ended June 30, 2021. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes.

During the six months ended June 30, 2021, the Company recognized a loss on interest rate swap termination of $402,000 representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016. The unamortized portion of the loss was previously reported in accumulated other comprehensive income and amortized through interest expense, however, as the previously hedged item was discontinued, the Company accelerated the remaining unamortized loss.

Non-interest Expense.

For the six months ended June 30, 2022, non-interest expense increased $1.9 million, or 7.0%, to $28.9 million, compared to $27.0 million for the six months ended June 30, 2021. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $739,000, or 4.7%, due to normal annual salary increases as well as higher compensation incentive costs to support overall franchise growth. The increase in salary related expenses was also partially due to a decrease of $279,000 in deferred direct origination costs associated with Round 3 of PPP loans. The origination costs were recorded against salary expense during the six months ended June 30, 2021.

Other non-interest expense increased $702,000, or 17.5%, professional fees increased $163,000, or 14.4%, occupancy expense increased $152,000, or 6.4%, advertising expense increased $126,000, or 18.4%, furniture and equipment expense increased $79,000, or 7.9%, data processing expenses decreased $25,000, or 1.7%, and FDIC insurance expense decreased $3,000, or 0.6%. During the six months ended June 30, 2021, the Company prepaid $32.5 million of FHLB borrowings resulting in a loss of $45,000. For the six months ended June 30, 2022, the adjusted efficiency ratio, a non-GAAP financial measure, was 66.4%, compared to 65.3% for the six months ended June 30, 2021. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the six months ended June 30, 2022 was $3.6 million, representing an effective tax rate of 24.7%, compared to $3.9 million, representing an effective tax rate of 25.5%, for six months ended June 30, 2021.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)

Loans (no tax adjustment)	$18,500	$18,321	$36,447	$37,441
Tax-equivalent adjustment (1)	124	104	244	207
Loans (tax-equivalent basis)	$18,624	$18,425	$36,691	$37,648

Securities (no tax adjustment)	$2,068	$1,277	$4,018	$2,131
Tax-equivalent adjustment (1)	—	1	—	—
Securities (tax-equivalent basis)	$2,068	$1,278	$4,018	$2,131

Net interest income (no tax adjustment)	$19,392	$17,804	$38,090	$35,830
Tax-equivalent adjustment (1)	124	105	244	207
Net interest income (tax-equivalent basis)	$19,516	$17,909	$38,334	$36,037

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)

Loans (no tax adjustment)	3.81%	3.84%	3.82%	3.94%
Loans (tax-equivalent basis)	3.83%	3.87%	3.85%	3.96%
Securities (no tax adjustment)	2.00%	1.74%	1.94%	1.65%
Securities (tax-equivalent basis)	2.00%	1.74%	1.94%	1.65%

Interest rate spread (no tax adjustment)	3.15%	2.92%	3.12%	3.00%
Net interest margin (no tax adjustment)	3.24%	3.06%	3.21%	3.15%
Net interest margin (tax-equivalent)	3.26%	3.08%	3.23%	3.17%

Net interest income (no tax adjustment)	$19,392	$17,804	$38,090	$35,830
Less:
Purchase accounting adjustments	64	(33)	103	(78)
Prepayment penalties and fees	26	117	48	152
PPP fee income	129	1,627	691	4,038
Adjusted net interest income (non-GAAP)	$19,173	$16,093	$37,248	$31,718

Average interest-earning assets	$2,398,526	$2,330,311	$2,392,264	$2,293,099
Average interest-earnings asset, excluding average PPP loans	$2,395,463	$2,174,716	$2,383,226	$2,132,050

Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income, prepayment penalties and average PPP loans (non-GAAP)	3.21%	2.97%	3.16%	2.99%

Book Value per Share (GAAP)	$9.58	$9.29	$9.58	$9.29
Non-GAAP adjustments:
Goodwill	(0.55)	(0.52)	(0.55)	(0.52)

Core deposit intangible	(0.11)	(0.11)	(0.11)	(0.11)
Tangible Book Value per Share (non-GAAP)	$8.92	$8.66	$8.92	$8.66

Income Before Income Taxes (GAAP)	$7,400	$7,739	$14,415	$15,367

Provision (credit) for loan losses	300	(1,200)	(125)	(1,125)
Income Before Taxes and Provision (non-GAAP)	$7,700	$6,539	$14,290	$14,242

Non-interest Expense (GAAP)	$14,433	$13,674	$28,889	$27,001
Non-GAAP adjustments:
Loss on prepayment of borrowings	—	(45)	—	(45)
Non-interest Expense for Efficiency Ratio (non-GAAP)	$14,433	$13,629	$28,889	$26,956

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(In thousands)

Net Interest Income (GAAP)	$19,392	$17,804	$38,090	$35,830

Non-interest Income (GAAP)	$2,741	$2,409	$5,089	$5,413
Non-GAAP adjustments:
Loss on securities, net	—	12	4	74
Unrealized loss (gain) on marketable equity securities	225	(6)	501	83
Loss on interest rate swap termination	—	402	—	402
Gain on non-marketable equity investments	(141)	—	(141)	(546)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,825	$2,817	$5,453	$5,426
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$22,217	$20,621	$43,543	$41,256

Efficiency Ratio (GAAP)	65.21%	67.65%	66.91%	65.47%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	64.96%	66.09%	66.35%	65.34%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

Primary Sources of Liquidity

At June 30, 2022 and December 31, 2021, outstanding borrowings from the FHLB were $1.4 million and $2.7 million, respectively. At June 30, 2022, we had $473.2 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2022 and December 31, 2021, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the six months ended June 30, 2022 and 2021, we originated $207.2 million and $236.5 million in loans, respectively. We purchased securities totaling $24.8 million for the six months ended June 30, 2022 and $174.0 million for the six months ended June 30, 2021. At June 30, 2022, the Company had approximately $179.2 million in loan commitments and letters of credit to borrowers and approximately $323.3 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At June 30, 2022, time deposit accounts scheduled to mature within one year totaled $296.0 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of June 30, 2022 were estimated to be $12.0 million, with $4.5 million expected to be paid within one year and the remaining $7.5 million to be paid within the next five years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to seventeen years, some of which include options to extend the leases for additional five-year terms up to fifteen years. Lease liabilities totaled $9.7 million as of June 30, 2022. Principal payments expected to be made on our lease liabilities during the twelve months ended June 30, 2023 are $1.3 million. The remaining lease liability payments totaled $8.4 million and are expected to be made after June 30, 2023.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. For more information on the Notes, refer to the information contained in Note 9 “Subordinated Debt” of the unaudited consolidated financial statements included above.

We do not anticipate any material capital expenditures during the rest of 2022, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At June 30, 2022, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2022, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$267,084	13.69%	$156,026	8.00%	N/A	N/A
Bank	252,707	12.98	155,750	8.00	$194,687	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	227,871	11.68	117,019	6.00	N/A	N/A
Bank	233,147	11.98	116,812	6.00	155,750	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	227,871	11.68	87,764	4.50	N/A	N/A
Bank	233,147	11.98	87,609	4.50	126,547	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	227,871	8.91	102,350	4.00	N/A	N/A
Bank	233,147	9.13	102,182	4.00	127,728	5.00
December 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,093	14.27%	$146,347	8.00%	N/A	N/A
Bank	243,788	13.35	146,135	8.00	$182,669	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	109,761	6.00	N/A	N/A
Bank	224,001	12.26	109,601	6.00	146,135	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	82,320	4.50	N/A	N/A
Bank	224,001	12.26	82,201	4.50	118,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,673	8.75	101,320	4.00	N/A	N/A
Bank	224,001	8.86	101,101	4.00	126,377	5.00

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2021 Plan (1)
April 1 - 30, 2022	110,052	8.85	110,052	454,593
May 1 - 31, 2022	121,340	8.40	121,340	333,253
June 1 - 30, 2022	61,781	8.38	61,781	271,472
Total	293,173	8.56	293,173	271,472

(1)	On April 27, 2021, the Board of Directors authorized the 2021 Plan under which the Company may purchase up to 2,400,000 shares of its common stock, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2022.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer