Form 10-Q
period 2022-09-30
Western New England Bancorp, Inc.
filed 2022-11-04
CIK 1157647

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

At October 31, 2022 the registrant had 22,176,019 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of COVID-19 on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	the duration and scope of the COVID-19 pandemic and the local, national and global impact of COVID-19;
●	actions governments, businesses and individuals take in response to the COVID-19 pandemic;
●	the speed and effectiveness of any COVID-19 vaccines and treatment developments, including booster shots and their deployment, including public adoption rates of any COVID-19 vaccines;
●	the emergence of COVID-19 variants and the response thereto;
●	the pace of recovery when the COVID-19 pandemic subsides;
●	changes in the interest rate environment that reduce margins;
●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;
●	the highly competitive industry and market area in which we operate;
●	general economic conditions, either nationally or regionally, resulting in, among other things, a deterioration in credit quality;
●	changes in business conditions and inflation;
●	changes in credit market conditions;
●	the inability to realize expected cost savings or achieve other anticipated benefits in connection with business combinations and other acquisitions;
●	changes in the securities markets which affect investment management revenues;
●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;
●	changes in technology used in the banking business;
●	the soundness of other financial services institutions which may adversely affect our credit risk;
●	certain of our intangible assets may become impaired in the future;
●	our controls and procedures may fail or be circumvented;
●	new lines of business or new products and services, which may subject us to additional risks;
●	changes in key management personnel which may adversely impact our operations;
●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and
●	other factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$22,440	$15,233
Federal funds sold	1,852	4,901
Interest-bearing deposits and other short-term investments	2,821	83,322
Cash and cash equivalents	27,113	103,456

Available-for-sale securities, at fair value	148,716	194,352
Held-to-maturity securities, at amortized cost (Fair value of $193,115 and $219,748 at September 30, 2022 and December 31, 2021, respectively)	234,387	222,272
Marketable equity securities, at fair value	11,280	11,896
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	2,234	2,594
Loans, net of allowance for loan losses of $20,208 at June 30, 2022 and $19,787 at December 31, 2021	1,987,464	1,844,929
Premises and equipment, net	24,974	26,162
Accrued interest receivable	7,522	7,775
Bank-owned life insurance	74,192	72,895
Deferred tax asset, net	19,430	12,092
Goodwill	12,487	12,487
Core deposit intangible	2,281	2,563
Other assets	26,745	24,952
TOTAL ASSETS	$2,578,825	$2,538,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$669,649	$641,284
Interest-bearing	1,618,105	1,615,614
Total deposits	2,287,754	2,256,898

Short-term borrowings	21,500	—
Long-term debt	1,178	2,653
Subordinated debt	19,663	19,633
Other liabilities	37,030	35,553
TOTAL LIABILITIES	2,367,125	2,314,737

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,246,545 shares issued and outstanding at September 30, 2022; 22,656,515 shares issued and outstanding at December 31, 2021	222	227
Additional paid-in capital	129,234	132,821
Unearned compensation – Employee Stock Ownership Plan	(3,039)	(3,441)
Unearned compensation - Equity Incentive Plan	(1,280)	(981)
Retained earnings	120,248	107,376
Accumulated other comprehensive loss	(33,685)	(12,314)
TOTAL SHAREHOLDERS’ EQUITY	211,700	223,688
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,578,825	$2,538,425

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2022	2021	2022	2021
Interest and dividend income:
Residential and commercial real estate loans	$16,942	$14,766	$48,388	$43,732
Commercial and industrial loans	2,535	3,842	7,413	12,186
Consumer loans	66	62	189	193
Debt securities, taxable	2,039	1,474	5,992	3,548
Debt securities, tax-exempt	3	3	9	9
Marketable equity securities	62	23	121	74
Other investments	47	28	102	91
Short-term investments	60	40	129	90
Total interest and dividend income	21,754	20,238	62,343	59,923

Interest expense:
Deposits	1,164	1,217	3,146	4,417
Long-term debt	—	—	—	458
Subordinated debt	254	256	761	453
Short-term borrowings	48	—	58	—
Total interest expense	1,466	1,473	3,965	5,328
Net interest and dividend income	20,288	18,765	58,378	54,595

Provision (credit) for loan losses	675	(100)	550	(1,225)
Net interest and dividend income after provision (credit) for loan losses	19,613	18,865	57,828	55,820

Non-interest income:
Service charges and fees	2,223	2,132	6,743	6,090
Income from bank-owned life insurance	391	485	1,297	1,426
Gain (loss) on available-for-sale securities, net	—	2	(4)	(72)
Net unrealized (loss) gain on marketable equity securities	(235)	11	(736)	(72)
Gain on sale of mortgages	—	665	2	1,134
Gain on non-marketable equity investments	211	—	352	546
Loss on interest rate swap terminations	—	—	—	(402)
Other income	—	—	25	58
Total non-interest income	2,590	3,295	7,679	8,708

Non-interest expense:
Salaries and employees benefits	8,025	8,094	24,500	23,911
Occupancy	1,226	1,124	3,766	3,512
Furniture and equipment	465	533	1,547	1,536
Data processing	707	698	2,161	2,177
Professional fees	803	575	2,099	1,708
FDIC insurance assessment	273	273	793	796
Advertising	419	345	1,230	1,030
Loss on prepayment of borrowings	—	—	—	45
Other expenses	2,425	2,376	7,136	6,304
Total non-interest expense	14,343	14,018	43,232	41,019
Income before income taxes	7,860	8,142	22,275	23,509
Income tax provision	1,861	2,106	5,422	6,030
Net income	$5,999	$6,036	$16,853	$17,479

Earnings per common share:
Basic earnings per share	$0.28	$0.27	$0.77	$0.74
Weighted average basic shares outstanding	21,757,027	22,620,387	21,947,989	23,602,978
Diluted earnings per share	$0.28	$0.27	$0.77	$0.74
Weighted average diluted shares outstanding	21,810,036	22,714,429	22,001,371	23,670,347
Dividends per share	$0.06	$0.05	$0.18	$0.15

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Net income	$5,999	$6,036	$16,853	$17,479

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding losses	(9,500)	(939)	(29,188)	(4,701)
Reclassification adjustment for net (gains) losses realized in income (1)	—	(2)	4	72
Unrealized losses	(9,500)	(941)	(29,184)	(4,629)
Tax effect	2,437	238	7,471	1,154
Net-of-tax amount	(7,063)	(703)	(21,713)	(3,475)

Cash flow hedges:
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	—	—	—	402
Reclassification adjustment for termination fee realized in interest expense (3)	—	—	—	282
Unrealized gains on cash flow hedges	—	—	—	684
Tax effect	—	—	—	(192)
Net-of-tax amount	—	—	—	492

Defined benefit pension plan:
Amortization of defined benefit plan actuarial loss	158	234	475	701
Tax effect	(44)	(66)	(133)	(197)
Net-of-tax amount	114	168	342	504

Other comprehensive loss	(6,949)	(535)	(21,371)	(2,479)

Comprehensive (loss) income	$(950)	$5,501	$(4,518)	$15,000

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized gains and losses were $1,000 for the three months ended September 30, 2021. The tax effects applicable to net realized gains and losses were $1,000 and $15,000 for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments was $113,000 for the nine months ended September 30, 2021.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt. Income tax effects associated with the reclassification adjustments were $79,000 for the nine months ended September 30, 2021.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation -Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income (loss)	—	—	—	—	—	5,319	(8,417)	(3,098)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	45	134	—	—	—	179
Share-based compensation - equity incentive plan	—	—	—	—	301	—	—	301
Forfeited equity incentive plan shares (6,651 shares)	—	—	(57)	—	57	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Common stock repurchased	(132,358)	(2)	(1,178)	—	—	—	—	(1,180)
Issuance of common stock in connection with stock option exercises	80,881	1	509	—	—	—	—	510
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,337)	—	(1,337)
BALANCE AT MARCH 31, 2022	22,742,189	$227	$133,459	$(3,307)	$(1,943)	$111,358	$(20,731)	$219,063
Comprehensive income (loss)	—	—	—	—	—	5,535	(6,005)	(470)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	38	134	—	—	—	172
Share-based compensation - equity incentive plan	—	—	—	—	292	—	—	292
Common stock repurchased	(293,173)	(2)	(2,508)	—	—	—	—	(2,510)
Issuance of common stock in connection with stock option exercises	16,975	—	115	—	—	—	—	115
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,332)	—	(1,332)
BALANCE AT JUNE 30, 2022	22,465,991	$225	$131,104	$(3,173)	$(1,651)	$115,561	$(26,736)	$215,330
Comprehensive income (loss)	—	—	—	—	—	5,999	(6,949)	(950)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	28	134	—	—	—	162
Share-based compensation - equity incentive plan	—	—	(4)	—	215	—	—	211
Forfeited equity incentive plan shares (17,789 shares)	—	—	(156)	—	156	—	—	—
Common stock repurchased	(236,302)	(3)	(1,853)	—	—	—	—	(1,856)
Issuance of common stock in connection with stock option exercises	16,856	—	115	—	—	—	—	115
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,312)	—	(1,312)
BALANCE AT SEPTEMBER 30, 2022	22,246,545	$222	$129,234	$(3,039)	$(1,280)	$120,248	$(33,685)	$211,700

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income (loss)	—	—	—	—	—	5,791	(3,057)	2,734
Common stock held by ESOP committed to be released (81,893 shares)	—	—	8	139	—	—	—	147
Share-based compensation - equity incentive plan	—	—	—	—	231	—	—	231
Forfeited equity incentive plan shares reissued (19,086 shares)	—	—	(212)	—	212	—	—	—
Common stock repurchased	(711,635)	(7)	(5,770)	—	—	—	—	(5,777)
Issuance of common stock in connection with stock option exercises	19,400	—	113	—	—	—	—	113
Issuance of common stock in connection with equity incentive plan (19,827 shares)	—	—	162	—	(162)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,232)	—	(1,232)
BALANCE AT MARCH 31, 2021	24,583,958	$246	$148,850	$(3,858)	$(959)	$92,913	$(14,336)	$222,856
Comprehensive income	—	—	—	—	—	5,652	1,113	6,765
Common stock held by ESOP committed to be released (81,893 shares)	—	—	27	139	—	—	—	166
Share-based compensation - equity incentive plan	—	—	—	—	380	—	—	380
Common stock repurchased	(635,921)	(6)	(5,295)	—	—	—	—	(5,301)
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,195)	—	(1,195)
BALANCE AT JUNE 30, 2021	24,070,399	$241	$144,602	$(3,719)	$(1,600)	$97,370	$(13,223)	$223,671
Comprehensive income (loss)	—	—	—	—	—	6,036	(535)	5,501
Common stock held by ESOP committed to be released (81,893 shares)	—	—	35	139	—	—	—	174
Share-based compensation - equity incentive plan	—	—	—	—	362	—	—	362
Common stock repurchased	(1,221,618)	(13)	(10,205)	—	—	—	—	(10,218)
Issuance of common stock in connection with equity incentive plan (12,717 shares)	—	—	124	—	(124)	—	—	—
Cash dividends declared and paid on common stock ($0.05 per share)	—	—	—	—	—	(1,148)	—	(1,148)
BALANCE AT SEPTEMBER 30, 2021	22,848,781	$228	$134,556	$(3,580)	$(1,362)	$102,258	$(13,758)	$218,342

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$16,853	$17,479
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	550	(1,225)
Depreciation and amortization of premises and equipment	1,742	1,739
(Accretion) amortization of purchase accounting adjustments, net	(57)	53
Amortization of core deposit intangible	282	281
Net amortization of premiums and discounts on securities and mortgage loans	1,199	1,719
Amortization of subordinated debt issuance costs	30	17
Share-based compensation expense	804	973
ESOP expense	513	487
Gain on sale of portfolio mortgages	—	(227)
Principal balance of loans originated for sale	(277)	(32,383)
Principal balance of loans sold	277	32,383
Net change in unrealized loss on marketable equity securities	736	72
Net loss on available-for-sale securities	4	72
Income from bank-owned life insurance	(1,297)	(1,426)
Net change in:
Accrued interest receivable	253	546
Other assets	(5,196)	(5,277)
Other liabilities	2,911	3,256
Net cash provided by operating activities	19,327	18,539

INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(28,030)	(157,405)
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	15,540	2,832
Purchases of available-for-sale securities	(5,000)	(65,291)
Proceeds from redemptions and sales of available-for-sale securities	20	9,562
Proceeds from calls, maturities, and principal collections of available-for-sale securities	20,514	43,433
Loan originations and principal payments, net	(143,056)	73,327
Redemption of Federal Home Loan Bank of Boston stock	360	2,462
Proceeds from sale of portfolio mortgages	—	7,801
Purchases of premises and equipment	(584)	(1,623)
Proceeds from payout on bank-owned life insurance	2,435	—
Net cash used in investing activities	(137,801)	(84,902)

FINANCING ACTIVITIES:
Net increase in deposits	30,881	186,738
Net change in short-term borrowings	21,500	—
Repayment of long-term debt	(1,472)	(54,011)
Proceeds from subordinated debt issuance	—	20,000
Payment of subordinated debt issuance costs	—	(394)
Cash dividends paid	(3,981)	(3,575)
Common stock repurchased	(5,537)	(21,456)
Issuance of common stock in connection with stock option exercise	740	113
Net cash provided by financing activities	42,131	127,415

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(76,343)	61,052
Beginning of period	103,456	87,444
End of period	$27,113	$148,496

Supplemental cash flow information:
Net change in cash due to broker	$9	$(160)
Interest paid	3,987	5,406
Taxes paid	5,568	5,476

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2022

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

Wholly-owned Subsidiaries of the Bank. Elm Street Securities Corporation, WFD Securities, Inc. and CSB Colts, Inc., are Massachusetts-chartered securities corporations, formed for the primary purpose of holding qualified securities. WB Real Estate Holdings, LLC is a Massachusetts-chartered limited liability company that holds real property acquired as security for debts previously contracted by the Bank.

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2022, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results of operations for the year ending December 31, 2022. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represent income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations.

Earnings per share for the three and nine months ended September 30, 2022 and 2021 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands, except per share data)

Net income applicable to common stock	$5,999	$6,036	$16,853	$17,479

Average number of common shares issued	22,317	23,255	22,531	24,232
Less: Average unallocated ESOP Shares	(406)	(486)	(425)	(506)
Less: Average unvested performance-based equity incentive plan shares	(154)	(149)	(158)	(123)

Average number of common shares outstanding used to calculate basic earnings per common share	21,757	22,620	21,948	23,603

Effect of dilutive performance-based equity incentive plan	40	52	33	30
Effect of dilutive stock options	13	42	20	37

Average number of common shares outstanding used to calculate diluted earnings per common share	21,810	22,714	22,001	23,670

Basic earnings per share	$0.28	$0.27	$0.77	$0.74
Diluted earnings per share	$0.28	$0.27	$0.77	$0.74

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2022	December 31, 2021
	(In thousands)

Net unrealized losses on available-for-sale securities	$(33,869)	$(4,685)
Tax effect	8,631	1,160
Net-of-tax amount	(25,238)	(3,525)

Unrecognized actuarial loss on the defined benefit plan	(11,750)	(12,225)
Tax effect	3,303	3,436
Net-of-tax amount	(8,447)	(8,789)

Accumulated other comprehensive loss	$(33,685)	$(12,314)

4.	SECURITIES

Available-for-sale and held-to-maturity investment securities at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,910	$—	$(3,470)	$11,440
State and municipal bonds	270	—	(2)	268
Corporate bonds	8,016	—	(370)	7,646
Total debt securities	23,196	—	(3,842)	19,354

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	151,793	—	(28,471)	123,322
U.S. government guaranteed mortgage-backed securities	7,596	—	(1,556)	6,040
Total mortgage-backed securities	159,389	—	(30,027)	129,362

Total available-for-sale	182,585	—	(33,869)	148,716

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,985	—	(886)	9,099
Total debt securities	9,985	—	(886)	9,099

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	224,402	20	(40,405)	184,016
Total mortgage-backed securities	224,402	20	(40,405)	184,016

Total held-to-maturity	234,387	20	(41,291)	193,115

Total	$416,972	$20	$(75,160)	$341,831

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$—	$(676)	$14,226
State and municipal bonds	405	1	—	406
Corporate bonds	3,026	86	—	3,112
Total debt securities	18,333	87	(676)	17,744

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	427	(3,929)	167,509
U.S. government guaranteed mortgage-backed securities	9,693	8	(602)	9,099
Total mortgage-backed securities	180,704	435	(4,531)	176,608

Total available-for-sale	199,037	522	(5,207)	194,352

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,979	—	(6)	9,973
Total debt securities	9,979	—	(6)	9,973

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	—	(2,518)	209,775
Total mortgage-backed securities	212,293	—	(2,518)	209,775

Total held-to-maturity	222,272	—	(2,524)	219,748

Total	$421,309	$522	$(7,731)	$414,100

At September 30, 2022, U.S. Treasury securities with a fair value of $4.5 million, government-sponsored enterprise obligations with a fair value of $7.5 million and mortgage-backed securities with a fair value of $45.6 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at September 30, 2022, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due after one year through five years	$3,286	$3,171	$9,985	$9,099
Due after five years through ten years	14,910	12,606	—	—
Due after ten years	5,000	3,577	—	—
Total debt securities	$23,196	$19,354	$9,985	$9,099

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$594	$600	$—	$—
Due after five years through ten years	1,160	1,048	—	—
Due after ten years	157,635	127,754	224,402	184,016
Total mortgage-backed securities	159,389	129,362	224,402	184,016
Total securities	$182,585	$148,716	$234,387	$193,115

Gross realized gains and losses on sales of available-for-sale securities for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Gross gains realized	$—	$12	$—	$12
Gross losses realized	—	(10)	(4)	(84)
Net (loss) gain realized	$—	$2	$(4)	$(72)

Proceeds from the redemption and sales of available-for-sale securities totaled $20,000 and $9.6 million for the nine months ended September 30, 2022 and 2021, respectively.

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	September 30, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	25	$18,140	$2,297	11.2%	46	$105,182	$26,174	19.9%
U.S. government guaranteed mortgage-backed securities	2	970	159	14.1	7	5,070	1,397	21.6
Government-sponsored enterprise obligations	—	—	—	—	3	11,440	3,470	23.3
Corporate bonds	3	7,645	370	4.6	—	—	—	—
State and municipal bonds	1	268	2	0.7	—	—	—	—
Total available-for-sale	31	27,023	2,828		56	121,692	31,041

Held-to-maturity:
U.S. Treasury securities	2	9,099	886	8.9%	—	—	—	—%
Government-sponsored mortgage-backed securities	15	77,765	15,468	16.6	22	101,361	24,937	19.7
Total held-to-maturity	17	86,864	16,354		22	101,361	24,937

Total	48	$113,887	$19,182		78	$223,053	$55,978

	December 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	34	$105,221	$2,088	1.9%	18	$42,506	$1,841	4.2%
U.S. government guaranteed mortgage-backed securities	2	2,426	142	5.5	5	5,107	460	8.3
Government-sponsored enterprise obligations	—	—	—	—	3	14,226	676	4.5
Total available-for-sale	36	107,647	2,230		26	61,839	2,977

Held-to-maturity:
U.S. Treasury securities	2	9,973	6	0.1%	—	—	—	—%
Government-sponsored mortgage-backed securities	31	209,775	2,518	1.2	—	—	—	—
Total held-to-maturity	33	219,748	2,524		—	—	—

Total	69	$327,395	$4,754		26	$61,839	$2,977

During the nine months ended September 30, 2022 and year ended December 31, 2021, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. Management attributed the unrealized losses at September 30, 2022 to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position. At September 30, 2022, the Company’s corporate and municipal bond portfolios did not contain any securities rated below investment grade, as reported by major credit rating agencies.

5.	LOANS AND ALLOWANCE FOR LOAN LOSSES

Major classifications of loans as of the dates indicated were as follows:

	September 30,	December 31,
	2022	2021
	(In thousands)

Commercial real estate	$1,081,728	$979,969
Residential real estate:
Residential one-to-four family	581,242	552,332
Home equity	105,470	99,759
Total residential real estate	686,712	652,091

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	2,453	25,329
Commercial and industrial	229,996	201,340
Total commercial and industrial	232,449	226,669

Consumer	4,652	4,250
Total gross loans	2,005,541	1,862,979
Unamortized PPP loan fees	(121)	(781)
Unearned premiums and deferred loan fees and costs, net	2,252	2,518
Total loans, net	2,007,672	1,864,716
Allowance for loan losses	(20,208)	(19,787)
Net loans	$1,987,464	$1,844,929

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2022 and December 31, 2021, the Company was servicing commercial loans participated out to various other institutions totaling $78.0 million and $63.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2022, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (107 PSA), weighted average internal rate of return (9.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.86 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the nine months ended September 30, 2022 and 2021, the Company sold $277,000 and $40.0 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 and $1.1 million, respectively, within non-interest income.

At September 30, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors totaling $80.8 million and $88.2 million, respectively. Servicing fee income of $158,000 and $88,000 was recorded for the nine months ended September 30, 2022 and 2021, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
	(In thousands)

Balance at the beginning of period:	$623	$693
Capitalized mortgage servicing rights	—	2
Amortization	(36)	(108)
Balance at the end of period	$587	$587
Fair value at the end of period	$783	$783

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the nine months ended September 30, 2022.

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

An analysis of changes in the allowance for loan losses by segment for the three and nine months ended September 30, 2022 and 2021 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at June 30, 2021	$12,129	$4,102	$3,410	$214	$15	$19,870
Provision (credit)	524	(176)	(456)	18	(10)	(100)
Charge-offs	—	(3)	—	(35)	—	(38)
Recoveries	6	87	3	9	—	105
Balance at September 30, 2021	$12,659	$4,010	$2,957	$206	$5	$19,837

Balance at June 30, 2022	$12,483	$4,164	$2,686	$210	$17	$19,560
Provision (credit)	68	86	481	53	(13)	675
Charge-offs	—	—	—	(59)	—	(59)
Recoveries	—	—	14	18	—	32
Balance at September 30, 2022	$12,551	$4,250	$3,181	$222	$4	$20,208

Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	(265)	(283)	(665)	9	(21)	(1,225)
Charge-offs	(103)	(43)	(34)	(82)	—	(262)
Recoveries	7	96	26	38	—	167
Balance at September 30, 2021	$12,659	$4,010	$2,957	$206	$5	$19,837

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(382)	282	538	121	(9)	550
Charge-offs	(37)	(27)	(22)	(145)	—	(231)
Recoveries	—	31	22	49	—	102
Balance at September 30, 2022	$12,551	$4,250	$3,181	$222	$4	$20,208

The following table presents information pertaining to the allowance for loan losses by segment as of the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
September 30, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,551	4,250	3,181	222	4	20,208
Total allowance for loan losses	$12,551	$4,250	$3,181	$222	$4	$20,208

Impaired loans	$9,301	$3,472	$470	$—	$—	$13,243
Non-impaired loans	1,068,626	681,549	231,627	4,652	—	1,986,454
Impaired loans acquired with deteriorated credit quality	3,801	1,691	352	—	—	5,844
Total loans	$1,081,728	$686,712	$232,449	$4,652	$—	$2,005,541

December 31, 2021(1)
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,970	3,964	2,643	197	13	19,787
Total allowance for loan losses	$12,970	$3,964	$2,643	$197	$13	$19,787

Impaired loans	$9,601	$3,223	$699	$22	$—	$13,545
Non-impaired loans	965,577	647,098	200,271	4,228	—	1,817,174
Impaired loans acquired with deteriorated credit quality	4,791	1,770	370	—	—	6,931
Total loans	$979,969	$652,091	$201,340	$4,250	$—	$1,837,650

(1)	December 31, 2021 non-impaired loans balances exclude PPP loans.

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
September 30, 2022
Commercial real estate	$342	$95	$436	$873	$1,080,855	$1,081,728	$641
Residential real estate:
Residential	1,099	334	160	1,593	579,649	581,242	3,267
Home equity	213	—	51	264	105,206	105,470	184
Commercial and industrial	325	204	22	551	231,898	232,449	340
Consumer	18	—	—	18	4,634	4,652	—
Total loans	$1,997	$633	$669	$3,299	$2,002,242	$2,005,541	$4,432

December 31, 2021(1)
Commercial real estate	$139	$—	$436	$575	$979,394	$979,969	$1,224
Residential real estate:
Residential	787	41	507	1,335	550,997	552,332	3,214
Home equity	57	5	63	125	99,634	99,759	94
Commercial and industrial	58	10	22	90	201,250	201,340	410
Consumer	5	—	11	16	4,234	4,250	22
Total loans	$1,046	$56	$1,039	$2,141	$1,835,509	$1,837,650	$4,964

(1)	December 31, 2021 balances exclude PPP loans.

Impaired Loans.

The following is a summary of impaired loans by class for the dates and periods indicated:

			Three Months Ended		Nine Months Ended
	At September 30, 2022		September 30, 2022		September 30, 2022

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$13,102	$14,252	$13,267	$79	$13,648	$217
Residential one-to-four family	4,962	5,718	4,798	15	4,716	45
Home equity	201	218	201	—	162	1
Commercial and industrial	822	3,181	851	23	936	56
Consumer	—	—	—	—	3	—
Total impaired loans	$19,087	$23,369	$19,117	$117	$19,465	$319

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

			Three Months Ended		Nine Months Ended
	At December 31, 2021		September 30, 2021		September 30, 2021

	Recorded Investment	Unpaid Principal Balance	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans(1):
Commercial real estate	$14,392	$15,563	$14,900	$72	$16,163	$377
Residential rea estate:
Residential real estate	4,881	5,381	5,445	30	5,916	197
Home equity	112	136	162	3	146	7
Commercial and industrial	1,069	3,850	1,214	20	3,026	110
Consumer	22	37	24	3	25	3
Total impaired loans	$20,476	$24,967	$21,745	$128	$25,276	$694

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the three and nine months ended September 30, 2022 and September 30, 2021. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. At September 30, 2022 and 2021, we had not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan. Interest income recognized on impaired loans during the three and nine months ended September 30, 2022 and 2021 pertained to performing TDRs and purchased impaired loans.

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

There were no loan modifications classified as TDRs during the three and nine months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on TDRs during the nine months ended September 30, 2022 or 2021.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired in the Chicopee Bancorp, Inc. (“Chicopee”) acquisition with evidence of credit deterioration when acquired.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)

Balance at December 31, 2021	$12,134	$9,430	$2,704	$2,499	$6,931
Collections	(1,379)	(1,263)	(116)	(176)	(1,087)
Dispositions	(63)	(61)	(2)	(61)	—
Balance at September 30, 2022	$10,692	$8,106	$2,586	$2,262	$5,844

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
September 30, 2022
Pass (Rated 1 – 4)	$1,032,221	$577,037	$105,124	$200,738	$4,633	$1,919,753
Special Mention (Rated 5)	32,241	—	—	25,175	—	57,416
Substandard (Rated 6)	17,266	4,205	346	6,536	19	28,372
Total	$1,081,728	$581,242	$105,470	$232,449	$4,652	$2,005,541

December 31, 2021
Pass (Rated 1 – 4)	$913,063	$547,980	$99,503	$215,605	$4,228	$1,780,379
Special Mention (Rated 5)	48,765	—	—	2,777	—	51,542
Substandard (Rated 6)	18,141	4,352	256	8,287	22	31,058
Total	$979,969	$552,332	$99,759	$226,669	$4,250	$1,862,979

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill.

At September 30, 2022 and December 31, 2021, the Company’s goodwill was related to the acquisition of Chicopee in October 2016. There was no goodwill impairment recorded during the three and nine months ended September 30, 2022 or the year ended December 31, 2021. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles.

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $282,000 for the three and nine months ended September 30, 2022, respectively. At September 30, 2022, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $406,000 thereafter.

7.        SHARE-BASED COMPENSATION

Stock Options.

A summary of stock option activity for the three months ended September 30, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Outstanding at December 31, 2021	177,881	$6.57	0.81	$388
Exercised	(114,712)	6.45	0.45	276
Outstanding at September 30, 2022	63,169	$6.82	0.23	$83

Exercisable at September 30, 2022	63,169	$6.82	0.23	$83

Cash received for options exercised during the nine months ended September 30, 2022 and 2021 was $740,000 and $113,000, respectively.

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

The threshold, target and stretch metrics under the 2022 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

At September 30, 2022, there were 459,508 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at September 30, 2022 and 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	213,381	$8.91
Shares granted	144,440	9.14
Shares forfeited	(24,440)	8.73
Shares vested	(60,009)	9.77
Balance at September 30, 2022	273,372	$8.86

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,698	$9.63
Shares granted	142,189	8.32
Shares forfeited	(19,086)	11.05
Shares vested	(27,727)	9.81
Balance at September 30, 2021	274,074	$8.83

We recorded total expense for restricted stock awards of $804,000 and $973,000 for the nine months ended September 30, 2022 and 2021, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $6.2 million at September 30, 2022. There were no other borrowings outstanding at December 31, 2021. In addition, short-term borrowings issued by the FHLB were $15.3 million at September 30, 2022, compared to none at December 31, 2021.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At September 30, 2022, the Bank had $424.5 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million as of September 30, 2022. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. As of September 30, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company has an available line of credit of $4.5 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of September 30, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of September 30, 2022 and December 31, 2021, there were no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At September 30, 2022, we had $1.2 million in long-term debt with the FHLB, compared to $2.7 million in long-term debt with the FHLB at December 31, 2021.

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

The Notes are presented net of issuance costs of $337,000 as of September 30, 2022, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $30,000 and $17,000 for the nine months ended September 30, 2022 and 2021, respectively.

10. PENSION BENEFITS

We provide a defined benefit pension plan for eligible employees (the “Plan”). Employees must work a minimum of 1,000 hours per year to be eligible for the Plan. Eligible employees become vested in the Plan after five years of service. We plan to contribute to the pension plan the amount required to meet the minimum funding standards under Section 412 of the Internal Revenue Code of 1986, as amended. Additional contributions will be made as deemed appropriate by management in conjunction with the pension plan’s actuaries. We contributed $2.1 million into the plan for the nine months ended September 30, 2022. There were no contributions made to the Plan during the nine months ended September 30, 2021. We have not yet determined how much we expect to contribute to the Plan in 2022. The Plan is administered by an officer of Westfield Bank. On September 30, 2016, we effected a soft freeze on the Plan and therefore no new participants have been included in the Plan since such effective date.

On July 26, 2022, the Board of Directors approved the termination of the Plan effective as of October 31, 2022. Termination of the Plan is subject to regulatory approvals and the Company has the right to change the effective date of the termination or to revoke its decision to terminate the Plan. In August 2022, the Plan’s assets were reallocated into fixed income pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, serving as the custodian of the Plan. The Company is anticipating Plan settlement to occur in 2023.

The following table provides information regarding net pension benefit costs for the periods indicated:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2022	2021	2022	2021
	(In thousands)

Service cost	$334	$454	$1,002	$1,362
Interest cost	312	293	937	880
Expected return on assets	(426)	(439)	(1,279)	(1,317)
Amortization of actuarial loss	158	234	475	701
Net periodic pension cost	$378	$542	$1,135	$1,626

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

The following table presents information about interest rate swaps at September 30, 2022 and December 31, 2021:

September 30, 2022	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$38,028	9.4	4.42%	3.17%	$6,476
Loan-level swaps – borrower counterparties	38,028	9.4	3.17%	4.42%	(6,476)
Total	$76,056				$0

December 31, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer counterparties	$16,023	11.1	1.99%	3.76%	$(662)
Loan-level swaps – borrower counterparties	16,023	11.1	3.76%	1.99%	662
Forward starting loan-level swaps - dealer counterparties	22,390	10.5			1,030
Forward starting loan-level swaps - borrower counterparties	22,390	10.5			(1,030)
Total	$76,826				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2022 and December 31, 2021.

September 30, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers counterparties		$0		$6,476
Interest rate swap – with dealer counterparties		6,476		0
Total derivatives not designated as hedging instruments	Other Assets	$6,476	Other Liabilities	$6,476

December 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customers counterparties		$662		$1,030
Interest rate swap – with dealer counterparties		1,030		662
Total derivatives not designated as hedging instruments	Other Assets	$1,692	Other Liabilities	$1,692

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

There were no gains or losses recognized in accumulated other comprehensive loss during the three and nine months ended September 30, 2022 and 2021.

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities. The table below presents the amount reclassified from accumulated other comprehensive loss into net income as interest expense for interest rate swaps:

	Amount of Loss Reclassified from OCI into Interest Expense (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)

Interest rate swaps	$—	$—	$—	$282

During the nine months ended September 30, 2021, the Company terminated an interest rate swap designated as a cash flow hedge prior to its respective maturity date and recognized a loss. The net loss reclassified into earnings totaled $402,000 for the nine months ended September 30, 2021, representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap. This loss was immediately recognized into earnings as the forecasted transaction will not occur. As of September 30, 2022, the Company no longer has any outstanding cash flow hedges. During the next 12 months, we estimate that there will be no reclassification of loss related to derivatives to increase interest expense.

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

At September 30, 2022, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of September 30, 2022, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below for the dates indicated:

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available-for-sale	$—	$148,716	$—	$148,716
Marketable equity securities	11,280	—	—	11,280
Interest rate swaps	—	6,476	—	6,476
Total assets	$11,280	$155,192	$—	$166,472

Liabilities:
Interest rate swaps	$—	$6,476	$—	$6,476

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)

Securities available-for-sale	$—	$194,352	$—	$194,352
Marketable equity securities	11,896	—	—	11,896
Interest rate swaps	—	1,692	—	1,692
Total assets	$11,896	$196,044	$—	$207,940

Liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other assets at fair value on a non-recurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at September 30, 2022 or 2021.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows for the dates indicated:

	September 30, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$27,113	$27,113	$—	$—	$27,113
Securities held-to-maturity	234,387	9,099	184,016	—	193,115
Securities available-for-sale	148,716	—	148,716	—	148,716
Marketable equity securities	11,280	11,280	—	—	11,280
Federal Home Loan Bank of Boston and other restricted stock	2,234	—	—	2,234	2,234
Loans - net	1,987,464	—	—	1,901,863	1,901,863
Accrued interest receivable	7,522	—	—	7,522	7,522
Mortgage servicing rights	587	—	783	—	783
Derivative asset	6,476	—	6,476	—	6,476

Liabilities:
Deposits	2,287,754	—	—	2,279,108	2,279,108
Short-term borrowings	21,500	—	21,500	—	21,500
Long-term debt	1,178	—	1,178	—	1,178
Subordinated debt	19,663	—	19,771	—	19,771
Accrued interest payable	169	—	—	169	169
Derivative liabilities	6,476	—	6,476	—	6,476

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$103,456	$103,456	$—	$—	$103,456
Securities held-to-maturity	222,272	9,973	209,775	—	219,748
Securities available-for-sale	194,352	—	194,352	—	194,352
Marketable equity securities	11,896	11,896	—	—	11,896
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,844,929	—	—	1,838,045	1,838,045
Accrued interest receivable	7,775	—	—	7,775	7,775
Mortgage servicing rights	693	—	739	—	739
Derivative asset	1,692	—	1,692	—	1,692

Liabilities:
Deposits	2,256,898	—	—	2,256,834	2,256,834
Long-term debt	2,653	—	2,620	—	2,620
Subordinated debt	19,633		20,479	—	20,479
Accrued interest payable	191	—	—	191	191
Derivative liabilities	1,692	—	1,692	—	1,692

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

Upon adoption, the Company will apply the standards’ provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The Company anticipates that the adoption of this ASU and related updates will impact the consolidated financial statements as it relates to the balance in the allowance for loan losses. The Company has implemented a third-party software vendor to model the allowance for loan losses in conformance with this ASU. The Company will continue to refine this model and assess the impact to its consolidated financial statements. The Company is working to complete its allowance for credit losses (“ACL”) methodology. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Company will utilize a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate is expected to include a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macro-economic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses. The Company is currently refining various ACL assumptions and running parallel calculations on a monthly basis. Based upon current calculations, the Company expects the impact of the Current Expected Credit Losses (“CECL”) transitional amount on retained earnings to be within a range of one percent to three percent of the September 30, 2022 allowance. The Company will continue to refine its ACL methodology prior to implementation of CECL on January 1, 2023. In addition, the estimated ACL and allowance for unfunded commitments under both the incurred loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of the Company’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of COVID-19 and geo-political events on the business environment, and other factors.

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

We continue to evaluate COVID-19’s impact on our business and customers, however, the extent to which the pandemic will continue to impact our results and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence. While our employees have been working primarily from our office locations since June 2021, it is impossible to predict whether changes to the current environment will result in remote working and other containment measures. Our business is dependent upon the willingness and ability of our employees and customers to conduct banking and other financial transactions.

We have adopted a growth-oriented strategy that has focused on increasing commercial lending. Our strategy also calls for increasing deposit relationships and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service.

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement our commercial portfolio by growing our residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase tangible book value per share, continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three and nine months ended September 30, 2022 in the context of this strategy.

●	Net income was $6.0 million, or $0.28 per diluted share, for the three months ended September 30, 2022, compared to $6.0 million, or $0.27 per diluted share, for the same period in 2021. For the nine months ended September 30, 2022, net income was $16.9 million, or $0.77 per diluted share, as compared to net income of $17.5 million, or $0.74 per diluted share, for the same period in 2021.

●	The provision for loan losses was $675,000 for the three months ended September 30, 2022, compared to a credit of $100,000 for the same period in 2021. The provision for loan losses was $550,000 for the nine months ended September 30, 2022, compared to a credit of $1.2 million for the same period in 2021. During the three and nine months ended September 30, 2021, the Company reduced its qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance.

●	Net interest income increased $1.5 million, or 8.1%, to $20.3 million, for the three months ended September 30, 2022, from $18.8 million for the three months ended September 30, 2021. The net interest margin was 3.35% for the three months ended September 30, 2022, compared to 3.18% for the three months ended September 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.37% for the three months ended September 30, 2022, compared to 3.20% for the three months ended September 30, 2021. During the nine months ended September 30, 2022, net interest income increased $3.8 million, or 6.9%, to $58.4 million, compared to $54.6 million for the nine months ended September 30, 2021. The net interest margin for the nine months ended September 30, 2022 was 3.26%, compared to 3.16% during the nine months ended September 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.28% for the nine months ended September 30, 2022, compared to 3.18% for the nine months ended September 30, 2021.

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. There have been no material changes to our critical accounting policies during the nine months ended September 30, 2022. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2021 Annual Report.

PAYCHECK PROTECTION PROGRAM.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company was in a position to react quickly to the PPP component of the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of the Treasury and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. As of September 30, 2022, the Company received funding approval from the SBA for 2,146 applications totaling $302.2 million. As of September 30, 2022, the Company processed 2,130 PPP loan forgiveness applications totaling $299.7 million. Total PPP loans decreased $22.8 million, or 90.3%, from $25.3 million at December 31, 2021 to $2.5 million at September 30, 2022.

During the three months ended September 30, 2022, the Company recognized $19,000 in PPP interest and fee income (“PPP income”), compared to $1.8 million during the three months ended September 30, 2021. As of September 30, 2022, the Company had $121,000 in remaining deferred PPP loan processing fees.

The table below breaks out the PPP income recognized for the periods indicated:

	For the Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	($ in thousands)

PPP origination fee income	$13	$122	$526	$868	$1,556
PPP interest income	6	7	36	105	201
Total PPP Income	$19	$129	$562	$973	$1,757

LOAN MODIFICATIONS/TROUBLED DEBT RESTRUCTURINGS.

The Company has adopted this policy election to address COVID-19 loan modification requests that have been received from the earlier of either January 1, 2022 or the 60th day after the end of the COVID-19 national emergency.

The Company implemented a modification deferral program under the CARES Act, which allowed residential, commercial and consumer borrowers who were adversely affected by the COVID-19 pandemic, to defer loan payments for a set period of time. As of September 30, 2022, the Company had no modified loans remaining under the CARES Act.

ALLOWANCE FOR LOAN LOSSES.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The ongoing COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, reduce demand for our products and services and other negative impacts on our financial position, results of operations and prospects. As of September 30, 2022, the Company’s delinquency and nonperforming assets have not been materially impacted by the COVID-19 pandemic, and therefore, have not resulted in material credit losses within the lending portfolio.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

At September 30, 2022, total assets were $2.6 billion, an increase of $40.4 million, or 1.6%, from December 31, 2021. During the nine months ended September 30, 2022, cash and cash equivalents decreased $76.3 million, or 73.8%, to $27.1 million, investment securities decreased $34.1 million, or 8.0%, to $394.4 million and total loans increased $143.0 million, or 7.7%, to $2.0 billion.

At September 30, 2022, the Company’s available-for-sale securities portfolio decreased $45.7 million, or 23.5%, from $194.4 million at December 31, 2021 to $148.7 million at September 30, 2022. The held-to-maturity securities portfolio, recorded at amortized cost, increased $12.1 million, or 5.5%, from $222.3 million at December 31, 2021 to $234.4 million at September 30, 2022. The marketable equity securities portfolio decreased $616,000, or 5.2%, from $11.9 million at December 31, 2021 to $11.3 million at September 30, 2022. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

At September 30, 2022, total loans were $2.0 billion, an increase of $143.0 million, or 7.7%, from December 31, 2021. Excluding PPP loans, total loans increased $165.8 million, or 9.0%, driven by an increase in commercial real estate loans of $101.7 million, or 10.4%, an increase in total commercial and industrial loans of $28.7 million, or 14.3%, an increase in residential real estate loans, which include home equity loans, of $34.6 million, or 5.3%, and a decrease in PPP loans of $22.9 million, or 90.3%, from December 31, 2021. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $147,000 and $204,000 for the nine months ended September 30, 2022 and 2021, respectively.

Management continues to remain attentive to any signs of deterioration in borrowers’ financial conditions and is proactive in taking the appropriate steps to mitigate risk. At September 30, 2022, nonperforming loans totaled $4.4 million, or 0.22% of total loans, compared to $5.0 million, or 0.27% of total loans, at December 31, 2021. At September 30, 2022, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, was 0.17% at September 30, 2022, compared to 0.20% at December 31, 2021. The allowance for loan losses as a percentage of total loans was 1.01% at September 30, 2022, compared to 1.06% at December 31, 2021. At September 30, 2022, the allowance for loan losses as a percentage of nonperforming loans was 456.0%, compared to 398.6%, at December 31, 2021.

At September 30, 2022, total deposits were $2.3 billion, an increase of $30.9 million, or 1.4%, from December 31, 2021, primarily due to an increase in core deposits of $89.6 million, or 4.8%. Core deposits, which the Company defines as all deposits except time deposits, increased from $1.9 billion, or 82.2% of total deposits, at December 31, 2021, to $1.9 billion, or 85.0% of total deposits, at September 30, 2022. Non-interest-bearing deposits increased $28.3 million, or 4.4%, to $669.6 million, interest-bearing checking accounts increased $7.8 million, or 5.4%, to $153.5 million, savings accounts increased $8.3 million, or 3.8%, to $225.9 million, and money market accounts increased $45.1 million, or 5.3%, to $895.4 million. Time deposits decreased $58.7 million, or 14.6%, from $402.0 million at December 31, 2021 to $343.3 million at September 30, 2022. The Company did not have any brokered deposits at September 30, 2022 or December 31, 2021.

At September 30, 2022, total borrowings increased $20.0 million, or 90.0%, from $22.3 million at December 31, 2021, to $42.3 million. Other borrowings increased $20.0 million to $22.7 million and subordinated debt outstanding totaled $19.7 million at September 30, 2022 and $19.6 million at December 31, 2021.

At September 30, 2022, shareholders’ equity was $211.7 million, or 8.2% of total assets, compared to $223.7 million, or 8.8% of total assets, at December 31, 2021. The decrease in shareholders’ equity reflects $5.5 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $4.0 million and an increase in accumulated other comprehensive loss of $21.4 million, partially offset by net income of $16.9 million. Total shares outstanding as of September 30, 2022 were 22,246,545.

The Company’s book value per share was $9.52 at September 30, 2022 compared to $9.87 at December 31, 2021, while tangible book value per share, a non-GAAP financial measure, decreased $0.36, or 3.9%, from $9.21 at December 31, 2021 to $8.85 at September 30, 2022. The change in accumulated other comprehensive income reduced the tangible book value per common share by $0.94 as of September 30, 2022, primarily due to the impact of higher interest rates on the fair value of available-for-sale securities.  Tangible book value is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related tangible book value calculation and a reconciliation of GAAP to non-GAAP financial measures.

The Company’s regulatory capital ratios remain in compliance with regulatory “well capitalized” requirements and internal target minimal levels. At September 30, 2022, the Company’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 9.0%, 11.8%, and 13.8%, respectively, and the Bank’s Tier 1 leverage, common equity tier 1 capital, and total risk-based capital ratios were 9.3%, 12.1%, and 13.1%, respectively, compared with regulatory “well capitalized” minimums of 5.00%, 6.5%, and 10.00%, respectively.

On April 27, 2021, the Board of Directors authorized a stock repurchase plan (the “2021 Plan”), pursuant to which the Company is authorized to repurchase up to 2.4 million shares of common stock, or 10% of its outstanding common stock, as of the date the 2021 Plan was adopted. During the three months ended September 30, 2022, the Company repurchased 236,302 shares of common stock under the 2021 Plan. During the nine months ended September 30, 2022, the Company repurchased 642,149 shares of common stock under the 2021 Plan. At September 30, 2022, there were 35,170 shares of common stock available for repurchase under the 2021 Plan. Following the end of the third quarter, the Company announced the completion of the 2021 Plan on October 13, 2022.

On July 26, 2022, the Board of Directors authorized a new stock repurchase plan (the “2022 Plan”), pursuant to which the Company may repurchase up to 1.1 million shares of common stock, which is approximately 5.0% of the Company’s outstanding shares of common stock as of the date the 2022 Plan was adopted. Repurchases under the 2022 Plan may commence now that the 2021 Plan has been completed.

The shares of common stock repurchased under the 2022 Plan will be purchased from time to time at prevailing market prices, through open market or privately negotiated transactions, or otherwise, depending upon market conditions. There is no guarantee as to the exact number, or value, of shares that will be repurchased by the Company, and the Company may discontinue repurchases at any time that management determines additional repurchases are not warranted. The timing and amount of additional share repurchases under the 2022 Plan will depend on a number of factors, including the Company’s stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

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

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

General.

The Company reported net income of $6.0 million, or $0.28 per diluted share, for the three months ended September 30, 2022, compared to net income of $6.0 million, or $0.27 per diluted share, for the three months ended September 30, 2021. Return on average assets and return on average equity was 0.93% and 10.90%, respectively, for the three months ended September 30, 2022, as compared to 0.96% and 10.85%, respectively, for the three months ended September 30, 2021.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2022 and 2021, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,973,580	$19,665	3.95%	$1,867,769	$18,776	3.99%
Securities(2)	404,005	2,105	2.07	353,690	1,501	1.68
Other investments - at cost	10,037	47	1.86	10,525	28	1.06
Short-term investments(3)	13,911	60	1.71	105,733	40	0.15
Total interest-earning assets	2,401,533	21,877	3.61	2,337,717	20,345	3.45
Total non-interest-earning assets	154,955			148,383
Total assets	$2,556,488			$2,486,100

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$139,678	$123	0.35%	$115,091	$96	0.33%
Savings accounts	224,112	38	0.07	212,711	35	0.07
Money market accounts	911,282	743	0.32	813,528	562	0.27
Time deposit accounts	339,614	260	0.30	445,379	524	0.47
Total interest-bearing deposits	1,614,686	1,164	0.29	1,586,709	1,217	0.30
Short-term borrowings and long-term debt	29,076	302	4.12	23,920	256	4.25
Interest-bearing liabilities	1,643,762	1,466	0.35	1,610,629	1,473	0.36
Non-interest-bearing deposits	658,853			615,468
Other non-interest-bearing liabilities	35,558			39,381
Total non-interest-bearing liabilities	694,411			654,849

Total liabilities	2,338,173			2,265,478
Total equity	218,315			220,622
Total liabilities and equity	$2,556,488			$2,486,100
Less: Tax-equivalent adjustment(2)		(123)			(107)
Net interest and dividend income		$20,288			$18,765
Net interest rate spread(4)			3.24%			3.07%
Net interest rate spread, on a tax equivalent basis(5)			3.26%			3.09%
Net interest margin(6)			3.35%			3.18%
Net interest margin, on a tax equivalent basis(7)			3.37%			3.20%
Ratio of average interest-earning assets to average interest-bearing liabilities			146.10%			145.14%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the three months ended September 30, 2022 and September 30, 2021, the loan accretion income and interest expense reduction on time deposits and borrowings (decreased) increased net interest income $(16,000), and $56,000, respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the three months ended September 30, 2022 and September 30, 2021 was 3.37%, and 3.19%, respectively.

(9)	Annualized.

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

	Three Months Ended September 30, 2022 compared to Three Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans (1)	$1,064	$(175)	$889
Securities (1)	214	390	604
Other investments - at cost	(1)	20	19
Short-term investments	(35)	55	20
Total interest-earning assets	1,242	290	1,532

Interest-bearing liabilities
Interest-bearing checking accounts	21	6	27
Savings accounts	2	1	3
Money market accounts	68	113	181
Time deposit accounts	(124)	(140)	(264)
Short-term borrowing and long-time debt	55	(9)	46
Total interest-bearing liabilities	22	(29)	(7)
Change in net interest and dividend income (1)	$1,220	$319	$1,539

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

Net interest income increased $1.5 million, or 8.1%, to $20.3 million, for the three months ended September 30, 2022, from $18.8 million for the three months ended September 30, 2021. The increase was due to an increase in interest and dividend income of $1.5 million, or 7.5%, and a decrease in interest expense of $7,000, or 0.5%. Interest expense on deposits decreased $53,000, or 4.4%, and interest expense on borrowings increased $46,000, or 18.0%. For the three months ended September 30, 2022, net interest income included $19,000 in PPP income, compared to $1.7 million for the three months ended September 30, 2021. Excluding PPP income, net interest income increased $3.3 million, or 19.2%.

The net interest margin was 3.35% for the three months ended September 30, 2022, compared to 3.18% for the three months ended September 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.37% for the three months ended September 30, 2022, compared to 3.20% for the three months ended September 30, 2021. The increase in the net interest margin was due to an increase in average loans outstanding of $105.8 million, or 5.7%, and an increase in average securities of $50.3 million, or 14.2%, while average short-term investments, consisting of cash and cash equivalents, decreased $91.8 million, or 86.8%, from the three months ended September 30, 2021, compared to the three months ended September 30, 2022.

The average yield on interest-earning assets increased 16 basis points from 3.43% for the three months ended September 30, 2021 to 3.59% for the three months ended September 30, 2022. During the three months ended September 30, 2022, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased one basis point, from 0.26% for the three months ended September 30, 2021 to 0.25% for the three months ended September 30, 2022. The average cost of core deposits, which include non-interest-bearing demand accounts, increased three basis points, from 0.16% for the three months ended September 30, 2021 to 0.19% for the three months ended September 30, 2022. The average cost of time deposits decreased 17 basis points from 0.47% for the three months ended September 30, 2021 to 0.30% for the three months ended September 30, 2022. The average cost of borrowings decreased 13 basis points from the three months ended September 30, 2021 to the three months ended September 30, 2022. For the three months ended September 30, 2022, average demand deposits, an interest-free source of funds, increased $43.4 million, or 7.0%, to $658.9 million, or 29.0% of total average deposits, from $615.5 million, or 28.0% of total average deposits for the three months ended September 30, 2021.

During the three months ended September 30, 2022, average interest-earning assets increased $63.8 million, or 2.7%, to $2.4 billion compared to the three months ended September 30, 2021, primarily due to an increase in average securities of $50.3 million, or 14.2%, and an increase in average loans of $105.8 million, or 5.7%, partially offset by a decrease in short-term investments, consisting of cash and cash equivalents, of $91.8 million, or 86.8%. Excluding average PPP loans, average interest-earning assets increased $141.7 million, or 6.3%, and average loans increased $183.6 million, or 10.3%, from the three months ended September 30, 2021 to the three months ended September 30, 2022.

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

The amount of the provision for loan losses during the three months ended September 30, 2022 was based on the changes that occurred in the loan portfolio during that same period. The Company recorded a provision for loan losses of $675,000 for three months ended September 30, 2022, compared to a credit for loan losses of $100,000 for the three months ended September 30, 2021. The increase in the provision for loan losses was due to strong organic loan growth during the third quarter of 2022. The Company recorded net charge-offs of $27,000 for the three months ended September 30, 2022, as compared to net recoveries of $67,000 for the three months ended September 30, 2021. Management continues to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality.

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

Non-interest Income.

Non-interest income decreased $705,000, or 21.4%, to $2.6 million for the three months ended September 30, 2022, from $3.3 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, service charges and fees on deposits increased $91,000, or 4.3%. During the same period, the Company reported a gain of $211,000 on non-marketable equity investments and an unrealized loss on marketable equity securities of $235,000, compared to unrealized gains on marketable equity securities of $11,000 during the three months ended September 30, 2021. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. Income from bank-owned life insurance decreased $94,000, or 19.4%, from $485,000 for the three months ended September 30, 2021 to $391,000 for the three months ended September 30, 2022. During the three months ended September 30, 2021, mortgage banking income from the sale of fixed rate residential real estate loans totaled $665,000. The Company did not sell any loans to the secondary market during the three months ended September 30, 2022.

Non-interest Expense.

For the three months ended September 30, 2022, non-interest expense increased $325,000, or 2.3%, to $14.3 million from $14.0 million, for the three months ended September 30, 2021. The increase in non-interest expense was partially due to an increase professional fees expense of $228,000, or 39.7%, which is comprised of legal fees, audit and compliance fees as well as other professional fees. Occupancy expense increased $102,000, or 9.1%, advertising expense increased $74,000, or 21.4%, other non-interest expense increased $49,000, or 2.1%, and data processing expense increased $9,000, or 1.3%. These increases were partially offset by a decrease in salaries and benefits expense of $69,000, or 0.9%, and a decrease in furniture and equipment expense of $68,000, or 12.8%.

For the three months ended September 30, 2022, the adjusted efficiency ratio, a non-GAAP financial measure, was 62.6%, compared to 63.6% for the three months ended September 30, 2021. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended September 30, 2022 was $1.9 million, representing an effective tax rate of 23.7%, compared to $2.1 million, representing an effective tax rate of 25.9%, for three months ended September 30, 2021.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND SEPTEMBER 30, 2021

General.

For the nine months ended September 30, 2022, the Company reported net income of $16.9 million, or $0.77 per diluted share, compared to $17.5 million, or $0.74 per diluted share, for the nine months ended September 30, 2021. Return on average assets and return on average equity were 0.88% and 10.26% for the nine months ended September 30, 2022, respectively, compared to 0.95% and 10.45% for the nine months ended September 30, 2021, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2022 and 2021, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest(8)	Cost(9)	Balance	Interest(8)	Cost(9)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,939,593	$56,354	3.88%	$1,900,652	$56,423	3.97%
Securities(2)	413,818	6,125	1.98	292,133	3,633	1.66
Other investments - at cost	10,172	102	1.34	10,104	91	1.20
Short-term investments(3)	31,804	129	0.54	105,246	90	0.11
Total interest-earning assets	2,395,387	62,710	3.50	2,308,135	60,237	3.49
Total non-interest-earning assets	150,885			146,180
Total assets	$2,546,272			$2,454,315

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$136,645	324	0.32	$102,106	293	0.38
Savings accounts	222,370	122	0.07	202,170	119	0.08
Money market accounts	900,280	1,812	0.27	752,361	1,865	0.33
Time deposit accounts	364,506	888	0.33	499,618	2,140	0.57
Total interest-bearing deposits	1,623,801	3,146	0.26	1,556,255	4,417	0.38
Short-term borrowings and long-term debt	25,819	819	4.24	43,578	911	2.79
Interest-bearing liabilities	1,649,620	3,965	0.32	1,599,833	5,328	0.45
Non-interest-bearing deposits	642,632			593,637
Other non-interest-bearing liabilities	34,340			37,259
Total non-interest-bearing liabilities	676,972			630,896

Total liabilities	2,326,592			2,230,729
Total equity	219,680			223,586
Total liabilities and equity	$2,546,272			$2,454,315
Less: Tax-equivalent adjustment(2)		(367)			(314)
Net interest and dividend income		$58,378			$54,595
Net interest rate spread(4)			3.16%			3.03%
Net interest rate spread, on a tax equivalent basis(5)			3.18%			3.04%
Net interest margin(6)			3.26%			3.16%
Net interest margin, on a tax equivalent basis(7)			3.28%			3.18%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.21%			144.27%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets.

(8)	Acquired loans, time deposits and borrowings are recorded at fair value at the time of acquisition. The fair value marks on the loans, time deposits and borrowings acquired accrete and amortize into net interest income over time. For the nine months ended September 30, 2022 and September 30, 2021, the loan accretion income and interest expense reduction on time deposits and borrowings increased (decreased) net interest income $87,000 and $(23,000), respectively. Excluding these items, net interest margin, on a tax-equivalent basis, for the nine months ended September 30, 2022 and September 30, 2021 was 3.28% and 3.18%, respectively.

(9)	Annualized.

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

	Nine Months Ended September 30, 2022 compared to Nine Months Ended September 30, 2021
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans(1)	$1,156	$(1,225)	$(69)
Securities(1)	1,513	979	2,492
Other investments - at cost	1	10	11
Short-term investments	(63)	102	39
Total interest-earning assets	2,607	(134)	2,473

Interest-bearing liabilities
Interest-bearing checking accounts	99	(68)	31
Savings accounts	12	(9)	3
Money market accounts	367	(420)	(53)
Time deposit accounts	(579)	(673)	(1,252)
Short-term borrowing and long-term debt	(371)	279	(92)
Total interest-bearing liabilities	(472)	(891)	(1,363)
Change in net interest and dividend income	$3,079	$757	$3,836

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income.

During the nine months ended September 30, 2022, net interest income increased $3.8 million, or 6.9%, to $58.4 million, compared to $54.6 million for the nine months ended September 30, 2021. The increase in net interest income was due to an increase in interest and dividend income of $2.4 million, or 4.0%, and a decrease in interest expense of $1.4 million, or 25.6%. For the nine months ended September 30, 2022, interest and dividend income included $710,000 in PPP income, compared to $5.8 million during the nine months ended September 30, 2021. Excluding PPP income, net interest income increased $8.9 million, or 18.2% for the same period.

The net interest margin for the nine months ended September 30, 2022 was 3.26%, compared to 3.16% during the nine months ended September 30, 2021. The net interest margin, on a tax-equivalent basis, was 3.28% for the nine months ended September 30, 2022, compared to 3.18% for the nine months ended September 30, 2021. Excluding the PPP income, the net interest margin increased 23 basis points from 3.00% for the nine months ended September 30, 2021 to 3.23% for the nine months ended September 30, 2022.

The average yield on interest-earning assets increased one basis point from 3.47% for the nine months ended September 30, 2021 to 3.48% for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased nine basis points from 0.32% for the nine months ended September 30, 2021 to 0.23% for the nine months ended September 30, 2022. For the nine months ended September 30, 2022, the average cost of core deposits, including non-interest-bearing demand deposits, decreased two basis points from 0.18% for the nine months ended September 30, 2021 to 0.16% for the nine months ended September 30, 2022. The average cost of time deposits decreased 24 basis points from 0.57% for the nine months ended September 30, 2021 to 0.33% during the same period in 2022. The average cost of borrowings, which include FHLB advances and subordinated debt, increased 145 basis points from 2.79% for the nine months ended September 30, 2021 to 4.24% for the nine months ended September 30, 2022, primarily due to the issuance of subordinated debt in April 2021. For the nine months ended September 30, 2022, average demand deposits, an interest-free source of funds, increased $49.0 million, or 8.3%, from $593.6 million, or 27.6% of total average deposits, for the nine months ended September 30, 2021, to $642.6 million, or 28.4% of total average deposits.

During the nine months ended September 30, 2022, average interest-earning assets increased $87.3 million, or 3.8%, to $2.4 billion. The increase in average interest-earning assets was due to an increase in average loans of $38.9 million, or 2.0%, as well as an increase in average securities of $121.7 million, or 41.7%, partially offset by a decrease of $73.4 million, or 69.8%, in short-term investments, consisting of cash and cash equivalents. Excluding average PPP loans, average interest-earning assets increased $214.3 million, or 9.9%, and average loans increased $166.0 million, or 9.4%.

Provision for Loan Losses.

For the nine months ended September 30, 2022, the provision for loan losses was $550,000, compared to a credit for loan losses of $1.2 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company adjusted its qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance calculation, which resulted in a credit for loan losses of $1.2 million. The Company recorded net charge-offs of $129,000 for the nine months ended September 30, 2022, as compared to net charge-offs of $95,000 for the nine months ended September 30, 2021.

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

Non-interest Income.

For the nine months ended September 30, 2022, non-interest income was $7.7 million, compared to $8.7 million for the nine months ended September 30, 2021. During the same period, service charges and fees increased $653,000, or 10.7%. Mortgage banking income was $1.1 million for the nine months ended September 30, 2021 due to the sale of fixed rate residential real estate loans to the secondary market. During the nine months ended September 30, 2022, the Company sold $277,000 in fixed rate residential loans to the secondary market. Other income from loan-level swap fees on commercial loans decreased $33,000, or 56.9%, and income from bank-owned life insurance decreased $129,000, or 9.0%. During the nine months ended September 30, 2022, the Company reported unrealized losses on marketable equity securities of $736,000, compared to unrealized losses of $72,000 during the nine months ended September 30, 2021. During the nine months ended September 30, 2022, the Company also reported realized losses on the sale of securities of $4,000, compared to realized losses on the sale of securities of $72,000 during the nine months ended September 30, 2021. The Company reported a gain of $352,000 on non-marketable equity investments during the nine months ended September 30, 2022, compared to $546,000 during the nine months ended September 30, 2021. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the nine months ended September 30, 2021, the Company recognized a loss on interest rate swap termination of $402,000 representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016.

Non-interest Expense.

For the nine months ended September 30, 2022, non-interest expense increased $2.2 million, or 5.4%, to $43.2 million, compared to $41.0 million for the nine months ended September 30, 2021. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expense of $589,000, or 2.5%, due to normal annual salary increases as well as higher compensation incentive costs to support overall franchise growth. Other non-interest expense increased $832,000, or 13.2%, professional fees expense increased $391,000, or 22.9%, which is comprised of legal fees, audit and compliance fees as well as other professional fees. Occupancy expense increased $254,000, or 7.2%, advertising expense increased $200,000, or 19.4%, furniture and equipment expense increased $11,000, or 0.7%, data processing expenses decreased $16,000, or 0.7%, and FDIC insurance expense decreased $3,000, or 0.4%. During the nine months ended September 30, 2021, the Company prepaid $32.5 million of FHLB borrowings resulting in a loss of $45,000. For the nine months ended September 30, 2022, the adjusted efficiency ratio, a non-GAAP financial measure, was 65.1%, compared to 64.7% for the nine months ended September 30, 2021. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the nine months ended September 30, 2022 was $5.4 million, representing an effective tax rate of 24.3%, compared to $6.0 million, representing an effective tax rate of 25.6%, for nine months ended September 30, 2021.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)

Loans (no tax adjustment)	$19,543	$18,670	$55,990	$56,111
Tax-equivalent adjustment(1)	122	106	364	312
Loans (tax-equivalent basis)	$19,665	$18,776	$56,354	$56,423

Securities (no tax adjustment)	$2,104	$1,500	$6,122	$3,631
Tax-equivalent adjustment(1)	1	1	3	2
Securities (tax-equivalent basis)	$2,105	$1,501	$6,125	$3,633

Net interest income (no tax adjustment)	$20,288	$18,765	$58,378	$54,595
Tax-equivalent adjustment(1)	123	107	367	314
Net interest income (tax-equivalent basis)	$20,411	$18,872	$58,745	$54,909

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)

Loans (no tax adjustment)	3.93%	3.97%	3.86%	3.95%
Loans (tax-equivalent basis)	3.95%	3.99%	3.88%	3.97%
Securities (no tax adjustment)	2.07%	1.68%	1.98%	1.66%
Securities (tax-equivalent basis)	2.07%	1.68%	1.98%	1.66%

Interest rate spread (no tax adjustment)	3.24%	3.07%	3.16%	3.03%
Net interest margin (no tax adjustment)	3.35%	3.18%	3.26%	3.16%
Net interest margin (tax-equivalent)	3.37%	3.20%	3.28%	3.18%

Net interest income (no tax adjustment)	$20,288	$18,765	$58,378	$54,595
Less:
Purchase accounting adjustments	(16)	56	87	(23)
Prepayment penalties and fees	99	8	147	160
PPP income	19	1,757	710	5,795
Adjusted net interest income (non-GAAP)	$20,186	$16,944	$57,434	$48,663

Average interest-earning assets	$2,401,533	$2,337,717	$2,395,387	$2,308,135
Average interest-earnings asset, excluding average PPP loans	$2,398,998	$2,257,346	$2,388,541	$2,174,274

Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income, prepayment penalties and average PPP loans (non-GAAP)	3.34%	2.98%	3.22%	2.99%

Book Value per Share (GAAP)	$9.52	$9.56	$9.52	$9.56
Non-GAAP adjustments:
Goodwill	(0.56)	(0.55)	(0.56)	(0.55)
Core deposit intangible	(0.11)	(0.12)	(0.11)	(0.12)
Tangible Book Value per Share (non-GAAP)	$8.85	$8.89	$8.85	$8.89

Income Before Income Taxes (GAAP)	$7,860	$8,142	$22,275	$23,509
Provision (credit) for loan losses	675	(100)	550	(1,225)
Income Before Taxes and Provision (non-GAAP)	$8,535	$8,042	$22,825	$22,284

Non-interest Expense (GAAP)	$14,343	$14,018	$43,232	$41,019
Non-GAAP adjustments:
Loss on prepayment of borrowings	—	—	—	(45)
Non-interest Expense for Efficiency Ratio (non-GAAP)	$14,343	$14,018	$43,232	$40,974

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(In thousands)

Net Interest Income (GAAP)	$20,288	$18,765	$58,378	$54,595

Non-interest Income (GAAP)	$2,590	$3,295	$7,679	$8,708
Non-GAAP adjustments:
(Gain) loss on securities, net	—	(2)	4	72
Unrealized loss (gain) on marketable equity securities	235	(11)	736	72
Loss on interest rate swap termination	—	—	—	402
Gain on non-marketable equity investments	(211)	—	(352)	(546)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,614	$3,282	$8,067	$8,708
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$22,902	$22,047	$66,445	$63,303

Efficiency Ratio (GAAP)	62.69%	63.54%	65.45%	64.80%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	62.63%	63.58%	65.06%	64.73%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

Primary Sources of Liquidity

At September 30, 2022 and December 31, 2021, outstanding borrowings from the FHLB, which include both short and long-term borrowings, were $16.5 million and $2.7 million, respectively. At September 30, 2022, we had $424.5 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2022 and December 31, 2021, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the nine months ended September 30, 2022 and 2021, we originated $407.5 million and $437.4 million in loans, respectively. We purchased securities totaling $33.0 million for the nine months ended September 30, 2022 and $222.7 million for the nine months ended September 30, 2021. At September 30, 2022, the Company had approximately $160.1 million in loan commitments and letters of credit to borrowers and approximately $314.1 million in available home equity and other unadvanced lines of credit.

Deposit in flows and out flows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At September 30, 2022, time deposit accounts scheduled to mature within one year totaled $283.0 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of September 30, 2022 were estimated to be $10.9 million, with $4.5 million expected to be paid within one year and the remaining $6.4 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to sixteen years, some of which include options to extend the leases for additional five-year terms up to fifteen years. Lease liabilities totaled $9.4 million as of September 30, 2022. Principal payments expected to be made on our lease liabilities during the twelve months ended September 30, 2023 are $1.3 million. The remaining lease liability payments totaled $8.1 million and are expected to be made after September 30, 2023.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. As of September 30, 2022, $19.7 million of the aggregate principal amount of the Notes remains outstanding. For more information on the Notes, refer to the information contained in Note 9 “Subordinated Debt” of the unaudited consolidated financial statements included above.

We do not anticipate any material capital expenditures during the rest of 2022, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At September 30, 2022, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2022, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$271,128	13.79%	$157,331	8.00%	N/A	N/A
Bank	257,553	13.11	157,168	8.00	$196,461	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	231,258	11.76	117,998	6.00	N/A	N/A
Bank	237,345	12.08	117,876	6.00	157,168	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	231,258	11.76	88,499	4.50	N/A	N/A
Bank	237,345	12.08	88,407	4.50	127,699	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	231,258	9.01	102,619	4.00	N/A	N/A
Bank	237,345	9.26	102,512	4.00	128,140	5.00
December 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,093	14.27%	$146,347	8.00%	N/A	N/A
Bank	243,788	13.35	146,135	8.00	$182,669	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	109,761	6.00	N/A	N/A
Bank	224,001	12.26	109,601	6.00	146,135	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	82,320	4.50	N/A	N/A
Bank	224,001	12.26	82,201	4.50	118,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,673	8.75	101,320	4.00	N/A	N/A
Bank	224,001	8.86	101,101	4.00	126,377	5.00

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2021 Plan(1)
July 1 - 31, 2022	158,115	7.54	158,115	113,357
August 1 - 31, 2022	16,885	8.95	16,885	96,472
September 1 - 30, 2022	61,302	8.35	61,302	35,170
Total	236,302	7.85	236,302	35,170

(1)	On April 27, 2021, the Board of Directors authorized the 2021 Plan under which the Company may purchase up to 2,400,000 shares of its common stock, or 10%, of its outstanding common stock.

There were no sales by us of unregistered securities during the three months ended September 30, 2022.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 4, 2022.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer