Form 10-K
period 2022-12-31
Western New England Bancorp, Inc.
filed 2023-03-10
CIK 1157647

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, was $167,596,293. This amount was based on the closing price as of June 30, 2022 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $7.46 on June 30, 2022.

As of March 3, 2023, the registrant had 22,210,653 shares of common stock, $0.01 per value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of the COVID-19 impact on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies;

●	the duration and scope of the continuing COVID-19 pandemic, including the emergence of new COVID-19 variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including increasing interest rates that reduce margin;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	uncertainty about the discontinued use of LIBOR and the transition to an alternative rate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

Investors should consider these risks, uncertainties, and other factors in addition to the factors under the heading “Risk Factors” included in this filing and our other filings with the SEC.

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

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2022, WNEB had consolidated total assets of $2.6 billion, total net loans of $2.0 billion, total deposits of $2.2 billion and total shareholders’ equity of $228.1 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2022, the Bank had twenty-five branches and ten freestanding automated teller machines (“ATMs”). The Bank also conducts business through an additional fourteen freestanding and thirty-one seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. All branch and ATM locations serve Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut. The Bank also provides a variety of banking services including telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

On October 21, 2016, the Company acquired Chicopee Bancorp, Inc. (“Chicopee”), the holding company for Chicopee Savings Bank and in conjunction with the acquisition, the name of the Company was changed to Western New England Bancorp, Inc. The transaction qualified as a tax-free reorganization for federal income tax purposes.

Subsidiary Activities.

Western New England Bancorp, Inc. has two subsidiaries that are included in the Company’s consolidated financial statements:

●	Westfield Bank. The Company conducts its principal business activities through its wholly owned subsidiary Westfield Bank.

●	WFD Securities, Inc. (“WFD”). WFD is a Massachusetts chartered security corporation, for the primary purpose of holding qualified securities.

Westfield Bank has three wholly owned subsidiaries that are included in the Company’s consolidated financial statements:

●	Elm Street Securities Corporation (“Elm”). Elm is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities.

●	WB Real Estate Holdings, LLC. (“WB”). WB is a Massachusetts-chartered limited liability company formed for the primary purpose of holding other real estate owned (“OREO”).

●	CSB Colts, Inc. (“CSB Colts”). CSB Colts is a Massachusetts-chartered security corporation, formed for the primary purpose of holding qualified securities. CSB Colts was acquired on October 21, 2016, in conjunction with the acquisition of Chicopee.

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates twenty-five banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and have ten freestanding ATM locations in Chicopee, Holyoke, Ludlow, Southwick, Springfield, West Springfield and Westfield, Massachusetts. The Bank also conducts business through an additional fourteen freestanding and thirty-one seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

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

A diversified mix of industry groups are concentrated in western Massachusetts and northern Connecticut, including manufacturing, health care, higher education, wholesale and retail trade and service. The economies of our primary markets have benefited from the presence of large employers such as Baystate Medical Center, Big Y World Class Markets, Center for Human Development, Holyoke Medical Center, MassMutual Financial Group, Mercy Medical Center/Trinity Health of New England, Mestek, Inc., MGM Springfield, Verizon and Westover Air Reserve Base in Massachusetts, and Aetna, Inc., Air National Guard, Collins Aerospace, Connecticut Children’s Medical Center, Hartford Financial Services Group, Hartford Hospital, Kaman Aerospace Corporation, Lego Systems Inc., Stanadyne LLC, Talcott Resolution Life Insurance Company and Travelers Indemnity Company in Connecticut. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals, and a variety of wholesale and retail trade business. Our Hampden County market also enjoys a strong tourism business with attractions such as the Eastern States Exposition, which operates The Big E, the largest fair in the northeast, the Basketball Hall of Fame, MGM Springfield and Six Flags New England.

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

At June 30, 2022, which is the most recent date for which data is available from the FDIC, we held approximately 13.7% of the deposits in Hampden County, which was the second largest market share out of the 16 banks and thrifts with offices in Hampden County.

Human Capital.

Diversity, Equity and Inclusion

We understand that our human capital is the most valuable asset we have and we are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. The Company strives to create an intentionally inclusive, diverse and thriving workplace where each person feels valued, respected and understood as well as a respectful, productive environment where everyone is encouraged to achieve their full potential. At December 31, 2022, our employees were representative of our commitment to recruit, develop, and retain diverse individuals, wherein approximately 66% of our employees were women and 18% of our employees were ethnic minorities, veterans or persons with disabilities. We remain focused on bolstering our workforce through inclusive hiring and retention practices, which we feel reflects and better serves our communities.

Talent Management

We have been successful in attracting, developing and retaining qualified and competent staff. The Company believes that it has had and continues to have good employee relations. Our talent management strategy ensures we leverage the talent needed, not just for today, but also for our future. Our employees are the foundation of our success and are responsible for upholding our guiding principles of integrity, trust, empathy, collaboration, strong work ethic, loyalty, inclusion and a professional and positive attitude.

As of December 31, 2022, the Bank employed 337 total employees, with 289 employed full-time and 48 employed part-time. Employee retention helps the Company operate efficiently and effectively.

There are many factors that contribute to the success of the Company. We actively encourage and support the growth and development of our employees. Whenever practical, Management generally seeks to fill positions by promotion and transfer opportunities from within the organization. Career development is advanced through ongoing mentoring and professional development programs, as well as internally and externally developed training programs. In 2021, a customized Corporate Leadership Development Program was established for the Company. During 2022, fifty employees were nominated to participate in the program and successfully completed the program. In addition, the Company offers educational reimbursement programs to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry. Each year, we also attract rising juniors and seniors from colleges and universities across our footprint who have the opportunity to be assigned an internship within the Company and have the potential to be hired upon graduation.

Employee Compensation and Benefits

Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical, dental and vision insurance, life insurance and disability insurance, a 401(k) Safe Harbor Plan, an employee stock ownership plan (“ESOP”), short-term and long-term incentive programs, paid time off including vacation days, personal days and paid holidays.

Workplace Health and Safety

The safety, health and wellness of our employees is considered a top priority. On an ongoing basis, the Company promotes the health and wellness of its employees and strives to keep the employee portion of health care premiums competitive with local competition. We communicate to our employees on a monthly basis through email and the Company’s intranet, sharing articles and best practices on mental, emotional and physical well-being, health savings account and flexible spending account use, resources to find cheaper prescriptions and other related topics. Our employees also have access to a platform that gives them access to interactive activities for wellness classes, stress management, mindfulness, healthy eating and health plan literacy. All employees are working in person; however, when they experience signs or symptoms of a possible COVID-19 illness, they have been asked not to come to work and test for COVID-19 as necessary. We follow the Center for Disease Control guidance as to when employees may return to in-person work.

Lending Activities.

General. The Company’s loan portfolio totaled $2.0 billion, or 78.0% of total assets, at December 31, 2022, compared to $1.9 billion, or 73.5% of total assets, at December 31, 2021. The Company lends to individuals, business entities, non-profit organizations and professional practices. The Company’s primary lending focus is on the development of high quality commercial relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

At December 31, 2022, our general regulatory limit on loans to one borrower was $39.7 million. Our largest lending exposure was a $32.2 million commercial lending relationship, of which $21.1 million was outstanding at December 31, 2022. The relationship is primarily secured by business assets and commercial real estate located in Agawam, Massachusetts. At December 31, 2022, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2022, commercial real estate loans totaled $1.1 billion, or 53.8% of total loans, compared to $980.0 million, or 52.6% of total loans, at December 31, 2021.

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

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2022 and December 31, 2021, there was $91.7 million and $83.2 million, respectively, in commercial construction loans included within commercial real estate loans.

At December 31, 2022, our total commercial and industrial loan portfolio totaled $219.8 million, or 11.0% of our total loans, with commercial and industrial loans totaling $217.6 million, or 10.9% of total loans, and Paycheck Protection Program (“PPP”) loans totaling $2.2 million, or 0.1% of total loans. At December 31, 2021, our total commercial and industrial loan portfolio was $226.6 million, or 12.2% of total loans, with commercial and industrial loans totaling $201.3 million, or 10.8% of total loans, and PPP loans totaling $25.3 million, or 1.4% of total loans. Commercial and industrial loans include seasonal revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years. Our commercial and industrial loan portfolio does not have any significant loan concentration by type of property or borrower.

The largest concentration of commercial loans to an industry was to hotels and accommodation, which comprised approximately 6.9% of the commercial loan portfolio as of December 31, 2022. At December 31, 2022, our largest commercial and industrial loan relationship was $32.2 million to a hardware merchant wholesaler. The loan relationship is secured by business assets and real estate. At December 31, 2022, this relationship was performing according to its original terms.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company offered PPP loans through the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. PPP loans totaled $2.3 million, or 0.1% of total loans, at December 31, 2022.

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

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $132.6 million at December 31, 2022 and $121.7 million at December 31, 2021. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $70.5 million and $63.2 million at December 31, 2022 and December 31, 2021, respectively.

Residential Real Estate Loans.

At December 31, 2022 and December 31, 2021, the residential real estate loan portfolio totaled $589.5 million, or 29.6% of total loans, and $552.3 million, or 29.6%, of total loans, respectively. The Company originates and funds residential real estate loans, including first mortgages, home equity loans, and home equity lines, secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut. The Company processes and underwrites all of its originations internally through its Residential Loan Center located in Westfield, MA.

These residential properties may serve as the borrower’s primary residence, or as vacation homes or investment properties. First mortgages may be underwritten in amounts up to 97% of the lesser of the appraised value or purchase price of the property for owner-occupied homes, 90% for second homes and 85% for investment properties. Private mortgage insurance is required on all loans with a loan-to-value ratio greater than 80%. We do not grant subprime loans. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards. Home equity loans and lines are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans and lines are underwritten by a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with Westfield Bank’s policy. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company may retain or sell the servicing when selling the loans. The Company is an approved seller and servicer with Fannie Mae, Freddie Mac and the FHLB. In order to reduce interest rate risk, during the twelve months ended December 31, 2022 and December 31, 2021, the Company sold $277,000 and $59.7 million of fixed rate, low coupon residential real estate loans to the secondary market, respectively. At December 31, 2022 and December 31, 2021, the Company serviced $79.3 million and $88.2 million, respectively, in residential loans sold to the secondary market. The servicing rights will likely continue to be retained on all loans sold over the life of the loan. The largest owner-occupied residential real estate loan was $1.9 million and was performing according to its original terms as of December 31, 2022.

Home Equity Loans.

At December 31, 2022 and December 31, 2021, home equity loans totaled $105.6 million, or 5.3% of total loans, and $99.8 million, or 5.4% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer Loans.

At December 31, 2022 and December 31, 2021, consumer loans totaled $5.0 million, or 0.3%, of total loans and $4.3 million, or 0.2%, of total loans, respectively. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2022		2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)

Real estate loans:
Commercial	$1,069,323	53.8%	$979,969	52.6%
Residential one-to-four family	589,503	29.6	552,332	29.6
Home equity	105,557	5.3	99,759	5.4
Total real estate loans	1,764,383	88.7	1,632,060	87.6

Commercial and industrial loans:
Commercial and industrial	217,574	10.9	201,340	10.8
PPP loans	2,274	0.1	25,329	1.4
Total commercial and industrial	219,848	11.0	226,669	12.2

Consumer	5,045	0.3	4,250	0.2

Total gross loans	1,989,276	100.00%	1,862,979	100.00%

Unamortized PPP loan fees	(109)		(781)
Unamortized premiums and net deferred loan fees and costs	2,233		2,518
Allowance for loan losses	(19,931)		(19,787)
Total loans, net	$1,971,469		$1,844,929

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2022. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2022
	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
(In thousands)
Amount due:
Within one year	$146,262	$24,202	$61,782	$86,161	$272	$—	$318,679

After one year:
One to five years	406,772	38,643	2,398	94,979	3,925	—	546,717
Five to fifteen years	500,615	72,357	27,117	22,585	228	—	622,902
Over fifteen years	15,674	454,301	14,260	16,123	620	—	500,978
Total due after one year	923,061	565,301	43,775	133,687	4,773	—	1,670,597

Total amount due:	1,069,323	589,503	105,557	219,848	5,045	—	1,989,276

Unamortized PPP loan fees	—	—	—	(109)	—	—	(109)
Net deferred loan origination fees and costs and premiums	(631)	1,691	812	343	18	—	2,233
Allowance for loan losses	(12,199)	(3,657)	(655)	(3,160)	(245)	(15)	(19,931)

Loans, net	$1,056,493	$587,537	$105,714	$216,922	$4,818	$(15)	$1,971,469

The following table presents, as of December 31, 2022, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2023, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2023
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential one-to-four family	$515,872	$49,429	$565,301
Home equity	43,775	—	43,775
Commercial real estate	391,084	531,977	923,061
Total real estate loans	950,731	581,406	1,532,137

Other loans:
Commercial and industrial	109,380	24,307	133,687
Consumer	4,773	—	4,773
Total other loans	114,153	24,307	138,460

Total loans	$1,064,884	$605,713	$1,670,597

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

All loans risk rated “Special Mention (5)”, “Substandard (6)”, “Doubtful (7)” and “Loss (8)” are listed on the Company’s criticized report and are reviewed by management not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as containing a loss are partially charged-off or fully charged-off. In addition, the Company closely monitors the classified loans for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. At December 31, 2022, criticized loans, inclusive of “adversely classified loans” (defined as “Substandard,” “Doubtful” or “Loss”), totaled $64.0 million, or 3.2% of total loans, compared to $82.6 million, or 4.4% of total loans, at December 31, 2021.

The Company’s adversely classified loans totaled $42.3 million, or 2.1% of total loans, at December 31, 2022 and $31.1 million, or 1.7%, of total loans, at December 31, 2021. Adversely classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become nonperforming loans totaled $36.6 million, or 1.8% of total loans, at December 31, 2022 and $26.4 million, or 1.4% of total loans, at December 31, 2021. The remaining balance of adversely classified loans were nonaccrual loans totaling $5.7 million, or 0.3% of total loans, at December 31, 2022 and $4.7 million, or 0.3% of total loans, at December 31, 2021.

Total impaired loans totaled $18.4 million, or 0.9% of total loans, at December 31, 2022 and $20.5 million, or 1.1% of total loans, at December 31, 2021. Total accruing impaired loans totaled $12.7 million and $15.5 million at December 31, 2022 and December 31, 2021, respectively, while nonaccrual impaired loans totaled $5.7 million and $5.0 million as of December 31, 2022 and December 31, 2021, respectively.

In management’s opinion, all impaired loan balances at December 31, 2022 and 2021, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. Based on management’s assessment at December 31, 2022 and December 31, 2021, no impaired loans required a specific reserve. Management closely monitors these relationships for collateral or credit deterioration.

At December 31, 2022, 2021, 2020, nonaccrual loans totaled $5.7 million, or 0.29% of total loans, $5.0 million, or 0.27% of total loans, and $7.8 million, and 0.41% of total loans, respectively. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $257,000, $262,000 and $275,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

At December 31, 2022, 2021 and 2020, the Company carried no other real estate owned (“OREO”) balances.

The following table presents, for the years indicated, an analysis of the allowance for loan losses and other related data.

	Years Ended December 31,
	2022	2021
	(Dollars in thousands)

Allowance for loan losses to total loans outstanding	1.00%	1.06%
Allowance for loan losses	$19,931	$19,787
Total loans outstanding	$1,991,400	$1,864,716

Nonaccrual loans to total loans outstanding	0.29%	0.27%
Nonaccrual loans	$5,694	$4,964
Total loans outstanding	$1,991,400	$1,864,716

Allowance for loan losses to nonaccrual loans	350.04%	398.61%
Allowance for loan losses	$19,931	$19,787
Nonaccrual loans	$5,694	$4,964

Net charge-offs (recoveries) during the period to daily average loans outstanding:

Residential one-to-four family recoveries to daily average loans outstanding	(0.01)%	(0.01)%
Net recoveries during the period	$(30)	$(64)
Average amount outstanding	$576,502	$583,225

Commercial real estate charge-offs to daily average loans outstanding	0.03%	0.01%
Net charge-offs during the period	$337	$96
Average amount outstanding	$1,052,345	$886,259

Commercial and industrial charge-offs to daily average loans outstanding	0.03%	0.11%
Net charge-offs during the period	$69	$343
Average amount outstanding	$216,547	$312,000

Home equity charge-offs (recoveries) to daily average loans outstanding	0.03%	(0.01)%
Net charge-offs (recoveries) during the period	$26	$(9)
Average amount outstanding	$103,565	$101,697

Consumer charge-offs to daily average loans outstanding	3.37%	1.66%
Net charge-offs during the period	$154	$79
Average amount outstanding	$4,568	$4,745

Total Loan Charge-offs to Daily Average Loans Outstanding	0.03%	0.02%
Net charge-offs during the period	$556	$445
Average amount outstanding	$1,953,527	$1,887,926

Allowance for Loan Losses.

The allowance for loan losses is an estimate of probable credit risk inherent in the loan portfolio as of the specified balance sheet dates. The Company maintains the allowance at a level that it deems adequate to absorb all reasonably anticipated probable losses from specifically known and other credit risks associated with the portfolio. The adoption of the Current Expected Credit Loss (“CECL”) allowance methodology became effective for the Company as of January 1, 2023. Upon implementation, the Company elected to leverage a CECL compliant Discounted Cash Flow (“DCF”) model to calculate projected potential loan losses.

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

The general allowance is calculated by applying loss factors to outstanding loans by loan type, excluding loans determined to be impaired. As part of this analysis, each quarter we prepare an allowance for loan losses worksheet which categorizes the loan portfolio by risk characteristics such as loan type and loan grade. The general allowance is inherently subjective as it requires material estimates that may be susceptible to significant change. There are a number of factors that are considered when evaluating the appropriate level of the allowance. These factors include current economic and business conditions that affect our key lending areas, collateral values, loan volumes and concentrations, credit quality trends such as nonperforming loans, delinquency and loan losses, and specific industry concentrations within the portfolio segments that may impact the collectability of the loan portfolio. In 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19” based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown. During the year ended December 31, 2021, the qualitative adjustment factors related to the COVID-19 pandemic and the uncertainty in the economic environment were reduced as Management continued to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. For information on our methodology for assessing the appropriateness of the allowance for loan losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

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

Management continues to closely monitor the necessary allowance levels, including specific reserves. The allowance for loan losses to total loans ratio was 1.00% at December 31, 2022 compared to 1.06% at December 31, 2021. The allowance for loan losses to total loans ratio, excluding PPP loans, was 1.00% and 1.08%, at December 31, 2022 and 2021, respectively. The allowance for loan losses to nonperforming loans ratio was 350.0% and 398.6%, at December 31, 2022 and 2021, respectively.

Based on the foregoing, as well as management’s judgment as to the existing credit risks inherent in the loan portfolio, management believes that the Company’s allowance for loan losses is adequate to absorb probable losses from specifically known and other probable credit risks associated with the portfolio as of December 31, 2022.

For the years ended December 31, 2022 and December 31, 2021, the Company recorded a provision for loan losses of $700,000, compared to a credit for loan losses of $925,000 to the allowance for loan losses based on our evaluation of the items discussed above. The credit for loan losses during the year ended December 31, 2021 was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment. We believe that the allowance for loan losses adequately reflects the level of incurred losses in the current loan portfolio as of December 31, 2022.

Allocation of Allowance for Loan Losses.

The following tables set forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2022			December 31, 2021
Loan Category	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)

Commercial real estate	$12,199	$1,069,323	53.8%	$12,970	$979,969	52.6%
Real estate mortgage:
Residential one-to-four family	3,657	589,503	29.6	3,358	552,332	29.6
Home equity	655	105,557	5.3	606	99,759	5.4
Commercial and industrial loans	3,160	219,848	11.0	2,643	226,669	12.2
Consumer loans	245	5,045	0.3	197	4,250	0.2
Unallocated	15	—	0.0	13	—	0.0
Total allowances for loan losses	$19,931	$1,989,276	100.0%	$19,787	$1,862,979	100.0%

Loans Acquired with Deteriorated Credit Quality.

Loans acquired in a transfer, including business combinations, where there is evidence of credit deterioration since origination and it is probable at the date of acquisition the Company will not collect all contractually required principal and interest payments, are accounted for under accounting guidance for purchased credit-impaired loans. This guidance provides that the excess of the cash flows initially expected to be collected over the fair value of the loans at the acquisition date (i.e., the accretable yield) is accreted into interest income over the estimated remaining life of the loans, provided that the timing and amount of future cash flows is reasonably estimated. The difference between the contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent to acquisition, probable decreases in expected cash flows are recognized through a provision for loan losses, resulting in an increase to the allowance for loan losses. If the Company has probable and significant increases in cash flows expected to be collected, the Company will first reverse any previously established allowance for loan losses and then increase interest income as a prospective yield adjustment. At December 31, 2022 and 2021, the Company had $5.2 million and $6.9 million in purchased credit- impaired loans.

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

Restricted Equity Securities.

At December 31, 2022 and 2021, the Company held $2.9 million and $2.2 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At December 31, 2022 and 2021, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2022.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2022 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur. Weighted average yield is calculated using the amortized cost and yield to maturity of securities divided by the total amortized cost of the segment, and does not adjust for tax-equivalent basis for any tax-exempt obligations.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$—	—%	$—	—%	$9,913	1.23%	$5,000	1.30%	$14,913	$11,568	1.25%
State and municipal bonds	—	—	270	3.00	—	—	—	—	270	270	3.00
Corporate bonds	—	—	3,012	3.33	5,000	5.70	—	—	8,012	7,493	4.81
Total debt securities	—	—	3,282	3.31	14,913	2.73	5,000	1.30	23,195	19,331	2.50

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	564	2.00	1,088	1.98	146,892	1.89	148,544	121,718	1.89
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	7,417	1.47	7,417	5,948	1.47
Total mortgage-backed securities	—	—	564	2.00	1,088	1.98	154,309	1.87	155,961	127,666	1.87

Total available-for-sale	$—	—%	$3,846	3.11%	$16,001	2.68%	$159,309	$1.85%	$179,156	$146,997	1.95%

Held-to-maturity:
Debt securities:
U.S. Treasury securities	$—	—%	$9,987	1.08%	$—	—%	$—	—%	$9,987	$9,162	1.08%
Total debt securities	—	—	9,987	1.08	—	—	—	—	9,987	9,162	1.08

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	—	—	220,181	2.16	220,181	181,788	2.16
Total mortgage-backed securities	—	—	—	—	—	—	220,181	2.16	220,181	181,788	2.16

Total held-to-maturity	$—	—%	$9,987	1.08%	$—	—%	$220,181	2.16%	$230,168	$190,950	2.11%

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

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, and the Bank’s liquidity needs, volatility of existing deposits, asset/liability position and overall objectives regarding the growth and retention of relationships. We may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of our asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. There were no brokered deposits on the balance sheet at December 31, 2022 and December 31, 2021.

Core deposits (defined as regular accounts, money market accounts, interest-bearing and noninterest-bearing demand accounts) represented 81.5% of total deposits on December 31, 2022 and 82.2% on December 31, 2021. At December 31, 2022 and December 31, 2021, time deposits with remaining terms to maturity of less than one year amounted to $288.7 million and $363.3 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2022, 2021 and 2020.

Cash Management Services.

In addition to the deposit products discussed above, commercial banking and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2022			2021			2020
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$647,971	28.6%	—%	$608,936	28.0%	—%	$489,602	26.0%	—%
Interest-bearing checking accounts	139,993	6.2	0.38	109,648	5.0	0.36	86,086	4.6	0.45
Regular savings accounts	222,267	9.8	0.07	205,394	9.4	0.07	153,073	8.1	0.09
Money market accounts	890,763	39.4	0.36	776,725	35.7	0.31	521,692	27.7	0.54
Total core deposit accounts	1,900,994	84.0	0.20	1,700,703	78.1	0.17	1,250,453	66.4	0.27
Time deposit accounts	363,258	16.0	0.41	477,067	21.9	0.53	634,111	33.6	1.60
Total deposits	$2,264,252	100.0%	0.24%	$2,177,770	100.0%	0.25%	$1,884,564	100.0%	0.72%

The following table sets forth the maturity of time deposits at the dates indicated:

	At December 31,
	2022			2021			2020
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Due within the year	$288,697	70.1%	0.69%	$363,290	90.3%	0.34%	$503,187	85.2%	0.75%
Over 1 year through 3 years	119,117	28.9	2.91	32,411	8.1	0.85	81,847	13.9	0.86
Over 3 years	3,876	1.0	0.14	6,279	1.6	0.31	5,302	0.9	0.84
Total certificated accounts	$411,690	100.0%	1.33%	$401,980	100.0%	0.38%	$590,336	100.0%	0.77%

The following table sets forth the uninsured portion of our core deposit accounts, by account type, at the dates indicated.

	At December 31,
	2022	2021	2020
	(Dollars in thousands)

Core deposit accounts:(1)
Demand deposits	$177,464	$194,735	$150,588
Interest-bearing checking accounts	105,644	104,985	61,334
Regular savings accounts	3,218	76,753	65,971
Money market accounts	303,898	309,739	205,471
Total core deposit accounts	$590,224	$686,212	$483,364

The following table sets forth the uninsured portion of our time deposits, by remaining maturity.

At December 31, 2022
(Dollars in thousands)

Time deposit accounts:(1)
3 months or less	$574
Over 3 months through 6 months	1,623
Over 6 months through 12 months	23
Over 12 months	94,146
Total time deposit accounts	$96,366

(1)	Uninsured deposits for the periods indicated have been estimated using the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows:

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$9,809	0.21%	$19,243	0.43%
Over 3 months through 6 months	11,021	0.37	23,304	0.43
Over 6 months through 12 months	35,820	1.60	18,353	0.46
Over 12 months	75,087	3.61	4,960	0.90
Total:	$131,737	2.54%	$65,860	0.47%

Other Sources of Funds.

As discussed above, deposit gathering has been the Company’s principal source of funds. Asset growth in excess of deposits may be funded through cash flows from our loan and investment portfolios, or the following sources:

Borrowings.

Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank of Boston (“FRB”), and borrowing arrangements with correspondent banks.

The Company is a member of the FHLB and uses borrowings as an additional source of funding to finance the Company’s lending and investing activities and to provide liquidity for daily operations. FHLB advances also provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2022, the Bank had $407.4 million in additional borrowing capacity from the FHLB.

The Company also has an overnight Ideal Way line of credit with the FHLB for $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. There were no advances outstanding under this line at December 31, 2022 and December 31, 2021, respectively.

The Company has an available line of credit of $4.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. At December 31, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has $65.0 million in available lines of credit with correspondent banks at interest rates determined and reset on a daily basis. At December 31, 2022 and December 31, 2021, we had no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At December 31, 2022, we had $1.2 million in long-term debt with the FHLB, compared to $2.7 million in long-term debt with the FHLB at December 31, 2021.

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

Financial Services.

Westfield Bank also provides access to insurance and investment products through Westfield Investment Services through LPL Financial (“LPL”), a third-party registered broker-dealer. Westfield Investment Services representatives provide a broad range of wealth management, investment, insurance, financial planning and strategic asset management services, helping clients meet all of their financial needs.

Securities and advisory services are offered through LPL Financial (LPL), a registered investment advisor and broker/dealer (member FINRA/SIPC). Insurance products are offered through LPL or its licensed affiliates. Westfield Bank and Westfield Investment Services are not registered as a broker/dealer or investment advisor. Registered representatives of LPL offer products and services using Westfield Investment Services, and may also be employees of Westfield Bank. These products and services are being offered through LPL or its affiliates, which are separate entities from and not affiliates of Westfield Bank or Westfield Investment Services. Securities and insurance offered through LPL or its affiliates are:

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

Mergers and Acquisitions.

The HOLA, the federal Bank Merger Act and other federal and state statutes regulate direct and indirect acquisitions of savings associations by savings and loan holding companies or other savings associations. The HOLA requires the prior approval of the FRB for the direct or indirect acquisition of more than 5% of the voting shares of a savings association or its parent holding company and for a company, other than a savings and loan holding company, to acquire “control” of a savings association or a savings and loan holding company. A company can be deemed to “control” a savings association or a savings and loan holding company by owning or controlling, directly or indirectly, more than 25% of the voting shares, but even below that threshold, a company can be found to have “control” through other controlling influences. Under the Change in Bank Control Act, no person, including a company, may acquire, directly or indirectly, control of an insured depository institution without providing 60 days’ prior notice and receiving a non-objection from the appropriate federal banking agency.

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

Pursuant to the Capital Rules, the minimum capital ratios are:

●	4.5% CET1 to risk-weighted assets;

●	6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

●	8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

●	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The Capital Rules also require a “capital conservation buffer,” composed entirely of CET1, on top of these minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity and other capital instrument repurchases and compensation based on the amount of the shortfall. The additional capital conservation buffer must be 2.5% of CET1, effectively resulting in minimum ratios inclusive of the capital conservation buffer of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The Capital Rules provide for a number of deductions from and adjustments to CET1, which have been simplified for non-advanced approaches institutions since the time the Capital Rules were initially finalized.

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

The Bank is subject to the Capital Rules as well. The Company and the Bank are each in compliance with the targeted capital ratios under the Capital Rules at December 31, 2022.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2022, the most recent notification from the OCC categorized the Bank as “well-capitalized” under the PCA framework.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus.  An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate.  As of December 31, 2022, we were in compliance with these limitations on loans to one borrower.

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

Qualified Thrift Lender Test.

Under federal law, as a federal savings association, the Bank must comply with the qualified thrift lender test (the “QTL test”). Under the QTL test, the Bank is required to maintain at least 65% of its “portfolio assets” in certain “qualified thrift investments” in at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, the Bank’s total assets less the sum of:

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2022. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

Preventing Suspicious Activity.

Under Title III of the USA PATRIOT Act (“Patriot Act”), all financial institutions are required to take certain measures to identify their customers, prevent money laundering, monitor customer transactions and report suspicious activity to U.S. law enforcement agencies. Financial institutions also are required to respond to requests for information from federal banking agencies and law enforcement agencies. Information sharing among financial institutions for the above purposes is encouraged by an exemption granted to complying financial institutions from the privacy provisions of Gramm-Leach Bliley Act and other privacy laws. Financial institutions are required to have anti-money laundering programs in place, which include, among other things, performing risk assessments and customer due diligence. The primary federal banking agencies and the Secretary of the Treasury have adopted regulations to implement several of these provisions. The Bank must also comply with the Customer Due Diligence Rule, which clarifies and strengthens the existing obligations for identifying new and existing customers and explicitly includes risk-based procedures for conducting ongoing customer due diligence. Financial institutions also are required to establish internal anti-money laundering programs. The effectiveness of institutions in combating money laundering activities is a factor to be considered in any application submitted by an insured depository institution under the Bank Merger Act. Western New England Bancorp and the Bank have in place a Bank Secrecy Act and Patriot Act compliance program and engage in limited transactions with foreign financial institutions or foreign persons.

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

Risks Related to our Business and Industry

Our Business and Results of Operations May be Adversely Affected by the Financial Markets, Fiscal, Monetary, and Regulatory Policies and Economic Conditions. These Factors Could Have a Material Adverse Effect on Our Earnings, Net Interest Margin, Rate of Growth, Financial Condition and Stock Price. The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future, particularly as a result of the COVID-19 pandemic. There can be no assurance that economic conditions will not worsen. Our business may be affected by unfavorable or uncertain economic conditions such as the level and volatility of interest rates, availability and market conditions of financing, business activity or investor or business confidence, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage inflation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of financial markets and the availability and cost of capital and credit, natural disasters, epidemics and pandemics (including COVID-19), terrorist attacks, acts of war or a combination of these or other factors.

Market fluctuations may impact our margin requirements and affect our business liquidity. Also, any sudden or prolonged market downturn, as a result of the above factors or otherwise, could result in a decline in net interest income and noninterest income and adversely affect our results of operations and financial condition, including asset quality, capital and liquidity levels.

In particular, the Company may face the following risks in connection with the economic or market environment:

●	The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt of equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by ratings agencies and deteriorating investor expectations.
●	The Company faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities.
●	Lowered consumer and business confidence levels that could result in declines in credit usage, adverse changes in payment patterns and increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.
●	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.
●	Competition in banking and financial services industry could intensify as a result of the increase consolidation of financial services companies in connection with current market conditions or otherwise.
●	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage, and underwrite its customers become less predictive of future behaviors.
●	The Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company.
●	The value of loans and other assets or collateral securing loans may decrease.

As economic conditions relating to the COVID-19 pandemic have improved, the Federal Reserve has shifted its focus to limiting inflationary and other potentially adverse effects of the extensive pandemic-related government stimulus, which signals the potential for a continued period of economic uncertainty even though the pandemic has subsided. In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, a potential resurgence of economic and political tensions with China and the Russian invasion of Ukraine, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

The Continuing COVID-19 Pandemic Could Adversely Affect Our Businesses and Our Customers, Counterparties, Employees, and Third-Party Service Providers. The pandemic has adversely affected, and may continue to adversely affect, our customers and other businesses in our market area, as well as counterparties and third party vendors. Although many health and safety restrictions have been lifted and vaccine distribution has increased, certain adverse consequences of the pandemic continue to impact the macroeconomic environment and may continue to persist. The growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications and/or disruptions, has also contributed to rising inflationary pressures. The final outcome and/or potential duration of the economic disruption that resulted from the onset and subsequent recovery from COVID-19 remains uncertain at this time as the financial markets continue to be impacted. Our business and operations have not been materially impacted by COVID-19 as of December 31, 2022. However, the ongoing pandemic could cause us to experience higher credit losses in our lending portfolio, impairment of our goodwill and other financial assets, reduced demand for our products and services and other negative impacts on our financial position, results of operations and prospects. Sustained adverse effects may also prevent us from satisfying our minimum regulatory capital ratios and other supervisory requirements or result in downgrades in our credit ratings. As a result, the full extent of the resulting adverse impacts on our business, financial condition, liquidity and results of operations remains inestimable at this time, and will depend on a number of evolving factors and future developments beyond our control and that we are unable to predict.

Interest Rate Volatility Could Adversely Affect Our Results of Operations and Financial Condition. We cannot predict or control changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve Board's target Fed Funds Rate was reduced to nearly 0% in March 2020. However, in a series of actions to combat rising inflation that began in March 2022, the Federal Reserve Board raised the Fed Funds Rate to 4.50% - 4.75% as of February 1, 2023. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets.

The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 85.5% of total revenues in 2022. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. In addition, we rely on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our financial condition and results of operations.

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

The Company maintains an allowance for loan losses, which is established through a provision for loan losses charged to earnings, that represents management’s estimate of probable losses inherent within the existing portfolio of loans. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become nonperforming, it may not be able to identify deteriorating loans before they become nonperforming assets, or be able to limit losses on those loans that have been identified to be nonperforming. On January 1, 2023, FASB-announced changes to accounting standards that impact the way banking organizations estimate their allowance for loan losses became effective for the Company. These changes or any others to accounting rules governing credit impairment estimates and recognition may increase the level of the allowance for loan losses. Any increases in the allowance for loan losses subsequent to adoption will result in a decrease in net income and, depending upon the magnitude of the changes, could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Investments are Subject to Interest Rate Risks, Credit Risk and Liquidity Risk and Declines in Value in its Investments May Require the Company to Record OTTI Charges That Could Have a Material Adverse Effect on the Company’s Results of Operations and Financial Condition. There are inherent risks associated with the Company’s investment activities, many of which are beyond the Company’s control. These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government-sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

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

Climate Change or Government Action and Societal Responses to Climate Change Could Adversely Affect Our Results of Operations. Climate change can increase the likelihood of the occurrence and severity of natural disasters and can also result in longer-term shifts in climate patterns such as extreme heat, sea level rise and more frequent and prolonged drought. Such significant climate change effects may negatively impact the Company’s geographic markets, disrupting the operations of the Company, our customers or third parties on which we rely. Damages to real estate underlying mortgage loans or real estate collateral and declines in economic conditions in geographic markets in which the Company’s customers operate may impact our customers’ ability to repay loans or maintain deposits due to climate change effects, which could increase our delinquency rates and average credit loss.

Moreover, as the effects of climate change continue to create a level of concern for the state of the global environment, companies are facing increasing scrutiny from customers, regulators, investors and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. New government regulations could result in more stringent forms of ESG oversight and reporting and diligence and disclosure requirements. Increased ESG related compliance costs, in turn, could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards, including with respect to the Company’s involvement in certain industries or projects associated with causing or exacerbating climate change, may negatively affect the Company’s reputation and commercial relationships, which could adversely affect our business.

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

Replacement of the London Interbank Offered Rate Could Adversely Affect Our Business, Financial Condition, and Results of Operations. In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates the London Interbank Offered Rate (“LIBOR”), announced that the FCA intends to stop persuading or compelling banks to submit the rates required to calculate LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. The U.S. bank regulators issued a Statement on LIBOR Transition on November 30, 2020 and subsequent guidance encouraging banks to transition away from U.S. Dollar (USD) LIBOR by December 31, 2021 at the latest for new contracts. LIBOR is currently anticipated to be fully phased out by June 30, 2023. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. Management is monitoring ARRC publications for best practices as the Company transitions legacy LIBOR loans by the June 30, 2023 deadline.  The Company adopted SOFR as its preferred benchmark as an alternative to LIBOR for use in new and legacy contracts beginning on January 1, 2022.

We have certain loans, derivative contracts, and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR, or any changes or reforms to the determination or supervision of LIBOR, could have an adverse impact on the market for or value of any LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us, could create considerable costs and additional risk and could have an adverse impact on our overall financial condition or results of operations. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

The Company’s stock price may fluctuate significantly as a result of a variety of factors, many of which are beyond its control. These factors include, but are not limited to, the Company’s:

●	past and future dividend practice;
●	financial condition, performance, creditworthiness and prospects;
●	quarterly variations in the Company’s operating results or the quality of the Company’s assets;
●	operating results that vary from the expectations of management, securities analysts and investors;
●	changes in expectations as to the Company’s future financial performance;
●	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by the Company or its competitors;
●	the operating and securities price performance of other companies that investors believe are comparable to the Company’s;
●	future sales of the Company’s equity or equity-related securities;
●	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;
●	catastrophic events, including natural disasters, and public health crises; and
●	instability in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity or real estate valuations or volatility, budget deficits or sovereign debt level concerns and other geopolitical, regulatory or judicial events.

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

The Company currently conducts business through our twenty-five banking offices, ten free-standing ATMs and an additional fourteen free-standing and thirty-one seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. The following table sets forth certain information regarding our properties as of December 31, 2022. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $25.0 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2028

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2024

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2027

1500 Main Street Springfield, MA	Leased	2006	2023

Location	Ownership	Year Opened	Year of Lease or License Expiration

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

237 South Westfield Street Feeding Hills, MA	Leased	2009	2023

12 East Granby Road Granby, CT	Owned	2021	N/A

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street (1) Springfield, MA	Owned	2008	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2032

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs(2):
516 Carew Street Springfield, MA	Leased	2002	2023

1000 State Street Springfield, MA	Leased	2003	2023

788 Memorial Avenue West Springfield, MA	Leased	2006	2025

2620 Westfield Street West Springfield, MA	Tenant at will	2006	N/A

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	N/A

98 Lower Westfield Road Holyoke, MA	Leased	2010	2025

Westfield State University 577 Western Avenue Westfield, MA

Ely Hall	Tenant at will	2010	N/A

Wilson Hall	Tenant at will	2010	N/A

208 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	N/A

291 Springfield Street Chicopee, MA	Tenant at will	2015	N/A

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2023

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2023

701 Center Street Chicopee, MA	Tenant at will	2015	N/A

627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

26 Central Street West Springfield, MA	Tenant at will	2021	N/A

1144 Southampton Road Westfield, MA	Leased	2022	2027

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:

1305 Memorial Avenue West Springfield, MA

Better Living Center	Leased	2011	2026

Better Living Center	Leased	2011	2026

Better Living Center (Door 6)	Leased	2011	2026

Big E Coliseum	Leased	2015	2026

Big E Young Building	Leased	2011	2026

Big E Mallary Complex	Leased	2011	2026

(1)	The parking lot on this property is leased. The lease expires in 2023 and the Company intends to renew the lease.

(2)	Thirty-one of the Bank’s ATMs are seasonal and not listed individually above. Thirty of the seasonal ATMs are located on the Big E grounds during events and one additional ATM is located in Westfield.

ITEM 3.	LEGAL PROCEEDINGS.

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

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2022, there were 22,216,789 shares of the Company’s common stock outstanding by approximately 1,973 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2022.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)(3)
October 1 - 31, 2022	78,826	8.54	78,826	1,056,344
November 1 - 30, 2022	—	—	—	1,056,344
December 1 - 31, 2022	14,099	9.42	—	1,056,344
Total	92,925	8.67	78,826	1,056,344

___________________________

(1)	On April 27, 2021, the Board of Directors approved an additional stock repurchase plan authorizing the Company to purchase up to 2,400,000 shares, or 10%, of its outstanding common stock.

(2)	On July 26, 2022, the Board of Directors approved an additional stock repurchase plan authorizing the Company to purchase up to 1,100,000 shares, or 5%, of its outstanding common stock.

(3)	Repurchase of 14,099 shares related to tax obligations for shares of restricted stock that vested on December 31, 2022 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 4, 2023.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2017 to December 31, 2022, to the total return by an investor who invested $100.00 in the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index

		Period Ending

Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Western New England Bancorp, Inc.	100.00	93.11	91.22	67.50	87.88	97.53
S&P U.S. Banks $1 Billion - $5 Billion	100.00	83.20	103.71	93.89	127.16	114.69
S&P U.S. BMI Banks New England Region Index	100.00	73.26	87.15	75.48	105.35	96.49
NASDAQ Bank Index	100.00	83.36	104.19	96.44	137.82	115.38

ITEM 6.	SELECTED FINANCIAL DATA.

[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K. Management’s discussion focuses on 2022 results compared to 2021. For a discussion of 2021 results compared to 2020, refer to Part II, Item 7 of our Annual Report filed on Form 10-K, which was filed with the SEC on March 11, 2022.

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

You should read the following financial results for the year ended December 31, 2022 in the context of this strategy.

For the twelve months ended December 31, 2022, net income was $25.9 million, or $1.18 diluted earnings per share, compared to net income of $23.7 million, or $1.02 diluted earnings per share, for the twelve months ended December 31, 2021. The results for the twelve months ended December 31, 2022 showed increases in net interest income and non-interest income, which were both partially offset by increases in the provision for loan losses and non-interest expense.

During the twelve months ended December 31, 2022, net interest income increased $6.0 million, or 8.3%, to $79.2 million, compared to $73.2 million for the twelve months ended December 31, 2021. The increase in net interest income was due to an increase in interest and dividend income of $6.1 million, or 7.6%, partially offset by an increase in interest expense of $24,000, or 0.4%. For the twelve months ended December 31, 2022, the Company generated net interest income growth of 8.3%, overcoming a $6.0 million, or 89.2%, decrease in PPP income as the PPP program comes to a close. Excluding PPP income of $728,000 and $6.8 million for the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021, respectively, net interest income increased $12.1 million, or 18.2% for the same period.

For the twelve months ended December 31, 2022, the provision for loan losses was $700,000, compared to a credit for loan losses of $925,000 for the twelve months ended December 31, 2021. The Company recorded net charge-offs of $556,000 for the twelve months ended December 31, 2022, as compared to net charge-offs of $445,000 for the twelve months ended December 31, 2021.

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

Loan Modifications/Troubled Debt Restructurings.

The Company implemented a modification deferral program under the CARES Act, which allowed residential, commercial and consumer borrowers who were adversely affected by the COVID-19 pandemic, to defer loan payments for a set period of time. As of December 31, 2022, the Company had no modified loans remaining under the CARES Act.

Allowance for Loan Losses.

In determining the allowance for loan losses, the Company considers quantitative loss factors and a number of qualitative factors, such as underwriting policies, current economic conditions, delinquency statistics, the adequacy of the underlying collateral and the financial strength of the borrower. The long-term consequences of the COVID-19 pandemic could cause us to experience higher credit losses in our lending portfolio, reduce demand for our products and services and other negative impacts on our financial position, results of operations and prospects. As of December 31, 2022, the Company’s delinquency and nonperforming assets have not been materially impacted by the COVID-19 pandemic, and therefore, have not resulted in material credit losses within the lending portfolio.

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

Although management believes it has established and maintained the allowance for loan losses at adequate levels, if management’s assumptions and judgments prove to be incorrect due to continued deterioration in economic, real estate and other conditions, and the allowance for loan losses is not adequate to absorb inherent losses, our earnings and capital could be significantly and adversely affected. There were no changes to the Company’s allowance for loan losses methodology during the year ended December 31, 2022.

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

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2022, 2021 and 2020. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2022			2021			2020
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,953,527	$77,758	3.98%	$1,887,926	$74,620	3.95%	$1,922,607	$78,284	4.07%
Securities(2)	407,444	8,299	2.04	319,778	5,398	1.69	214,312	4,360	2.03
Other investments - at cost	10,289	177	1.72	10,242	115	1.12	14,915	587	3.94
Short-term investments(3)	25,712	191	0.74	111,931	139	0.12	45,858	109	0.24
Total interest-earning assets	2,396,972	86,425	3.61	2,329,877	80,272	3.45	2,197,692	83,340	3.79
Total non-interest-earning assets	152,941			147,980			140,725
Total assets	$2,549,913			$2,477,857			$2,338,417

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$139,993	530	0.38	$109,648	399	0.36	$86,086	387	0.45
Savings accounts	222,267	161	0.07	205,394	154	0.07	153,073	136	0.09
Money market accounts	890,763	3,187	0.36	776,725	2,412	0.31	521,692	2,838	0.54
Time deposits	363,258	1,474	0.41	477,067	2,543	0.53	634,111	10,139	1.60
Total interest-bearing deposits	1,616,281	5,352	0.33	1,568,834	5,508	0.35	1,394,962	13,500	0.97
Short-term borrowings and long-term debt	31,556	1,344	4.26	38,294	1,164	3.04	190,752	4,945	2.59
Interest-bearing liabilities	1,647,837	6,696	0.41	1,607,128	6,672	0.42	1,585,714	18,445	1.16
Non-interest-bearing deposits	647,971			608,936			489,602
Other non-interest-bearing liabilities	35,615			39,108			32,251
Total non-interest-bearing liabilities	683,586			648,044			521,853
Total liabilities	2,331,423			2,255,172			2,107,567
Total equity	218,490			222,685			230,850
Total liabilities and equity	$2,549,913			$2,477,857			$2,338,417
Less: Tax-equivalent adjustment(2)		(497)			(424)			(465)
Net interest and dividend income		$79,232			$73,177			$64,430
Net interest rate spread(4)			3.18%			3.01%			2.61%
Net interest rate spread, on a tax-equivalent basis(5)			3.20%			3.03%			2.63%
Net interest margin(6)			3.31%			3.14%			2.93%
Net interest margin, on a tax-equivalent basis(7)			3.33%			3.16%			2.95%
Ratio of average interest-earning assets to average interest-bearing liabilities			145.46%			144.97%			138.59%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for 2022, 2021 and 2020. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Year Ended December 31, 2022 Compared to Year Ended December 31, 2021			Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$2,593	$545	$3,138	$(1,428)	$(2,236)	$(3,664)
Investment securities (1)	1,480	1,421	2,901	2,136	(1,098)	1,038
Other investments - at cost	1	60	61	(184)	(287)	(471)
Short-term investments	(107)	159	52	160	(130)	30
Total interest-earning assets	3,967	2,185	6,152	684	(3,751)	(3,067)

Interest-bearing liabilities
Interest-bearing checking accounts	110	21	131	106	(94)	12
Savings accounts	13	(6)	7	48	(30)	18
Money market accounts	354	421	775	1,367	(1,793)	(426)
Time deposits	(607)	(462)	(1,069)	(2,510)	(5,086)	(7,596)
Short-term borrowing and long-term debt	(205)	385	180	(3,951)	170	(3,781)
Total interest-bearing liabilities	(335)	359	24	(4,940)	(6,833)	(11,773)
Change in net interest and dividend income	$4,302	$1,826	$6,128	$5,624	$3,082	$8,706

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2022, 2021 and 2020. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	For the twelve months ended
	12/31/2022	12/31/2021	12/31/2020
	(In thousands)
Loans (no tax adjustment)	$77,264	$74,200	$77,837
Tax-equivalent adjustment (1)	494	420	447
Loans (tax-equivalent basis)	$77,758	$74,620	$78,284

Securities (no tax adjustment)	$8,296	$5,394	$4,342
Tax-equivalent adjustment (1)	3	4	18
Securities (tax-equivalent basis)	$8,299	$5,398	$4,360

Net interest income (no tax adjustment)	$79,232	$73,177	$64,430
Tax equivalent adjustment (1)	497	424	465
Net interest income (tax-equivalent basis)	$79,729	$73,601	$64,895

Net interest income (no tax adjustment)	$79,232	$73,177	$64,430
Less:
Purchase accounting adjustments	175	(55)	976
Prepayment penalties and fees	281	181	409
PPP fee income	728	6,769	4,842

Adjusted net interest income (non-GAAP)	$78,048	$66,282	$58,203

Average interest-earning assets	$2,396,972	$2,329,877	$2,197,692
Average interest-earnings asset, excluding average PPP loans	$2,391,252	$2,219,286	$2,052,188
Net interest margin (no tax adjustment)	3.31%	3.14%	2.93%
Net interest margin, tax-equivalent	3.33%	3.16%	2.95%
Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income and prepayment penalties (non-GAAP)	3.26%	2.99%	2.84%

	For the twelve months ended
	12/31/2022	12/31/2021	12/31/2020
	(In thousands)
Income Before Income Taxes (GAAP)	$34,629	$31,724	$14,156
Provision (credit) for loan losses	700	(925)	7,775
PPP income	(728)	(6,769)	(4,842)
Gain on defined benefit plan curtailment	(2,807)	—	—
Income Before Taxes, Provision, PPP Income and Defined Benefit Curtailment (non-GAAP)	$31,794	$24,030	$17,089

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$57,235	$54,942	$51,750
Non-GAAP adjustments:
Loss on prepayment of borrowings	—	(45)	(987)
Non-interest Expense for Adjusted Efficiency Ratio (non-GAAP)	$57,235	$54,897	$50,763

Net Interest Income (GAAP)	$79,232	$73,177	$64,430

Non-interest Income (GAAP)	$13,332	$12,564	$9,251
Non-GAAP adjustments:
Loss (gain) on securities, net	4	72	(1,965)
Unrealized losses (gain) on marketable equity securities	717	168	(109)
Loss on interest rate swap termination	—	402	2,353
Gain on non-marketable equity investments	(422)	(898)	—
Gain on defined benefit plan curtailment	(2,807)	—	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$10,824	$12,308	$9,530
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$90,056	$85,485	$73,960

Efficiency Ratio (GAAP)	61.83%	64.08%	70.24%

Adjusted Efficiency Ratio (Non-interest Expense for Efficiency Ratio (non-GAAP)/Total Revenue for Efficiency Ratio (non-GAAP))	63.55%	64.64%	69.97%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2022, 2021 and 2020.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021.

At December 31, 2022, total assets were $2.6 billion, an increase of $14.7 million, or 0.6%, from December 31, 2021. The balance sheet composition and changes since December 31, 2021 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $30.3 million, or 1.2% of total assets, at December 31, 2022 and $103.5 million, or 4.1% of total assets, at December 31, 2021. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company. The decrease in cash and cash equivalents at December 31, 2022 is primarily due to the Company utilizing cash on hand to fund loan growth during the year ended December 31, 2022.

Investments.

At December 31, 2022, the Company’s available-for-sale securities portfolio decreased $47.4 million, or 24.4%, from $194.4 million at December 31, 2021 to $147.0 million at December 31, 2022. The held-to-maturity securities portfolio, recorded at amortized cost, increased $7.9 million, or 3.6%, from $222.3 million at December 31, 2021 to $230.2 million at December 31, 2022. The marketable equity securities portfolio decreased $5.7 million, or 47.6%, from $11.9 million at December 31, 2021 to $6.2 million at December 31, 2022. The decreases were due to principal pay downs and redemptions, as well as an increase in unrealized loss on securities available-for-sale. The primary objective of the investment portfolio is to provide liquidity and maximize income while preserving the safety of principal.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $2.9 million and $2.2 million at December 31, 2022 and December 31, 2021, respectively.

At December 31, 2022 and 2021, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

At December 31, 2022, total loans were $2.0 billion, an increase of $126.7 million, or 6.8%, from December 31, 2021. Excluding PPP loans, total loans increased $149.7 million, or 8.1%, driven by an increase in commercial real estate loans of $89.4 million, or 9.1%, an increase in total commercial and industrial loans of $16.2 million, or 8.1%, an increase in residential real estate loans, which include home equity loans, of $43.0 million, or 6.6%, and a decrease in PPP loans of $23.1 million, or 91.0%, from December 31, 2021. During the twelve months ended December 31, 2022 and 2021, the Company sold $277,000 and $59.7 million, respectively, of fixed rate, low coupon residential real estate loans to the secondary market. As of December 31, 2022, the Company serviced $79.3 million in loans sold to the secondary market, compared to $88.2 million at December 31, 2021. Servicing rights will likely continue to be retained on all loans written and sold to the secondary market.

Bank-Owned Life Insurance (“BOLI”).

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $74.6 million and $72.9 million at December 31, 2022 and 2021, respectively.

Deposits.

At December 31, 2022, total deposits were $2.2 billion, a decrease of $27.5 million, or 1.2%, from December 31, 2021, primarily due to a decrease in core deposits of $37.1 million, or 2.0%. Core deposits, which the Company defines as all deposits except time deposits, decreased from $1.9 billion, or 82.2% of total deposits, at December 31, 2021, to $1.8 billion, or 81.5% of total deposits, at December 31, 2022. Non-interest-bearing deposits increased $4.2 million, or 0.7%, to $645.5 million, interest-bearing checking accounts increased $3.0 million, or 2.1%, to $148.7 million, savings accounts increased $4.8 million, or 2.2%, to $222.4 million, and money market accounts decreased $49.3 million, or 5.8%, to $801.1 million. Time deposits increased $9.7 million, or 2.4%, from $402.0 million at December 31, 2021 to $411.7 million at December 31, 2022.

Borrowed Funds.

At December 31, 2022, total borrowings increased $39.9 million, or 178.9%, from $22.3 million at December 31, 2021, to $62.2 million. Short-term borrowings and long-term debt increased $39.9 million to $42.5 million and subordinated debt outstanding totaled $19.7 million at December 31, 2022 and $19.6 million at December 31, 2021.

Shareholders’ Equity.

At December 31, 2022, shareholders’ equity was $228.1 million, or 8.9% of total assets, compared to $223.7 million, or 8.8% of total assets, at December 31, 2021. The increase in shareholders’ equity reflects net income of $25.9 million, partially offset by $6.4 million for the repurchase of the Company’s common stock, the payment of regular cash dividends of $5.3 million and an increase in accumulated other comprehensive loss of $12.7 million. Total shares outstanding as of December 31, 2022 were 22,216,789.

The Company’s book value per share was $10.27 at December 31, 2022 compared to $9.87 at December 31, 2021, while tangible book value per share, a non-GAAP financial measure, increased $0.40, or 4.3%, from $9.21 at December 31, 2021 to $9.61 at December 31, 2022. Reflected in the book value and tangible book value changes during the year ended December 31, 2022 are the Federal Reserve’s 425 basis points interest rate increases, which resulted in significant changes in unrealized gains and losses on investment securities. Such unrealized gains and losses are generally due to changes in interest rates and represent the difference, net of applicable income tax effect, between the estimated fair value and amortized cost of investment securities classified as available-for-sale. The Company had no other-than-temporary impairment charges in its investment portfolio in 2022 or 2021. Tangible book value is a Non-GAAP measure. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.” As of December 31, 2022, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

Pension Plan.

On October 31, 2022, the Board of Director’s previously approved termination of the Westfield Bank Defined Benefit Pension Plan (“DB Plan”) became effective, subject to regulatory approvals. Once the Company has received regulatory approval to terminate the DB Plan, which is expected in the first quarter of 2023, the Company will make an additional cash contribution during the second quarter of 2023, if necessary, in order to fully fund the DB Plan on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the DB Plan, for those participants who do not opt for a one-time lump sum payment. The actual amount of this cash contribution, if any, will depend upon the nature and timing of participant settlements, as well as prevailing market conditions. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, the Company recorded a gain on curtailment of $2.8 million through non-interest income. The improvement in book value and tangible book value for the three months ended December 31, 2022 were primarily related to the termination of the DB Plan.

Assets under Management.

Total assets under management include loans serviced for others and investment assets under management. Loans serviced for others and investment assets under management are not carried as assets on the Company’s consolidated balance sheet, and as such, total assets under management is not a financial measurement recognized under GAAP, however, management believes its disclosure provides information useful in understanding the trends in total assets under management.

The Company provides a wide range of investment advisory and wealth management services through Westfield Investment Services through LPL Financial, a third-party broker-dealer. Investment assets under management decreased $35.6 million, or 18.9%, from $188.1 million for the year ended December 31, 2021, to $152.5 million for the year ended December 31, 2022.

Comparison of Operating Results for Years Ended December 31, 2022 and 2021.

General.

For the twelve months ended December 31, 2022, the Company reported net income of $25.9 million, or $1.18 per diluted share, compared to $23.7 million, or $1.02 per diluted share, for the twelve months ended December 31, 2021.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2022, net interest income increased $6.0 million, or 8.3%, to $79.2 million, compared to $73.2 million for the twelve months ended December 31, 2021. The increase in net interest income was due to an increase in interest and dividend income of $6.1 million, or 7.6%, partially offset by an increase in interest expense of $24,000, or 0.4%. For the twelve months ended December 31, 2022, the Company generated net interest income growth of 8.3%, overcoming a $6.0 million, or 89.2%, decrease in PPP income as the PPP program comes to a close. Excluding PPP income of $728,000 and $6.8 million for the twelve months ended December 31, 2022 and the twelve months ended December 31, 2021, respectively, net interest income increased $12.1 million, or 18.2% for the same period.

The net interest margin for the twelve months ended December 31, 2022 was 3.31%, compared to 3.14% during the twelve months ended December 31, 2021. The net interest margin, on a tax-equivalent basis, was 3.33% for the twelve months ended December 31, 2022, compared to 3.16% for the twelve months ended December 31, 2021. Excluding the PPP income, the net interest margin increased 29 basis points from 2.99% for the twelve months ended December 31, 2021 to 3.28% for the twelve months ended December 31, 2022.

The average yield on interest-earning assets increased 15 basis point from 3.43% for the twelve months ended December 31, 2021 to 3.58% for the twelve months ended December 31, 2022. During the twelve months ended December 31, 2022, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased one basis point from 0.30% for the twelve months ended December 31, 2021 to 0.29% for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2022, the average cost of core deposits, including non-interest-bearing demand deposits, increased three basis points from 0.17% for the twelve months ended December 31, 2021 to 0.20% for the twelve months ended December 31, 2022. The average cost of time deposits decreased 12 basis points from 0.53% for the twelve months ended December 31, 2021 to 0.41% during the same period in 2022. The average cost of borrowings, which include FHLB advances and subordinated debt, increased 122 basis points from 3.04% for the twelve months ended December 31, 2021 to 4.26% for the twelve months ended December 31, 2022, due to the issuance of $20.0 million in subordinated debt in April 2021.

For the twelve months ended December 31, 2022, average demand deposits, an interest-free source of funds, increased $39.0 million, or 6.4%, from $609.0 million, or 28.0% of total average deposits, for the twelve months ended December 31, 2021, to $648.0 million, or 28.6% of total average deposits, for the twelve months ended December 31, 2022.

During the twelve months ended December 31, 2022, average interest-earning assets increased $67.1 million, or 2.9%, to $2.4 billion. The increase in average interest-earning assets was due to an increase in average loans of $65.6 million, or 3.5%, as well as an increase in average securities of $87.7 million, or 27.4%, partially offset by a decrease of $86.2 million, or 77.0%, in short-term investments, which consists of cash and cash equivalents. Excluding average PPP loans, average loans increased $170.5 million, or 9.6%, and average interest-earnings assets increased $172.0 million, or 7.7%.

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

The provision for loan losses increased $1.6 million, to $700,000 for the twelve months ended December 31, 2022, from a credit for loan losses of $925,000 for the twelve months ended December 31, 2021, primarily driven by loan growth during the year ended December 31, 2022. The credit for loan losses for the twelve months ended December 31, 2021 was due to the Company reducing its qualitative factors related to the impact of the COVID-19 pandemic and other economic trends used in the Company’s allowance.

The Company recorded net charge-offs of $556,000 for the twelve months ended December 31, 2022, as compared to net charge-offs of $445,000 for the twelve months ended December 31, 2021. The allowance for loan losses as a percentage of total loans was 1.00% at December 31, 2022, compared to 1.06% at December 31, 2021. At December 31, 2022, the allowance for loan losses as a percentage of nonperforming loans was 350.0%, compared to 398.6%, at December 31, 2021.

Although management believes it has established and maintained the allowance for loan losses at appropriate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2022, non-interest income increased $768,000, or 6.1%, from $12.6 million for the twelve months ended December 31, 2021 to $13.3 million for the twelve months ended December 31, 2022. During the twelve months ended December 31, 2021, non-interest income included the recognition of $555,000 in BOLI death benefits. During the twelve months ended December 31, 2022, service charges and fees increased $712,000, or 8.5%, and mortgage banking income decreased $1.4 million from the twelve months ended December 31, 2021 to the twelve months ended December 31, 2022. In 2021, the Company sold $59.7 million in fixed rate residential real estate loans to the secondary market, compared to $277,000 in sales during the twelve months ended December 31, 2022. Other income from loan-level swap fees on commercial loans decreased $33,000, or 56.9%, and income from BOLI decreased $187,000, or 9.8%.

On October 31, 2022, the termination of the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) became effective, subject to regulatory approvals expected in the first quarter of 2023, with final settlement expected to occur occurring in the second quarter of 2023. During the twelve months ended December 31, 2022, the Company recorded a curtailment gain related to the DB Plan termination of $2.8 million through non-interest income. Excluding the defined benefit curtailment gain as a result of the termination of the DB Plan and BOLI death benefits, non-interest income decreased $1.5 million, or 12.5%. During the twelve months ended December 31, 2022, the Company reported unrealized losses on marketable equity securities of $717,000, compared to unrealized losses of $168,000 during the twelve months ended December 31, 2021. During the twelve months ended December 31, 2022, the Company also reported realized losses on the sale of securities of $4,000, compared to realized losses on the sale of securities of $72,000 during the twelve months ended December 31, 2021. In addition, the Company reported a gain of $422,000 on non-marketable equity investments during the twelve months ended December 31, 2022, compared to $898,000 during the twelve months ended December 31, 2021. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the twelve months ended December 31, 2021, the Company also recognized a loss on interest rate swap termination of $402,000 representing the unamortized portion of a $3.4 million loss associated with the previous termination of a $32.5 million interest rate swap on March 16, 2016.

Non-Interest Expense.

For the twelve months ended December 31, 2022, non-interest expense increased $2.3 million, or 4.2%, to $57.2 million, compared to $54.9 million for the twelve months ended December 31, 2021. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expense of $511,000, or 1.6%, due to normal annual salary increases as well as higher incentive compensation costs. Other non-interest expense increased $878,000, or 10.2%, professional fees increased $531,000, or 24.3%, which is comprised of legal fees, audit and compliance fees, as well as other professional fees. Occupancy expense increased $328,000, or 7.0%, advertising expense increased $116,000, or 9.0%, and FDIC insurance expense increased $50,000, or 5.0%. These increases were partially offset by a decrease in furniture and equipment expense of $58,000, or 2.8%, and a decrease in data processing expense of $18,000, or 0.6%. During the twelve months ended December 31, 2021, the Company prepaid $32.5 million of FHLB borrowings resulting in a loss of $45,000. For the twelve months ended December 31, 2022, the efficiency ratio was 61.8%, compared to 64.1% for the twelve months ended December 31, 2021. For the twelve months ended December 31, 2022, the adjusted efficiency ratio, a non-GAAP financial measure, was 63.6%, compared to 64.6% for the twelve months ended December 31, 2021. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

Income Taxes.

Income tax expense for the twelve months ended December 31, 2022 was $8.7 million, representing an effective tax rate of 25.2%, compared to $8.0 million, representing an effective tax rate of 25.3%, for twelve months ended December 31, 2021.

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

Primary Sources of Liquidity

At December 31, 2022 and December 31, 2021, outstanding borrowings from the FHLB were $36.2 million and $2.7 million, respectively. At December 31, 2022, we had $407.4 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

In addition, we have available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2022 and 2021, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2022, we originated $447.4 million in loans, compared to $611.4 million in 2021. During the year ended December 31, 2022, cash and cash equivalents decreased $73.1 million, or 70.7%, to $30.3 million, as cash on hand was used during the year to fund loan growth. We purchased securities totaling $33.0 million for the year ended December 31, 2022, compared to purchases of $296.6 million for the year ended December 31, 2021. At December 31, 2022, the Company had approximately $176.7 million in loan commitments and letters of credit to borrowers and approximately $328.8 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2022, time deposit accounts scheduled to mature within one year totaled $288.7 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At December 31, 2022, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2022 were estimated to be $10.7 million, with $4.9 million expected to be paid within one year and the remaining $5.8 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to sixteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $11.2 million as of December 31, 2022. Principal payments expected to be made on our lease liabilities during the twelve months ended December 31, 2023 were $1.4 million. The remaining lease liability payments totaled $9.8 million and are expected to be made after December 31, 2023 (See Note 12, Leases, to our consolidated financial statements for further information on our lease obligations).

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At December 31, 2022, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve (See Note 8, Long-Term Debt, to our consolidated financial statements for further information on our long-term debt).

We do not anticipate any material capital expenditures during the calendar year 2023, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

In 2022, cash flows from deposit inflows were used to fund loan growth and purchase held-to-maturity and available-for-sale securities. The Company continues its emphasis on growing commercial loans, which typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2022	At December 31, 2021
1 – 12 Months
+200 basis points	-3.9%	-3.9%
-100 basis points	1.4%	-2.8%
-200 basis points	2.2%	N/A (1)

13 – 24 Months
+200 basis points	0.2%	-4.5%
-100 basis points	9.2%	-8.6%
-200 basis points	11.4%	N/A (1)

(1) The down 200 basis points scenario for 2021 is not presented due to certain market rates being below 200 basis points.

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

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board of Directors has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments. We did not have any interest rate swap agreements designated as cash flow hedges at December 31, 2022 or 2021.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and Subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

On Internal Control over Financial Reporting

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 10, 2023 expressed an unqualified opinion.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

March 10, 2023

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

The following information included in the Proxy Statement is incorporated herein by reference: “Independent Registered Public Accounting Firm Fees and Services.” Our independent registered public accounting firm is Wolf & Company, P.C., Boston, Massachusetts, Auditor ID: 392.

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

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Louis Gorman, III and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on March 23, 2018).
10.14*	Employment Agreement between Louis Gorman, III and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on March 23, 2018).
10.15*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).
10.16*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.17*	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).

10.18*	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021(incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).
10.19†	Employment Agreement between Filipe B. Goncalves and Western New England Bancorp dated as of January 1, 2021.
10.20†	Employment Agreement between Filipe B. Goncalves and Westfield Bank dated as of January 1, 2021.
10.21†	Change of Control Agreement between Daniel A. Marini, Westfield Bank and Western New England Bancorp, Inc. dated as of January 1, 2022.
10.22*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).
10.23*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).
10.24*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.25*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.26*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.27*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.28*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.29*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 with the SEC on May 19, 2021).
21.1†	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western New England Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

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

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for loan losses in the amount of $19.9 million as of December 31, 2022, representing management’s estimate of the probable losses inherent in the loan portfolio as of that date.  The allowance is established as losses are estimated to have occurred through a provision (credit) for loan losses charged to earnings.

The determination of the allowance for loan losses requires significant judgment by management including the determination of qualitative adjustments to historical loss experience.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 10, 2023

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

	December 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$25,577	$15,233
Federal funds sold	1,652	4,901
Interest-bearing deposits and other short-term investments	3,113	83,322
Cash and cash equivalents	30,342	103,456

Available-for-sale securities, at fair value	146,997	194,352
Held-to-maturity securities, at amortized cost (Fair value of $190,950 at December 31, 2022 and $219,748 at December 31, 2021)	230,168	222,272
Marketable equity securities, at fair value	6,237	11,896
Federal Home Loan Bank stock and other restricted stock, at cost	3,352	2,594
Loans, net of allowance for loan losses of $19,931 and $19,787 at December 31, 2022 and 2021, respectively	1,971,469	1,844,929
Premises and equipment, net	24,953	26,162
Accrued interest receivable	8,140	7,775
Bank-owned life insurance	74,620	72,895
Deferred tax asset, net	15,027	12,092
Goodwill	12,487	12,487
Core deposit intangible	2,188	2,563
Other assets	27,170	24,952
TOTAL ASSETS	$2,553,150	$2,538,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$645,529	$641,284
Interest-bearing	1,583,914	1,615,614
Total deposits	2,229,443	2,256,898

Short-term borrowings	41,350	—
Long-term debt	1,178	2,653
Subordinated debt	19,673	19,633
Other liabilities	33,363	35,553
Total liabilities	2,325,007	2,314,737

COMMITMENTS AND CONTINGENCIES (see Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,216,789 shares issued and outstanding at December 31, 2022; 22,656,515 shares issued and outstanding at December 31, 2021	222	227
Additional paid-in capital	128,899	132,821
Unearned compensation - ESOP	(2,906)	(3,441)
Unearned compensation - Equity Incentive Plan	(1,012)	(981)
Retained earnings	127,982	107,376
Accumulated other comprehensive loss	(25,042)	(12,314)
TOTAL SHAREHOLDERS’ EQUITY	228,143	223,688
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,553,150	$2,538,425

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2022	2021	2020
Interest and dividend income:
Residential and commercial real estate loans	$66,609	$58,682	$62,115
Commercial and industrial loans	10,397	15,263	15,409
Consumer loans	258	255	313
Debt securities, taxable	8,095	5,286	4,163
Debt securities, tax-exempt	11	12	56
Marketable equity securities	190	96	123
Other investments	177	116	587
Short-term investments	191	139	109
Total interest and dividend income	85,928	79,849	82,875

Interest expense:
Deposits	5,352	5,508	13,500
Long-term debt	—	458	3,333
Subordinated debt	1,014	706	—
Short-term borrowings	330	—	1,612
Total interest expense	6,696	6,672	18,445
Net interest and dividend income	79,232	73,177	64,430

Provision (credit) for loan losses	700	(925)	7,775
Net interest and dividend income after provision (credit) for loan losses	78,532	74,102	56,655

Non-interest income:
Service charges and fees	9,072	8,360	7,067
Income from bank-owned life insurance	1,725	1,912	1,809
Bank-owned life insurance death benefit	—	555	—
(Loss) gain on available-for-sale securities, net	(4)	(72)	1,965
Gain on sale of mortgages	2	1,423	—
Net (losses) gains on marketable equity securities	(717)	(168)	109
Gain on non-marketable equity investments	422	898	—
Gain on defined benefit plan curtailment	2,807	—	—
Loss on interest rate swap termination	—	(402)	(2,353)
Other income	25	58	654
Total non-interest income	13,332	12,564	9,251

Non-interest expense:
Salaries and employees benefits	32,697	32,186	29,349
Occupancy	4,984	4,656	4,520
Furniture and equipment	2,026	2,084	1,537
Data processing	2,885	2,903	2,901
Professional fees	2,716	2,185	2,372
FDIC insurance assessment	1,048	998	1,032
Advertising	1,408	1,292	1,106
Loss on prepayment of borrowings	—	45	987
Other expenses	9,471	8,593	7,946
Total non-interest expense	57,235	54,942	51,750
Income before income taxes	34,629	31,724	14,156
Income tax provision	8,742	8,025	2,941
Net income	$25,887	$23,699	$11,215

Earnings per common share:
Basic earnings per share	$1.18	$1.02	$0.45
Weighted average shares outstanding	21,879,657	23,223,633	25,047,195
Diluted earnings per share	$1.18	$1.02	$0.45
Weighted average diluted shares outstanding	21,938,323	23,300,637	25,062,476
Dividends per share	$0.24	$0.20	$0.20

See accompanying notes to consolidated financial statements.

  WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

  (Dollars in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income	$25,887	$23,699	$11,215
Other comprehensive income (loss):
Unrealized (losses) gains on available-for-sale securities:
Unrealized holding (losses) gains	(27,478)	(6,059)	3,660
Reclassification adjustment for net losses (gains) realized in income (1)	4	72	(1,965)
Unrealized (losses) gains	(27,474)	(5,987)	1,695
Tax effect	7,037	1,499	(410)
Net-of-tax amount	(20,437)	(4,488)	1,285

Cash flow hedges:
Change in fair value of derivatives used for cash flow hedges	—	—	(1,254)
Reclassification adjustment for loss realized in income for interest rate swap termination(2)	—	402	2,353
Reclassification adjustment for loss realized in interest expense (3)	—	—	674
Reclassification adjustment for termination fee realized in interest expense (4)	—	282	842
Unrealized gains on cash flow hedges	—	684	2,615
Tax effect	—	(192)	(736)
Net-of-tax amount	—	492	1,879

Defined benefit pension plan:
Gains (losses) arising during the period	7,386	3,209	(8,037)
Reclassification adjustment for gain realized in income for defined benefit plan curtailment(5)	2,807	—	—
Amortization of defined benefit plan actuarial loss(6)	531	910	421
Unrecognized actuarial gains (losses) on defined benefit plan	10,724	4,119	(7,616)
Tax effect	(3,015)	(1,158)	2,141
Net-of-tax amount	7,709	2,961	(5,475)

Other comprehensive loss	(12,728)	(1,035)	(2,311)

Comprehensive income	$13,159	$22,664	$8,904

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustments were $(1,000), $(15,000) and $502,000 for the years ended December 31, 2022, 2021 and 2020, respectively.
(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $113,000 and $661,000 for the years ended December 31, 2021 and 2020.
(3)	Loss realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustment was $189,000 for the year ended December 31, 2020.
(4)	Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $79,000 and $237,000 for the years ended December 31, 2021 and 2020, respectively.
(5)	Realized gains on defined benefit plan curtailment are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustment were $789,000 for the year ended December 31, 2022.
(6)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $149,000, $256,000 and $118,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

  See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2019	26,557,981	$266	$164,248	$(4,574)	$(1,124)	$82,176	$(8,968)	$232,024
Comprehensive income (loss)	—	—	—	—	—	11,215	(2,311)	8,904
Common stock held by ESOP committed to be released (85,101 shares)	—	—	(26)	577	—	—	—	551
Forfeited equity incentive plan shares (30,193 shares)	—	—	(319)	—	319	—	—	—
Common stock repurchased	(1,416,362)	(14)	(10,665)	—	—	—	—	(10,679)
Share-based compensation - equity incentive plan	—	—	—	—	834	—	—	834
Issuance of common stock in connection with stock option exercises	7,239	—	43	—	—	—	—	43
Issuance of common stock in connection with equity incentive plan	127,335	1	1,268	—	(1,269)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(5,037)	—	(5,037)
BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income (loss)	—	—	—	—	—	23,699	(1,035)	22,664
Common stock held by ESOP committed to be released (81,893 shares)	—	—	126	556	—	—	—	682
Forfeited equity incentive plan shares (24,506 shares)	—	—	(259)	—	259	—	—	—
Common stock repurchased	(2,775,134)	(27)	(23,094)	—	—	—	—	(23,121)
Share-based compensation - equity incentive plan	—	—	—	—	1,307	—	—	1,307
Issuance of common stock in connection with stock option exercises	33,094	—	193	—	—	—	—	193
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Forfeited equity incentive plan shares reissued (32,544 shares)	—	—	286	—	(286)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(4,677)	—	(4,677)
BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income (loss)	—	—	—	—	—	25,887	(12,728)	13,159
Common stock held by ESOP committed to be released (78,526 shares)	—	—	148	535	—	—	—	683
Forfeited equity incentive plan shares (24,440 shares)	—	—	(213)	—	213	—	—	—
Common stock repurchased	(754,758)	(8)	(6,343)	—	—	—	—	(6,351)
Share-based compensation - equity incentive plan	—	—	(2)	—	1,076	—	—	1,074
Issuance of common stock in connection with stock option exercises	177,881	2	1,169	—	—	—	—	1,171
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Cash dividends declared and paid on common stock ($0.24 per share)	—	—	—	—	—	(5,281)	—	(5,281)
BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES:
Net income	$25,887	$23,699	$11,215
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	700	(925)	7,775
Depreciation and amortization of premises and equipment	2,312	2,322	2,145
Net (accretion) amortization of purchase accounting adjustments	(135)	95	(946)
Amortization of core deposit intangible	375	374	375
Net amortization of premiums and discounts on securities and mortgage loans	1,553	2,251	2,540
Amortization of subordinated debt issuance costs	40	27	—
Share-based compensation expense	1,074	1,307	834
ESOP expense	683	682	551
Gain on sale of portfolio mortgages	—	(227)	—
Principal balance of loans originated for sale	(277)	(52,130)	—
Principal balance of loans sold	277	52,130	—
Net loss (gain) on marketable equity securities	717	168	(109)
Net loss (gain) on sales of available-for-sale securities	4	72	(1,965)
Loss on prepayment of borrowings	—	45	987
Gain on bank-owned life insurance death benefit	—	(555)	—
Deferred income tax provision (benefit)	1,088	644	(2,431)
Income from bank-owned life insurance	(1,725)	(1,912)	(1,809)
Net change in:
Accrued interest receivable	(365)	702	(3,164)
Other assets	(4,218)	(4,914)	5,182
Other liabilities	8,099	3,687	3,887
Net cash provided by operating activities	36,089	27,542	25,067
INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(28,030)	(231,292)	—
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	19,650	8,714	—
Purchases of available-for-sale securities	(5,000)	(65,291)	(158,979)
Proceeds from redemption and sales of available-for-sale securities	20	9,562	96,320
Proceeds from calls, maturities, and principal collections of available-for-sale securities	23,644	55,382	84,774
Proceeds from redemption of marketable equity securities	5,131	—	—
Loan originations and principal payments, net	(127,142)	54,322	(151,474)
Redemption of Federal Home Loan Bank of Boston stock, net	(758)	2,566	9,317
Proceeds from sale of portfolio mortgages	—	7,801	—
Purchases of premises and equipment	(1,143)	(3,457)	(3,581)
Proceeds from sale of premises and equipment	—	36	66
Proceeds from payout on Bank owned life insurance	2,435	—	—
Net cash used in investing activities	(111,193)	(161,657)	(123,557)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(27,427)	213,516	360,313
Net increase (decrease) in short-term borrowings	41,350	—	(35,000)
Repayment of long-term debt	(1,472)	(55,230)	(207,524)
Proceeds from subordinated debt issuance	—	20,000	—
Payment of subordinated debt issuance costs	—	(394)	—
Proceeds from long-term debt	—	—	58,917
Cash dividends paid	(5,281)	(4,677)	(5,037)
Common stock repurchased	(6,351)	(23,281)	(10,519)
Issuance of common stock in connection with stock option exercises	1,171	193	43
Net cash provided by financing activities	1,990	150,127	161,193

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(73,114)	16,012	62,703
Beginning of year	103,456	87,444	24,741
End of year	$30,342	$103,456	$87,444

Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$—	$(160)	$160

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2022, 2021 AND 2020

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

Realized gains and losses on sales of securities and mortgage-backed securities are computed using the specific identification method and are included in non-interest income on the trade date. The amortization of premiums and accretion of discounts are determined by using the level yield method to the maturity date, except that premiums are amortized to the earliest call date or maturity.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2022, no impairment has been recognized.

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

General component

The general component of the allowance for loan losses is based on historical loss experience adjusted for qualitative factors stratified by the following loan segments: residential real estate (includes one-to-four family and home equity), commercial real estate, commercial and industrial, and consumer. Management uses a rolling average of historical losses based on a time frame appropriate to capture relevant loss data for each loan segment. This historical loss factor is adjusted for the following qualitative factors: trends in delinquencies and nonperforming loans; trends in volume and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; and national and local economic trends and industry conditions. In 2020, the Bank added a new qualitative factor category to the allowance calculation – “Economic Impact of COVID-19” based upon an analysis of the loan portfolio that included identifying borrowers sensitive to the shutdown. During the year ended December 31, 2021, the qualitative adjustment factors related to the COVID-19 pandemic and the uncertainty in the economic environment were reduced as Management continued to assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. There were no changes to the Company’s policies and procedures surrounding the allowance for loan losses during the year ended December 31, 2022.

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

Residential real estate loans. This portfolio segment consists of first mortgages, home equity loans, and home equity lines secured by one-to-four family residential properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans and lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with Westfield Bank’s policy. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. For the year ended December 31, 2022, management determined that it was not more likely than not the fair value of the reporting unit (the consolidated Company, in our case) was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Retirement Plans and Employee Benefits. We provide the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) for eligible employees in conjunction with a third-party provider. The DB Plan was soft frozen on September 30, 2016, and therefore, no new participants were included in the DB Plan after such effective date. On July 26, 2022, the Board of Directors approved the termination of the DB Plan, which became effective as of October 31, 2022, subject to regulatory approvals. Once the Company has received regulatory approval to terminate the DB Plan, which is expected in the first quarter of 2023, the Company will make an additional cash contribution during the second quarter of 2023, if necessary, in order to fully fund the DB Plan on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the DB Plan, for those participants who do not opt for a one-time lump sum payment. Employees are also eligible to participate in a 401(k) plan through a third-party provider. We make matching contributions to this plan at 50% of up to 6% of the employees’ eligible compensation.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2022 that require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded during the years ended December 31, 2022, 2021, or 2020.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2022 and 2021.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2022	2021	2020
	(In thousands, except per share data)
Net income applicable to common stock	$25,887	$23,699	$11,215
Average number of common shares issued	22,451	23,849	25,751
Less: Average unallocated ESOP Shares	(415)	(496)	(580)
Less: Average unvested equity incentive plan shares	(156)	(129)	(124)

Average number of common shares outstanding used to calculate basic earnings per common share	21,880	23,224	25,047
Effect of dilutive equity incentive plan	42	36	—
Effect of dilutive stock options	17	41	15
Average number of common shares outstanding used to calculate diluted earnings per common share	21,939	23,301	25,062

Basic earnings per share	$1.18	$1.02	$0.45

Diluted earnings per share	$1.18	$1.02	$0.45

Anti-dilutive shares (1)	—	—	259

(1)	Shares outstanding but not included because the impact of these shares would be anti-dilutive to the earnings per share calculation for the period presented.

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2022	December 31, 2021
	(In thousands)
Net unrealized losses on available-for-sale securities	$(32,159)	$(4,685)
Tax effect	8,197	1,160
Net-of-tax amount	(23,962)	(3,525)

Unrecognized actuarial loss on the defined benefit plan	(1,501)	(12,225)
Tax effect	421	3,436
Net-of-tax amount	(1,080)	(8,789)

Accumulated other comprehensive loss	$(25,042)	$(12,314)

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

The adoption of the Current Expected Credit (“CECL”) methodology to calculate loan losses became effective for the Company on January 1, 2023. The Company applied the standards’ provisions as a cumulative effect adjustment to retained earnings as of the first reporting period in which the guidance is effective. The Company has implemented a third-party software to model the allowance for loan losses in conformance with this ASU. The Company completed its allowance for credit losses (“ACL”) methodology as of the effectiveness date of January 1, 2023. To estimate the ACL for loans and off-balance sheet credit exposures, such as unfunded loan commitments, the Company utilizes a discounted cash flow model that contains additional assumptions to calculate credit losses over the estimated life of financial assets and off-balance sheet credit exposures and will include the impact of forecasted economic conditions. The estimate includes a one-year reasonable and supportable forecast period and thereafter a one-year reversion period to the historical mean of its macro-economic assumption. The estimate will also include qualitative factors that may not be reflected in quantitatively derived results to ensure that the ACL reflects a reasonable estimate of current expected credit losses. Upon implementation, the Company’s CECL transitional amount recorded to retained earnings was $9,000, net of tax. In addition, the estimated ACL and allowance for unfunded commitments under both the incurred loss method and CECL will be affected by various factors, which include but are not limited to, changes in the composition and balance of the Company’s loan portfolio and unfunded commitments, changes to internal risk ratings of borrowers, changes to the risk-profile of the loan portfolio, changes in various macro-economic indicators, the impact of COVID-19 and geo-political events on the business environment, and other factors.

2.	INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,913	$—	$(3,345)	$11,568
State and municipal bonds	270	—	—	270
Corporate bonds	8,012	—	(519)	7,493
Total debt securities	23,195	—	(3,864)	19,331

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	148,544	—	(26,826)	121,718
U.S. government guaranteed mortgage-backed securities	7,417	—	(1,469)	5,948
Total mortgage-backed securities	155,961	—	(28,295)	127,666

Total available-for-sale	179,156	—	(32,159)	146,997

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,987	—	(825)	9,162
Total debt securities	9,987	—	(825)	9,162

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	220,181	67	(38,460)	181,788
Total mortgage-backed securities	220,181	67	(38,460)	181,788

Total held-to-maturity	230,168	67	(39,285)	190,950

Total	$409,324	$67	$(71,444)	$337,947

The following table presents the unrealized gains (losses) recognized on marketable equity securities for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Net (losses) gains recognized during the year on marketable equity securities	$(717)	$(168)	$109
Net losses recognized during the year on equity securities sold during the year	1,021	—	—
Unrealized gain (loss) recognized during the year on marketable equity securities still held at year end	$304	$(168)	$109

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,902	$—	$(676)	$14,226
State and municipal bonds	405	1	—	406
Corporate bonds	3,026	86	—	3,112
Total debt securities	18,333	87	(676)	17,744

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,011	427	(3,929)	167,509
U.S. government guaranteed mortgage-backed securities	9,693	8	(602)	9,099
Total mortgage-backed securities	180,704	435	(4,531)	176,608

Total available-for-sale	199,037	522	(5,207)	194,352

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,979	—	(6)	9,973
Total debt securities	9,979	—	(6)	9,973

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,293	—	(2,518)	209,775
Total mortgage-backed securities	212,293	—	(2,518)	209,775

Total held-to-maturity	222,272	—	(2,524)	219,748

Total	$421,309	$522	$(7,731)	$414,100

At December 31, 2022, U.S. Treasury securities with a fair value of $4.5 million, government-sponsored enterprise obligations with a fair value of $7.6 million and mortgage-backed securities with a fair value of $44.7 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at December 31, 2022, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due after one year through five years	$3,282	$3,188	$9,987	$9,162
Due after five years through ten years	14,913	12,567	—	—
Due after ten years	5,000	3,576	—	—
Total debt securities	$23,195	$19,331	$9,987	$9,162

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$564	$530	$—	$—
Due after five years through ten years	1,088	989	—	—
Due after ten years	154,309	126,147	220,181	181,788
Total mortgage-backed securities	155,961	127,666	220,181	181,788
Total securities	$179,156	$146,997	$230,168	$190,950

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Gross gains realized	$—	$12	$2,188
Gross losses realized	(4)	(84)	(223)
Net (loss) gain realized	$(4)	$(72)	$1,965

Proceeds from the redemption and sales of available-for-sale securities totaled $20,000, $9.6 million and $96.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2022 and December 31, 2021, aggregated by investment category and length of time that individual securities have been in a continuous loss position are as follows:

	December 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	10	$9,133	$776	7.8%	60	$112,586	$26,050	18.8%
U.S. government guaranteed mortgage-backed securities	1	113	20	15.0	8	5,835	1,449	19.9
Government-sponsored enterprise obligations	—	—	—	—	3	11,568	3,345	22.4
Corporate bonds	3	7,493	519	6.5	—	—	—	—
Total available-for-sale	14	16,739	1,315		71	129,989	30,844

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,162	825	8.3%
Government-sponsored mortgage-backed securities	6	18,911	2,116	10.1	31	157,947	36,344	18.7
Total held-to-maturity	6	18,911	2,116		33	167,109	37,169

Total	20	$35,650	$3,431		104	$297,098	$68,013

	December 31, 2021
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)

Available-for-sale:
Government-sponsored mortgage-backed securities	34	$105,221	$2,088	2.0%	18	$42,506	$1,841	4.5%
U.S. government guaranteed mortgage-backed securities	2	2,426	142	6.2	5	5,107	460	9.9
Government-sponsored enterprise obligations	—	—	—	—	3	14,226	676	5.0
Total available-for-sale	36	107,647	2,230		26	61,839	2,977

Held-to-maturity:
U.S. Treasury securities	2	9,973	6	0.1%	—	—	—	—%
Government-sponsored mortgage-backed securities	31	209,775	2,518	1.2	—	—	—	—
Total held-to-maturity	33	219,748	2,524		—	—	—

Total	69	$327,395	$4,754		26	$61,839	$2,977

During the years ended December 31, 2022 and 2021, the Company did not record any other-than-temporary impairment (“OTTI”) charges on its investments. Management regularly reviews the portfolio for securities with unrealized losses. At December 31, 2022, management attributes the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The process for assessing investments for OTTI may vary depending on the type of security. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. Management’s assessment of other debt securities within the portfolio includes reviews of market pricing, ongoing credit quality evaluations, assessment of the investments’ materiality, and duration of the investments’ unrealized loss position. At December 31, 2022, there was one corporate bond that was below investment grade. The Company reviewed the financial strength of this bond and has concluded that the amortized cost remains supported by the expected future cash flows of the security.

3.	LOANS

Major classifications of loans as of the dates indicated were as follows:

	December 31,	December 31,
	2022	2021
	(In thousands)
Commercial real estate	$1,069,323	$979,969
Residential real estate:
Residential one-to-four family	589,503	552,332
Home equity	105,557	99,759
Total residential real estate	695,060	652,091

Commercial and industrial:
Paycheck protection program (“PPP”) loans	2,274	25,329
Commercial and industrial	217,574	201,340
Total commercial and industrial	219,848	226,669

Consumer	5,045	4,250
Total gross loans	1,989,276	1,862,979
Unamortized PPP loan fees	(109)	(781)
Unearned premiums and deferred loan fees and costs, net	2,233	2,518
Total loans, net	1,991,400	1,864,716
Allowance for loan losses	(19,931)	(19,787)
Net loans	$1,971,469	$1,844,929

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2022 and December 31, 2021, the Company was servicing commercial loans participated out to various other institutions totaling $70.5 million and $63.2 million, respectively.

Residential real estate mortgages are originated by the Bank both for its portfolio and for sale into the secondary market. The Bank may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Bank generally continues to service the residential real estate mortgages. The Bank pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Bank retains the difference as a fee for servicing the residential real estate mortgages. The Bank capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2022, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (105 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.71 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the years ended December 31, 2022 and 2021, the Company sold $277,000 and $59.7 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 and $1.4 million, respectively, within non-interest income.

At December 31, 2022 and December 31, 2021, the Company was servicing residential mortgage loans owned by investors totaling $79.3 million and $88.2 million, respectively. Servicing fee income of $208,000 and $137,000 was recorded for the years ended December 31, 2022 and 2021, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2022	2021
	(In thousands)
Balance at the beginning of year:	$693	$153
Capitalized mortgage servicing rights	2	628
Amortization	(145)	(86)
Write-down of mortgage servicing asset to fair value	—	(2)
Balance at the end of year	$550	$693
Fair value at the end of year	$794	$739

Allowance for Loan Losses.

An analysis of changes in the allowance for loan losses by segment for the years ended December 31, 2022, 2021 and 2020 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2019	$6,807	$3,920	$3,183	$203	$(11)	$14,102
Provision	6,262	408	939	129	37	7,775
Charge-offs	(107)	(177)	(543)	(136)	—	(963)
Recoveries	58	89	51	45	—	243
Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	46	(349)	(644)	35	(13)	(925)
Charge-offs	(103)	(44)	(370)	(128)	—	(645)
Recoveries	7	117	27	49	—	200
Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(434)	344	586	202	2	700
Charge-offs	(337)	(28)	(92)	(216)	—	(673)
Recoveries	—	32	23	62	—	117
Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931

The following table presents information pertaining to the allowance for loan losses by segment as of the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,199	4,312	3,160	245	15	19,931
Total allowance for loan losses	$12,199	$4,312	$3,160	$245	$15	$19,931

Impaired loans	$9,178	$3,623	$407	$—	$—	$13,208
Non-impaired loans	1,056,886	689,776	219,163	5,045	—	1,970,870
Impaired loans acquired with deteriorated credit quality	3,259	1,661	278	—	—	5,198
Total loans	$1,069,323	$695,060	$219,848	$5,045	$—	$1,989,276

December 31, 2021(1)
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,970	3,964	2,643	197	13	19,787
Total allowance for loan losses	$12,970	$3,964	$2,643	$197	$13	$19,787

Impaired loans	$9,601	$3,223	$699	$22	$—	$13,545
Non-impaired loans	965,577	647,098	200,271	4,228	—	1,817,174
Impaired loans acquired with deteriorated credit quality	4,791	1,770	370	—	—	6,931
Total loans	$979,969	$652,091	$201,340	$4,250	$—	$1,837,650

(1)	December 31, 2021 non-impaired loan balances exclude PPP loans.

Past Due and Nonaccrual loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
December 31, 2022

Commercial real estate	$—	$211	$1,404	$1,615	$1,067,708	$1,069,323	$1,933
Residential real estate:
Residential one-to-four family	1,768	100	414	2,282	587,221	589,503	3,290
Home equity	209	97	51	357	105,200	105,557	181
Commercial and industrial	170	10	22	202	219,646	219,848	290
Consumer	13	—	—	13	5,032	5,045	—
Total loans	$2,160	$418	$1,891	$4,469	$1,984,807	$1,989,276	$5,694

December 31, 2021(1)
Commercial real estate	$139	$—	$436	$575	$979,394	$979,969	$1,224
Residential real estate:
Residential one-to-four family	787	41	507	1,335	550,997	552,332	3,214
Home equity	57	5	63	125	99,634	99,759	94
Commercial and industrial	58	10	22	90	201,250	201,340	410
Consumer	5	—	11	16	4,234	4,250	22
Total loans	$1,046	$56	$1,039	$2,141	$1,835,509	$1,837,650	$4,964

(1)	December 31, 2021 balances exclude PPP loans.

At December 31, 2022 and December 31, 2021, all loans past due 90 days or more were carried as nonaccrual. The ratio of nonaccrual loans to total loans was 0.29% and 0.27% at December 31, 2022 and December 31, 2021, respectively.

Impaired Loans.

The following is a summary of impaired loans by class:

				Year Ended
	At December 31, 2022			December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$12,437	$13,795	$—	$13,427	$248
Residential real estate:
Residential one-to-four family	5,088	5,823	—	4,792	59
Home equity	196	214	—	172	1
Commercial and industrial	685	3,095	—	891	66
Consumer	—	—	—	3	—
Total impaired loans	$18,406	$22,927	$—	$19,285	$374

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

				Year Ended
	At December 31, 2021			December 31, 2021
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$14,392	$15,563	$—	$15,757	$469
Residential real estate:
Residential one-to-four family	4,881	5,381	—	5,693	233
Home equity	112	136	—	146	7
Commercial and industrial	1,069	3,850	—	2,551	131
Consumer	22	37	—	25	3
Total impaired loans	$20,476	$24,967	$—	$24,172	$843

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

All payments received on impaired loans in nonaccrual status are applied to principal. There was no interest income recognized on nonaccrual impaired loans during the years ended December 31, 2022 and December 31, 2021. The Company’s obligation to fulfill the additional funding commitments on impaired loans is generally contingent on the borrower’s compliance with the terms of the credit agreement. If the borrower is not in compliance, additional funding commitments may or may not be made at the Company’s discretion. As of December 31, 2022, we have not committed to lend any additional funds for loans that are classified as impaired. Payments received on impaired loans in accrual status are recorded in accordance with the contractual terms of the loan.

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

There were no charge-offs on TDRs during the years ended December 31, 2022 and 2021. During the years ended December 31, 2022 and 2021, no TDRs defaulted (defined as 30 days or more past due) within 12 months of restructuring.

Loans Acquired with Deteriorated Credit Quality.

The following is a summary of loans acquired with evidence of credit deterioration from Chicopee as of December 31, 2022.

	Contractual Required Payments Receivable	Cash Expected To Be Collected	Non-Accretable Discount	Accretable Yield	Loans Receivable
	(In thousands)
Balance at December 31, 2021	$12,134	$9,430	$2,704	$2,499	$6,931
Collections	(1,792)	(1,576)	(216)	(213)	(1,363)
Dispositions	(589)	(439)	(150)	(69)	(370)
Balance at December 31, 2022	$9,753	$7,415	$2,338	$2,217	$5,198

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

The following table presents our loans by risk rating for the periods indicated:

	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2022
Pass (Rated 1 – 4)	$1,036,337	$585,292	$105,248	$193,415	$5,027	$1,925,319
Special Mention (Rated 5)	16,035	—	—	5,623	—	21,658
Substandard (Rated 6)	16,951	4,211	309	20,810	18	42,299
Total	$1,069,323	$589,503	$105,557	$219,848	$5,045	$1,989,276

	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Total
December 31, 2021	(In thousands)
Pass (Rated 1 – 4)	$913,063	$547,980	$99,503	$215,605	$4,228	$1,780,379
Special Mention (Rated 5)	48,765	—	—	2,777	—	51,542
Substandard (Rated 6)	18,141	4,352	256	8,287	22	31,058
Total	$979,969	$552,332	$99,759	$226,669	$4,250	$1,862,979

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2022	2021
	(In thousands)
Land	$6,239	$6,239
Buildings	26,738	26,343
Leasehold improvements	3,472	3,409
Furniture and equipment	21,880	21,195
Total	58,329	57,186

Less: accumulated depreciation and amortization	(33,376)	(31,024)

Premises and equipment, net	$24,953	$26,162

Depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 amounted to $2.3 million, $2.3 million and $2.1 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

At December 31, 2022 and December 31, 2021, the Company’s goodwill was related to the acquisition of Chicopee Savings Bank in October 2016. There was no goodwill impairment recorded during the years ended December 31, 2022 and 2021. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $375,000, $374,000 and $375,000 for the years ended December 31, 2022, 2021 and 2020, respectively. At December 31, 2022, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $313,000 thereafter.

6.	DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2022	2021
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$148,670	$145,739
Demand deposits	645,571	641,284
Savings:
Regular savings accounts	222,436	217,565
Money market accounts	801,076	850,330
Time deposits	411,690	401,980
Total deposits	$2,229,443	$2,256,898

There were no brokered deposits at December 31, 2022 and December 31, 2021.

Time deposits of $250,000 or more totaled $131.7 million at December 31, 2022. Interest expense on time deposits of $250,000 or more totaled $358,000 and $412,000 for the years ended December 31, 2022 and 2021, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	At December 31,
	2022	2021
	(In thousands)

2022	$—	$363,290
2023	288,697	24,500
2024	114,244	7,911
2025	4,873	4,892
2026	3,780	1,387
2027	96	—
Total time deposits	$411,690	$401,980

Interest expense on deposits for the years ended December 31, 2022, 2021 and 2020 is summarized as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Regular accounts	$161	$154	$136
Money market accounts	3,187	2,412	2,838
Time deposits	1,474	2,543	10,139
Interest-bearing checking accounts	530	399	387
Total	$5,352	$5,508	$13,500

Cash paid for interest on deposits totaled $5.3 million, $5.5 million and $13.6 million for years ended December 31, 2022, 2021 and 2020, respectively.

7.	SHORT-TERM BORROWINGS

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $6.4 million with a weighted average rate of 4.33% at December 31, 2022. There were no other borrowings outstanding at December 31, 2021. In addition, short-term borrowings issued by the FHLB were $35.0 million with a weighted average rate of 4.38% at December 31, 2022, compared to none at December 31, 2021.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2022, the Bank had $407.4 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million as of December 31, 2022. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. As of December 31, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company has an available line of credit of $4.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2022 and December 31, 2021, there were no advances outstanding under this line.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of December 31, 2022 and December 31, 2021, there were no advances outstanding under these lines.

8.	LONG-TERM DEBT

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2022	2021	2022	2021
	(In thousands)
Fixed-rate advances maturing:
2022	$—	$1,475	—%	0.1%
2023	532	532	—	—
2024	646	646	—	—
2025	—	—	—	—
Total long-term advances	$1,178	$2,653	—%	0.1%

Cash paid for interest on long-term FHLB advances totaled $513,000, and $3.6 million for the years ended December 31, 2021, and 2020, respectively. There was no cash paid for interest on long-term FHLB advances for the year ended December 31, 2022.

Subordinated Debt.

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At December 31, 2022, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $327,000 as of December 31, 2022, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $40,000 and $27,000 for the years ended December 31, 2022 and 2021, respectively.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Stock Options. A summary of the status of our stock options at December 31, 2022 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	177,881	$6.57	0.81	$388
Exercised	(177,881)	6.58	0.33	430
Outstanding at December 31, 2022	—	$—	—	$—

Cash received for options exercised during the years ended December 31, 2022, 2021 and 2020 was $1.2 million, $193,000 and $43,000, respectively.

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

The threshold, target and stretch metrics under the 2022 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

At December 31, 2022, there were 459,508 remaining shares available to grant under the 2021 RSA Plan.

A summary of the status of restricted stock awards at December 31, 2022 and 2021 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	213,381	$8.91
Shares granted	144,440	9.14
Shares forfeited	(24,440)	8.73
Shares vested	(127,289)	9.32
Balance at December 31, 2022	206,092	$8.85

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,766	$9.63
Shares granted	154,906	8.44
Shares forfeited	(24,506)	10.59
Shares vested	(95,785)	9.05
Balance at December 31, 2021	213,381	$8.91

We recorded total expense for restricted stock awards of $1.1 million, $1.3 million and $834,000 for the years ended December 31, 2022, 2021 and 2020, respectively. The aggregate fair value of restricted stock vested during 2022 was $1.2 million. Tax benefits (shortfall) related to equity incentive plan expense were $16,000, $(5,000) and $(23,000) for the years ended December 31, 2022, 2021 and 2020, respectively. Unrecognized compensation cost for stock awards was $1.2 million at December 31, 2022 with a remaining term of 1.5 years.

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

At December 31, 2022, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2023	$447
2024	447
2025	447
2026	447
2027	447
Thereafter	1,462
Total	$3,697

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $683,000, $682,000 and $551,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Shares held by the ESOP include the following at December 31, 2022 and 2021:

	2022	2021
Allocated	1,139,325	1,127,074
Committed to be allocated	78,526	81,893
Unallocated	366,487	445,013
Total	1,584,338	1,653,980

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $3.5 million and $3.9 million at December 31, 2022 and 2021, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10.	RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan. We provide a DB Plan for eligible employees. Employees must work a minimum of 1,000 hours per year to be eligible for the DB Plan. Eligible employees become vested in the DB Plan after five years of service. In August 2022, the DB Plan’s assets were reallocated into fixed income pooled separate investment accounts offered by Principal Life Insurance Company, a division of Principal Financial Group, serving as Custodian of the DB Plan (the “Custodian”). The DB Plan is administered by an officer of Westfield Bank (the “DB Plan Administrator”). On September 30, 2016, we effected a soft freeze on the DB Plan and therefore no new participants were included in the DB Plan after such effective date.

On July 26, 2022, the Board of Directors approved the termination of the DB Plan, which became effective as of October 31, 2022, subject to regulatory approvals. Once the Company has received regulatory approval to terminate the DB Plan, which is expected in the first quarter of 2023, the Company will make an additional cash contribution during the second quarter of 2023, if necessary, in order to fully fund the DB Plan on a plan termination basis, followed by the purchase of annuity contracts to transfer its remaining liabilities under the DB Plan, for those participants who do not opt for a one-time lump sum payment. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB Plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, the Company recorded a gain on curtailment of $2.8 million through non-interest income.

The following table provides information for the DB Plan at or for the years ended December 31:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$45,089	$47,592	$36,158
Service cost	1,108	1,842	1,396
Interest	1,254	1,171	1,162
Actuarial (gain) loss	(15,518)	(3,028)	9,690
Effect of curtailment	(5,059)	—	—
Benefits paid	(2,262)	(2,488)	(814)
Benefit obligation at end of year	24,612	45,089	47,592

Change in plan assets:
Fair value of plan assets at beginning of year	27,702	26,264	22,787
Actual return on plan assets	(5,906)	1,926	3,191
Employer contribution	3,600	2,000	1,100
Benefits paid	(2,262)	(2,488)	(814)
Fair value of plan assets at end of year	23,134	27,702	26,264

Funded status and accrued benefit at end of year	$(1,478)	$(17,387)	$(21,328)
Accumulated benefit obligation at end of year	$24,612	$34,137	$35,755

The following actuarial assumptions were used in determining the pension benefit obligation:

	December 31,
	2022	2021
Discount rate	5.05%	2.85%
Rate of compensation increase	N/A	4.00

The discount rate used to determine the pension benefit obligation increased from 2.85% at December 31, 2021 to 5.05% at December 31, 2022, resulting in a decrease in the DB Plan’s pension benefit obligation for the year ended December 31, 2022. In addition, the DB Plan was terminated effective October 31, 2022, subject to regulatory approvals expected in the first quarter of 2023. The DB Plan termination resulted in $5.1 million in curtailment of future salary recognition, which also decreased the DB Plan’s pension benefit obligation for the year ended December 31, 2022.

Net pension cost includes the following components for the years ended December 31:

	2022	2021	2020
	(In thousands)
Service cost	$1,108	$1,842	$1,396
Interest cost	1,254	1,171	1,162
Expected return on assets	(1,712)	(1,755)	(1,526)
Amortization of actuarial loss	531	910	421
Net periodic pension cost	$1,181	$2,168	$1,453

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31:

	2022	2021	2020
Discount rate	2.85%	2.50%	3.25%
Expected return on plan assets	6.50	7.00	7.00
Rate of compensation increase	4.00	4.00	4.00

The following is a summary of the DB Plan’s investments for the years ended December 31:

	2022	2021
	(In thousands)
Pooled separate investment accounts:
Fixed income	$21,255	$12,896
Large U.S. equity	—	7,501
International equity	—	4,251
Small/mid U.S. equity	—	1,228
Other	1,879	1,826
Total	$23,134	$27,702

Pooled separate accounts are valued at the Net Asset Value (“NAV”) of units held by the DB Plan at year end. The NAV is used as a practical expedient to estimate fair value. This practical expedient would not be used if it was determined to be probable that the funds will sell the underlying investments for an amount different from the reported NAV. Participant transactions (purchases and sales) may occur daily. The preceding method described may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the DB Plan administrators believes the valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the years ended December 31, 2022 and 2021. There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the DB Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2022	$23,134	n/a	Daily	1 day
December 31, 2021	$27,702	n/a	Daily	1 day

The defined benefit plan offers a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. In August 2022, the DB Plan’s assets were reallocated into short-and-long duration fixed income pooled separate investment accounts offered by the Custodian. In anticipation of DB Plan settlement during the second quarter of 2023, the overall investment objective is to preserve principal and protect DB Plan assets from market volatility. Prior to the DB Plan termination, the target allocation mix for the pension plan for 2022 was an equity-based investment deployment of 50% of total portfolio assets based on advice received from an external advisory firm with confirmation by the Bank’s Investment Committee. The remainder of the portfolio was allocated to fixed income at 50% of total assets. Trustees of the DB Plan select investment managers for the portfolio and a second investment advisory firm is retained to provide allocation analysis.

We estimate that the benefits to be paid from the pension plan for years ended December 31 are as follows:

Year	Projected Benefit Payments to Participants
(In thousands)

2023	$1,708
2024	1,839
2025	4,311
2026	3,914
2027	2,282
In aggregate for 2028 – 2032	10,018

401(k) Defined Contribution Plan.

The Company has a 401(k) defined contribution employee benefit plan. The 401(k) plan allows eligible employees to contribute a percentage of their earnings to the plan. A portion of the employee contribution, as determined by the Compensation Committee of the Board of Directors, is matched by the Company. In 2022, 2021 and 2020, the Company’s percentage match was 50% up to the first 6% contributed by the employee.

The Company’s expense for the 401(k) plan match was $470,000, $476,000 and $468,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents information about interest rate swaps at December 31, 2022 and December 31, 2021:

December 31, 2022	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$37,767	9.8	4.42%	3.17%	$6,343
Loan-level swaps – borrower	37,767	9.8	3.17%	4.42%	(6,343)
Total	$75,534				$0

December 31, 2021	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$16,023	11.1	1.99%	3.76%	$(662)
Loan-level swaps – borrower	16,023	11.1	3.76%	1.99%	662
Forward starting loan-level swaps - dealer	22,390	10.5			1,030
Forward starting loan-level swaps - borrower	22,390	10.5			(1,030)
Total	$76,826				$0

At December 31, 2022, the Company had $75.5 million in derivatives designated as non-hedging instruments and no derivatives designated as hedging instruments, compared to $76.8 million in derivatives designated as non-hedging instruments and no derivatives designated as hedging instruments at December 31, 2021.

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

For derivatives designated as cash flow hedges, the changes in the fair value of the derivative is initially reported in other comprehensive income (outside of earnings), net of tax, and subsequently reclassified to earnings when the hedged transaction affects earnings. We are hedging our exposure to the variability in future cash flows for forecasted transactions over a maximum period of six years (excluding forecasted payment of variable interest on existing financial instruments). There were no cash flow hedges on the balance sheet as of December 31, 2022 or 2021.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as non-hedging instruments as well as our classification on the balance sheet as of December 31, 2022 and December 31, 2021.

December 31, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$0		$6,343
Interest rate swap – with dealer counterparties		6,343		0
Total derivatives not designated as hedging instruments	Other Assets	$6,343	Other Liabilities	$6,343

December 31, 2021	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$662		$1,030
Interest rate swap – with dealer counterparties		1,030		662
Total derivatives not designated as hedging instruments	Other Assets	$1,692	Other Liabilities	$1,692

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

The table below presents the pre-tax net gains (losses) of our cash flow hedges for the periods indicated:

	Amount of Gain (Loss) Recognized in OCI on Derivative
	Twelve Months Ended December 31,
	2022	2021	2020
	(In thousands)

Interest rate swaps	$—	$—	$1,099

Amounts reported in accumulated other comprehensive loss related to these derivatives are reclassified to interest expense as interest payments are made on our designated rate sensitive liabilities.

The table below presents the amount reclassified from accumulated other comprehensive loss into net income for interest rate swaps and termination fees:

	Amount of Gain Reclassified from OCI into Expense (Effective Portion)
	Twelve Months Ended December 31,
	2022	2021	2020
	(In thousands)

Interest rate swaps	$—	$—	$1,516

At December 31, 2022 and 2021, the Company did not have any outstanding cash flow hedges.

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

At December 31, 2022, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of December 31, 2022, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

12.	LEASES

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to sixteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Operating lease costs were $1.5 million and $1.6 million for the years ended December 31, 2022 and 2021.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,482	$1,525
ROU assets obtained in exchange for lease obligations:
Operating leases	1,714	181

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
	(In thousands)

Operating lease ROU assets	$9,224	$8,789
Operating lease liabilities	$9,457	$8,964

The weighted average remaining lease term for our operating leases was 9.8 years with a weighted average discount rate of 3.22% at December 31, 2022. Future undiscounted lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2023	$1,423
2024	1,364
2025	1,280
2026	1,238
2027	983
Thereafter	4,899
Total lease payments	11,187
Less imputed interest	(1,730)
Total	$9,457

13.	REGULATORY CAPITAL

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

At December 31, 2022, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2022, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2022 and December 31, 2021 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$278,729	14.20%	$157,042	8.00%	N/A	N/A
Bank	264,795	13.50	156,904	8.00	$196,131	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	117,781	6.00	N/A	N/A
Bank	244,864	12.48	117,678	6.00	156,904	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	88,336	4.50	N/A	N/A
Bank	244,864	12.48	88,259	4.50	127,485	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	239,125	9.27	103,229	4.00	N/A	N/A
Bank	244,864	9.49	103,166	4.00	128,957	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2021
Total Capital (to Risk Weighted Assets):
Consolidated	$261,093	14.27%	$146,347	8.00%	N/A	N/A
Bank	243,788	13.35	146,135	8.00	$182,669	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	109,761	6.00	N/A	N/A
Bank	224,001	12.26	109,601	6.00	146,135	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	221,673	12.12	82,320	4.50	N/A	N/A
Bank	224,001	12.26	82,201	4.50	118,735	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	221,673	8.75	101,320	4.00	N/A	N/A
Bank	224,001	8.86	101,101	4.00	126,377	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2022	2021
	(In thousands)
Consolidated GAAP capital	$228,143	$223,688
Net unrealized losses on available-for-sale securities, net of tax	23,962	3,525
Unrealized loss on defined benefit pension plan, net of tax	1,080	8,789
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(1,573)	(1,842)
Tier 1 and Common Equity Tier 1 capital	239,125	221,673
Allowance for loan losses for regulatory capital	19,931	19,787
Subordinated debt	19,673	19,633
Total regulatory capital	$278,729	$261,093

On October 13, 2022, the Company announced the completion of its previously authorized stock repurchase plan (the “2021 Plan”) pursuant to which the Company was authorized to repurchase up to 2.4 million shares, or 10% of its outstanding common stock, as of the date the 2021 Plan was adopted. On July 26, 2022, the Board of Directors authorized a new stock repurchase plan (the “2022 Plan”), pursuant to which the Company is authorized to repurchase up to 1.1 million shares, which is approximately 5.0% of the Company’s outstanding common stock as of the date the 2022 Plan was adopted. During the three months ended December 31, 2022, the Company repurchased 78,826 shares of common stock under the 2022 Plan and during the twelve months ended December 31, 2022, the Company repurchased 720,975 shares of common stock under both the 2021 and 2022 Plans. As of December 31, 2022, there were 1,056,344 shares of common stock available for repurchase under the 2022 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2022, the Bank had $33.6 million in retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $156.9 million and $146.1 million of our equity in the net assets of the Bank was restricted at December 31, 2022 and 2021, respectively.

14.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2022	2021	2020
		(In thousands)

Current tax provision:
Federal	$5,251	$5,061	$3,793
State	2,403	2,320	1,579
Total	7,654	7,381	5,372

Deferred tax provision (benefit):
Federal	712	462	(1,639)
State	376	182	(792)
Total	1,088	644	(2,431)
Total tax provision	$8,742	$8,025	$2,941

The differences between the statutory federal income tax at a rate of 21% and the effective tax are summarized below:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)

Statutory federal income tax	$7,272	$6,662	$2,973
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,195	1,977	622
Tax exempt income	(360)	(307)	(337)
Bank-owned life insurance (BOLI)	(362)	(401)	(380)
BOLI death benefit	—	(117)	—
Option exercise tax (benefit) shortfall	(28)	(15)	1
Other, net	25	226	62
Effective tax	$8,742	$8,025	$2,941

Cash paid for income taxes for the years ended December 31, 2022, 2021 and 2020 was $7.4 million, $6.9 million and $5.8 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2022	2021
	(In thousands)

Deferred tax assets:
Net unrealized loss on available-for-sale securities	$8,197	$1,160
Allowance for loan losses	5,603	5,562
Lease liability	2,658	2,520
Employee benefit and share-based compensation plans	1,027	2,409
Accrued expenses	807	624
Defined benefit plan	421	3,436
Net unrealized loss on marketable equity securities	287	85
Nonaccrual interest	211	196
Purchased mortgage servicing rights	89	140
Other	165	182
Gross deferred tax assets	19,465	16,314

Deferred tax liabilities:
Lease right-of-use asset	(2,593)	(2,471)
Deferred loan fees	(708)	(539)
Fixed asset depreciation	(675)	(677)
Purchase accounting adjustments, net	(442)	(523)
Other	(20)	(12)
Gross deferred tax liabilities	(4,438)	(4,222)

Net deferred tax asset	$15,027	$12,092

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

We do not have any uncertain tax positions at December 31, 2022 or 2021 which require accrual or disclosure. We record interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2022, 2021 and 2020.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2019 through 2022. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2019 are open.

15.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2022	2021
	(In thousands)

Balance at beginning of year	$603	$695
Principal distributions	15	12
Repayments of principal	(43)	(104)
Change in related party status	(30)	—

Balance at end of year	$545	$603

16.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2022	2021
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$328,850	$326,017
Loan commitments	84,123	138,765
Existing construction loan agreements	70,516	48,235
Standby letters of credit	22,049	30,160

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

Standby letters of credit are written conditional commitments that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2022 and 2021, outstanding standby letter of credit commitments totaled $22.0 million and $30.2 million, respectively, with standby letters of credit issued by the FHLB on our behalf totaling $16.4 million and $23.4 million, respectively.

At December 31, 2022, outstanding commitments to extend credit totaled $505.5 million, with $107.1 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $398.4 million in variable rate commitments. At December 31, 2021, outstanding commitments to extend credit totaled $543.2 million, with $101.5 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $441.7 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2022, believe sufficient collateral is available to cover potential swap losses.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Vendor Contract.

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2022 were estimated to be $10.7 million, with $4.9 million expected to be paid within one year and the remaining $5.8 million to be paid within the next three years.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $3.0 million to the partnership. At December 31, 2022, the SBIC currently has a book value of $2.7 million and is included in other assets. The unfunded commitment to the partnership was $300,000 at December 31, 2022.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,997	$—	$146,997
Marketable equity securities	6,237	—	—	6,237
Interest rate swaps	—	6,343	—	6,343
Total assets	$6,237	$153,340	$—	$159,577

Liabilities:
Interest rate swaps	$—	$6,343	$—	$6,343

	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$194,352	$—	$194,352
Marketable equity securities	11,896	—	—	11,896
Interest rate swaps	—	1,692	—	1,692
Total assets	$11,896	$196,044	$—	$207,940

Liabilities:
Interest rate swaps	$—	$1,692	$—	$1,692

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2022 and 2021.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2022.

Year Ended
	At December 31, 2022			December 31, 2022
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$877	$472

The amount of impaired loans represents the carrying value, net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for loan losses. There were no liabilities measured at fair value on a non-recurring basis at December 31, 2021.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$30,342	$30,342	$—	$—	$30,342
Securities held-to-maturity	230,168	9,162	181,788	—	190,950
Securities available-for-sale	146,997	—	146,997	—	146,997
Marketable equity securities	6,237	6,237	—	—	6,237
Federal Home Loan Bank of Boston and other restricted stock	3,352	—	—	3,352	3,352
Loans - net	1,971,469	—	—	1,856,087	1,856,087
Accrued interest receivable	8,140	—	—	8,140	8,140
Mortgage servicing rights	550	—	794	—	794
Derivative asset	6,343	—	6,343	—	6,343

Liabilities:
Deposits	2,229,443	—	—	2,220,405	2,220,405
Short-term borrowings	41,350	—	41,350	—	41,350
Long-term debt	1,178	—	1,094	—	1,094
Subordinated debt	19,673	—	18,132	—	18,132
Accrued interest payable	186	—	—	186	186
Derivative liabilities	6,343	—	6,343	—	6,343

	December 31, 2021
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$103,456	$103,456	$—	$—	$103,456
Securities held-to-maturity	222,272	9,973	209,775	—	219,748
Securities available-for-sale	194,352	—	194,352	—	194,352
Marketable equity securities	11,896	11,896	—	—	11,896
Federal Home Loan Bank of Boston and other restricted stock	2,594	—	—	2,594	2,594
Loans - net	1,844,929	—	—	1,838,045	1,838,045
Accrued interest receivable	7,775	—	—	7,775	7,775
Mortgage servicing rights	693	—	739	—	739
Derivative asset	1,692	—	1,692	—	1,692

Liabilities:
Deposits	2,256,898	—	—	2,256,834	2,256,834
Long-term debt	2,653	—	2,620	—	2,620
Subordinated debt	19,633		20,479	—	20,479
Accrued interest payable	191	—	—	191	191
Derivative liabilities	1,692	—	1,692	—	1,692

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

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company’s revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2022, 2021 or 2020.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2022	2021
	(In thousands)
ASSETS:
Cash equivalents	$763	$4,083
Investment in subsidiaries	233,882	226,015
ESOP loan receivable	3,697	4,356
Other assets	13,784	13,819
TOTAL ASSETS	$252,126	$248,273

LIABILITIES:
ESOP loan payable	$3,697	$4,356
Other liabilities	20,286	20,229
EQUITY	228,143	223,688
TOTAL LIABILITIES AND EQUITY	$252,126	$248,273

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
INCOME:
Dividends from subsidiaries	$8,152	$13,024	$15,812
ESOP loan interest income	349	402	457
Other income	2	1	1
Total income	8,503	13,427	16,270

OPERATING EXPENSE:
Salaries and employee benefits	2,011	2,153	1,420
ESOP interest	349	402	457
Other expenses	1,283	998	406
Total operating expense	3,643	3,553	2,283

Income before equity in undistributed income of subsidiaries and income taxes	4,860	9,874	13,987
Equity in undistributed income (loss) of subsidiaries	20,595	13,009	(3,123)
Net income before taxes	25,455	22,883	10,864
Income tax benefit	(432)	(816)	(351)
Net income	$25,887	$23,699	$11,215

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2022	2021	2020
	(In thousands)
OPERATING ACTIVITIES:
Net income	$25,887	$23,699	$11,215
Equity in undistributed (income) loss of subsidiaries	(20,595)	(13,009)	3,123
Net amortization of premiums on subordinated debt	40	27	—
Change in other liabilities	(642)	(353)	(672)
Change in other assets	694	(142)	335
Other, net	1,757	1,989	1,385
Net cash provided by operating activities	7,141	12,211	15,386

INVESTING ACTIVITIES:
Purchase of securities	(107)	(105)	(122)
Sales of securities	107	105	122
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(5,281)	(4,677)	(5,037)
Common stock repurchased	(6,351)	(23,281)	(10,519)
Proceeds from issuance of subordinated debt	—	20,000	—
Payment of subordinated debt issue costs	—	(394)	—
Issuance of common stock in connection with stock option exercises	1,171	193	43
Net cash used in financing activities	(10,461)	(8,159)	(15,513)

NET CHANGE IN CASH AND
CASH EQUIVALENTS	(3,320)	4,052	(127)

CASH AND CASH EQUIVALENTS
Beginning of year	4,083	31	158
End of year	$763	$4,083	$31
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$—	$(160)	$160

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$19,943	$20,646	$21,754	$23,585
Interest expense	1,245	1,254	1,466	2,731

Net interest and dividend income	18,698	19,392	20,288	20,854

(Credit) provision for loan losses	(425)	300	675	150

Loss on available-for-sale securities, net	(4)	—	—	—
Unrealized (losses) gains on marketable equity securities, net	(276)	(225)	(235)	19
Gain on non-marketable equity investments	—	141	211	70
Gain on defined benefit plan curtailment (1)	—	—	—	2,807
Gain on sale of mortgages	2	—	—	—
Other non-interest income	2,626	2,825	2,614	2,757
Non-interest income	2,348	2,741	2,590	5,653

Non-interest expense	14,456	14,433	14,343	14,003

Income before income taxes	7,015	7,400	7,860	12,354
Income tax provision	1,696	1,865	1,861	3,320
Net income	$5,319	$5,535	$5,999	$9,034

Basic earnings per share	$0.24	$0.25	$0.28	$0.42
Diluted earnings per share	$0.24	$0.25	$0.28	$0.42

(1)	The increase in non-interest income for the three months ended December 31, 2022 was due to a $2.8 million gain on defined benefit plan curtailment resulting from the termination of the Company’s pension plan, which became effective October 31, 2022, subject to regulatory approvals.

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$20,033	$19,652	$20,238	$19,926
Interest expense	2,007	1,848	1,473	1,344

Net interest and dividend income	18,026	17,804	18,765	18,582

Provision (credit) for loan losses	75	(1,200)	(100)	300

(Loss) gain on available-for-sale securities, net	(62)	(12)	2	—
Unrealized (losses) gains on marketable equity securities, net	(89)	6	11	(96)
Loss on interest rate swap termination	—	(402)	—	—
Gain on non-marketable equity investments	546	—	—	352
BOLI death benefit	—	—	—	555
Gain on sale of mortgages	227	242	665	289
Other non-interest income	2,382	2,575	2,617	2,756
Non-interest income	3,004	2,409	3,295	3,856

Non-interest expense	13,327	13,674	14,018	13,923

Income before income taxes	7,628	7,739	8,142	8,215
Income tax provision	1,837	2,087	2,106	1,995
Net income	$5,791	$5,652	$6,036	$6,220

Basic earnings per share	$0.24	$0.24	$0.27	$0.28
Diluted earnings per share	$0.24	$0.24	$0.27	$0.28