Form 10-Q
period 2023-03-31
Western New England Bancorp, Inc.
filed 2023-05-05
CIK 1157647

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

At May 1, 2023 the registrant had 22,209,347 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of the COVID-19 impact on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	the duration and scope of the continuing COVID-19 pandemic, including the emergence of new COVID-19 variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including increasing interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	uncertainty about the discontinued use of LIBOR and the transition to an alternative rate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$17,677	$25,577
Federal funds sold	458	1,652
Interest-bearing deposits and other short-term investments	5,095	3,113
Cash and cash equivalents	23,230	30,342

Available-for-sale securities, at fair value	146,373	146,997
Held-to-maturity securities, at amortized cost (Fair value of $191,073 and $190,950 at March 31, 2023 and December 31, 2022, respectively)	226,996	230,168
Marketable equity securities, at fair value	6,309	6,237
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	7,173	3,352
Loans, net of allowance for credit losses of $19,031 at March 31, 2023 and $19,931 at December 31, 2022	1,987,468	1,971,469
Premises and equipment, net	24,379	24,953
Accrued interest receivable	8,009	8,140
Bank-owned life insurance	75,060	74,620
Deferred tax asset, net	14,348	15,027
Goodwill	12,487	12,487
Core deposit intangible	2,094	2,188
Other assets	28,089	27,170
TOTAL ASSETS	$2,562,015	$2,553,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$625,656	$645,529
Interest-bearing	1,531,472	1,583,914
Total deposits	2,157,128	2,229,443

Short-term borrowings	98,990	41,350
Long-term debt	31,178	1,178
Subordinated debt	19,682	19,673
Other liabilities	21,815	33,363
TOTAL LIABILITIES	2,328,793	2,325,007

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,209,347 shares issued and outstanding at March 31, 2023; 22,216,789 shares issued and outstanding at December 31, 2022	222	222
Additional paid-in capital	129,156	128,899
Unearned compensation – Employee Stock Ownership Plan	(2,778)	(2,906)
Unearned compensation - Equity Incentive Plan	(2,039)	(1,012)
Retained earnings	131,762	127,982
Accumulated other comprehensive loss	(23,101)	(25,042)
TOTAL SHAREHOLDERS’ EQUITY	233,222	228,143
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,562,015	$2,553,150

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest and dividend income:
Residential and commercial real estate loans	$18,252	$15,343
Commercial and industrial loans	3,002	2,544
Consumer loans	75	60
Debt securities, taxable	2,076	1,923
Debt securities, tax-exempt	2	3
Marketable equity securities	71	24
Other investments	106	25
Short-term investments	54	21
Total interest and dividend income	23,638	19,943

Interest expense:
Deposits	4,103	992
Short-term borrowings	703	—
Long-term debt	74	—
Subordinated debt	254	253
Total interest expense	5,134	1,245
Net interest and dividend income	18,504	18,698

Reversal of credit losses	(388)	(425)
Net interest and dividend income after reversal of credit losses	18,892	19,123

Non-interest income:
Service charges and fees	2,187	2,174
Income from bank-owned life insurance	440	448
Loss on available-for-sale securities, net	—	(4)
Net unrealized loss on marketable equity securities	—	(276)
Gain on sale of mortgages	—	2
Gain on non-marketable equity investments	352	—
Other income	—	4
Total non-interest income	2,979	2,348

Non-interest expense:
Salaries and employees benefits	8,431	8,239
Occupancy	1,348	1,363
Furniture and equipment	486	543
Data processing	753	723
Professional fees	757	577
FDIC insurance assessment	352	286
Advertising	417	399
Other expenses	2,352	2,326
Total non-interest expense	14,896	14,456
Income before income taxes	6,975	7,015
Income tax provision	1,671	1,696
Net income	$5,304	$5,319

Earnings per common share:
Basic earnings per share	$0.24	$0.24
Weighted average shares outstanding	21,699,042	22,100,076
Diluted earnings per share	$0.24	$0.24
Weighted average diluted shares outstanding	21,716,869	22,172,909
Dividends per share	$0.07	$0.06

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$5,304	$5,319

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding gain (loss)	2,616	(11,468)
Reclassification adjustment for net loss realized in income (1)	—	4
Unrealized gain (loss)	2,616	(11,464)
Tax effect	(675)	2,934
Net-of-tax amount	1,941	(8,530)

Defined benefit pension plan:
Amortization of defined benefit plans actuarial loss	—	158
Tax effect	—	(45)
Net-of-tax amount	—	113

Other comprehensive income (loss)	1,941	(8,417)

Comprehensive income (loss)	$7,245	$(3,098)

(1)	Realized losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized losses were $1,000 for the three months ended March 31, 2022.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income	—	—	—	—	—	5,319	(8,417)	(3,098)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	45	134	—	—	—	179
Share-based compensation - equity incentive plan	—	—	—	—	301	—	—	301
Forfeited equity incentive plan shares (6,651 shares)	—	—	(57)	—	57	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Common stock repurchased	(132,358)	(2)	(1,178)	—	—	—	—	(1,180)
Issuance of common stock in connection with stock option exercises	80,881	1	509	—	—	—	—	510
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Cash dividends declared and paid on common stock ($0.06 per share)	—	—	—	—	—	(1,337)	—	(1,337)
BALANCE AT MARCH 31, 2022	22,742,189	$227	$133,459	$(3,307)	$(1,943)	$111,358	$(20,731)	$219,063

BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Comprehensive income	—	—	—	—	—	5,304	1,941	7,245
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Common stock repurchased	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments. Refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements on Form 10-Q for March 31, 2023.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,304	$5,319
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Reversal of credit losses	(388)	(425)
Depreciation and amortization of premises and equipment	562	584
Amortization (accretion) of purchase accounting adjustments, net	72	(29)
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and mortgage loans	330	441
Net amortization of deferred costs on mortgage loans	106	131
Net amortization of premiums on subordinated debt	9	10
Share-based compensation expense	529	301
ESOP expense	180	179
Principal balance of loans originated for sale	—	(277)
Principal balance of loans sold	—	277
Net loss on available-for-sale securities	—	4
Net change in unrealized loss on marketable equity securities	—	276
Income from bank-owned life insurance	(440)	(448)
Net change in:
Accrued interest receivable	131	52
Other assets	(1,424)	(954)
Other liabilities	(11,043)	1,661
Net cash (used in) provided by operating activities	(5,978)	7,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	—	(20,627)
Proceeds from calls, maturities and principal collections of held-to-maturity securities	3,065	5,190
Proceeds from sales and redemption of available-for-sale securities	—	20
Proceeds from calls, maturities, and principal collections of available-for-sale securities	2,949	8,630
Loan originations and principal payments, net	(15,770)	(61,734)
Purchase of Federal Home Loan Bank of Boston stock	(3,821)	—
Purchases of premises and equipment	2	(118)
Proceeds from payout on bank-owned life insurance	—	2,435
Net cash used in investing activities	(13,575)	(66,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(72,315)	21,275
Net change in short-term borrowings	57,640	—
Repayment of long-term debt	—	(964)
Proceeds from issuance of long-term debt	30,000	—
Cash dividends paid on common stock	(1,533)	(1,337)
Common stock repurchased	(1,351)	(1,034)
Issuance of common stock in connection with stock option exercises	—	510
Net cash provided by financing activities	12,441	18,450

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(7,112)	(40,558)
Beginning of period	30,342	103,456
End of period	$23,230	$62,898

Supplemental cash flow information:
Interest paid	$4,984	$1,267
Taxes paid	3,077	1,020
Net change in cash due to broker for common stock repurchased	—	146

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2023

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

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. An estimate that is particularly susceptible to significant change in the near-term relates to the determination of the allowance for credit losses.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2023, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results of operations for the year ending December 31, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases (See Notes 4 and 5 to our unaudited consolidated financial statements for further information).

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2022, included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2023 and 2022.

Earnings per common share for the three months ended March 31, 2023 and 2022 have been computed based on the following:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands, except per share data)
Net income applicable to common stock	$5,304	$5,319

Average number of common shares issued	22,220	22,705
Less: Average unallocated ESOP Shares	(367)	(445)
Less: Average unvested equity incentive plan shares	(154)	(160)

Average number of common shares outstanding used to calculate basic earnings per common share	21,699	22,100
Effect of dilutive equity incentive plan	18	41
Effect of dilutive stock options	—	32
Average number of common shares outstanding used to calculate diluted earnings per common share	21,717	22,173

Basic earnings per share	$0.24	$0.24
Diluted earnings per share	$0.24	$0.24

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Net unrealized losses on available-for-sale securities	$(29,543)	$(32,159)
Tax effect	7,522	8,197
Net-of-tax amount	(22,021)	(23,962)

Unrecognized actuarial loss on the defined benefit plan	(1,501)	(1,501)
Tax effect	421	421
Net-of-tax amount	(1,080)	(1,080)

Accumulated other comprehensive loss	$(23,101)	$(25,042)

4.       INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,916	$—	$(3,045)	$11,871
State and municipal bonds	270	—	—	270
Corporate bonds	8,008	—	(509)	7,499
Total debt securities	23,194	—	(3,554)	19,640

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	145,456	—	(24,621)	120,835
U.S. government guaranteed mortgage-backed securities	7,266	—	(1,368)	5,898
Total mortgage-backed securities	152,722	—	(25,989)	126,733

Total available-for-sale	175,916	—	(29,543)	146,373

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,989	—	(695)	9,294
Total debt securities	9,989	—	(695)	9,294

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	217,007	118	(35,346)	181,779
Total mortgage-backed securities	217,007	118	(35,346)	181,779

Total held-to-maturity	226,996	118	(36,041)	191,073

Total	$402,912	$118	$(65,584)	$337,446

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,913	$—	$(3,345)	$11,568
State and municipal bonds	270	—	—	270
Corporate bonds	8,012	—	(519)	7,493
Total debt securities	23,195	—	(3,864)	19,331

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	148,544	—	(26,826)	121,718
U.S. government guaranteed mortgage-backed securities	7,417	—	(1,469)	5,948
Total mortgage-backed securities	155,961	—	(28,295)	127,666

Total available-for-sale	179,156	—	(32,159)	146,997

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,987	—	(825)	9,162
Total debt securities	9,987	—	(825)	9,162

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	220,181	67	(38,460)	181,788
Total mortgage-backed securities	220,181	67	(38,460)	181,788

Total held-to-maturity	230,168	67	(39,285)	190,950
Total	$409,324	$67	$(71,444)	$337,947

The following table presents the unrealized losses recognized on marketable equity securities for the periods indicated:

	Three Months Ended March 31
	2023	2022
	(In thousands)
Net losses recognized during the period on marketable equity securities	$—	$(276)
Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the period on marketable equity securities still held at end of period	$—	$(276)

At March 31, 2023, U.S. Treasury securities with a fair value of $9.3 million, government-sponsored enterprise obligations with a fair value of $7.8 million and mortgage-backed securities with a fair value of $188.8 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2023, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$3,008	$2,965	$—	$—
Due after one year through five years	270	270	9,989	9,294
Due after five years through ten years	14,916	12,674	—	—
Due after ten years	5,000	3,731	—	—
Total debt securities	23,194	19,640	9,989	9,294

Mortgage-backed securities:
Due after one year through five years	535	508	—	—
Due after five years through ten years	1,036	954	—	—
Due after ten years	151,151	125,271	217,007	181,779
Total mortgage-backed securities	152,722	126,733	217,007	181,779

Total securities	$175,916	$146,373	$226,996	$191,073

Gross realized gains and losses on sales of available-for-sale securities for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended
	March 31,
	2023	2022
	(In thousands)
Gross gains realized	$—	$—
Gross losses realized	—	(4)
Net loss realized	$—	$(4)

Proceeds from the redemption of available-for-sale securities totaled $20,000 for the three months ended March 31, 2022.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.

Allowance for Credit Losses – Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities based upon the gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Available-for-sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on available-for-sale securities guaranteed by government agencies totaled $411,000 at March 31, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on available-for-sale debt securities not guaranteed by government agencies totaled $78,000 at March 31, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on available-for-sale debt securities during the three months ended March 31, 2023.

Allowance for Credit Losses – Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $463,000 at March 31, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on held-to-maturity securities during the three months ended March 31, 2023.

At March 31, 2023 and December 31, 2022, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. There was no credit loss during the three months ended March 31, 2023 or the year ended December 31, 2022. At March 31, 2023 and December 31, 2022, there was one available-for-sale corporate bond that was below investment grade. The Company reviewed the financial strength of this bond and has concluded that the amortized cost remains supported by the expected future cash flows of the security.

Information pertaining to securities with gross unrealized losses as of March 31, 2023 for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2022, for which the Company did not deem to be impaired under its prior methodology, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	2	$1,257	$40	3.1%	68	$119,578	$24,581	17.1%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,898	1,368	18.8
Government-sponsored enterprise obligations	—	—	—	—	3	11,871	3,045	20.4
Corporate bonds	2	4,534	465	9.3	1	2,965	44	1.5
Total available-for-sale	4	5,791	505		81	140,312	29,038

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,294	695	7.0%
Government-sponsored mortgage-backed securities	1	1,087	77	6.6	35	174,385	35,269	16.8
Total held-to-maturity	1	1,087	77		37	183,679	35,964

Total	5	$6,878	$582		118	$323,990	$65,002

	December 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	10	$9,133	$776	7.8%	60	$112,586	$26,050	18.8%
U.S. government guaranteed mortgage-backed securities	1	113	20	15.0	8	5,835	1,449	19.9
Government-sponsored enterprise obligations	—	—	—	—	3	11,568	3,345	22.4
Corporate bonds	3	7,493	519	6.5	—	—	—	—
Total available-for-sale	14	16,739	1,315		71	129,989	30,844

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,162	825	8.3%
Government-sponsored mortgage-backed securities	6	18,911	2,116	10.1	31	157,947	36,344	18.7
Total held-to-maturity	6	18,911	2,116		33	167,109	37,169

Total	20	$35,650	$3,431		104	$297,098	$68,013

5.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31, 2023	December 31, 2022
	(In thousands)
Commercial real estate	$1,079,664	$1,069,323

Residential real estate:
Residential one-to-four family	595,097	589,503
Home equity	105,801	105,557
Total residential real estate	700,898	695,060

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	2,129	2,274
Commercial and industrial	215,971	217,574
Total commercial and industrial	218,100	219,848

Consumer	5,667	5,045
Total gross loans	2,004,329	1,989,276
Unamortized PPP loan fees	(99)	(109)
Unearned premiums and deferred loan fees and costs, net	2,269	2,233
Total loans, net	2,006,499	1,991,400
Allowance for credit losses(1)	(19,031)	(19,931)
Net loans	$1,987,468	$1,971,469

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, at March 31, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2023 and December 31, 2022, the Company was servicing commercial loans participated out to various other institutions totaling $71.2 million and $70.5 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2023, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (102 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.53 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the three months ended March 31, 2022, the Company sold $277,000 in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the three months ended March 31, 2023.

At March 31, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors totaling $77.6 million and $79.3 million, respectively. Servicing fee income of $50,000 and $53,000 was recorded for the three months ended March 31, 2023 and 2022, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2023	2022
	(In thousands)
Balance at the beginning of year:	$550	$693
Capitalized mortgage servicing rights	—	2
Amortization	(35)	(36)
Balance at the end of period	$515	$659
Fair value at the end of period	$779	$813

Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectable. Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if there are concerns regarding the collectability of the loan. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and perform in accordance with contractual terms for a period of at least six months, reducing the concern as to the collectability of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Effect of New Financial Accounting Standards.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. The Company recorded a net increase to retained earnings of $9,000 as of January 1, 2023 for the cumulative effect of adopting ASC 326, which includes a net deferred tax liability of $4,000. The transition adjustment includes a $1.2 million increase to the allowance for credit losses and the recording of a $918,000 allowance for credit losses on off-balance sheet credit exposures.

The following table illustrates the impact of ASC 326:

	Pre-ASC 326 Adoption December 31, 2022	As Reported Under ASC 326 January 1, 2023	Impact of ASC 326 Adoption
	(In thousands)
Assets
Loans(1)	$1,989,276	$1,991,389	$2,113
Allowance for credit losses on loans(2)	(19,931)	(21,113)	(1,182)
Deferred tax asset	15,027	15,023	(4)
Liabilities
Allowance for credit losses on off-balance sheet exposures	$—	$(918)	$(918)
Shareholders’ Equity
Retained earnings, net of tax	$(127,982)	$(127,991)	$(9)

(1)	Purchase credit deteriorated (“PCD loans”) gross up of cost basis of loans totaled $422,000 for commercial real estate loans and $1,691,000 for commercial and industrial loans.

(2)	Increase to allowance for credit losses on loans of $2,113,000 for PCD loans gross up and a decrease of $931,000 for pooled loans through retained earnings.

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.0 million at March 31, 2023 and is excluded from the estimate of credit losses.

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

Discounted cash flow method (“DCF”)

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for all loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

Individually evaluated financial assets

For a loan that does not share risk characteristics with other loans, expected credit loss is measured based on net realizable value, that is, the difference between the discounted value of the expected future cash flows, based on the original effective interest rate, and the amortized cost basis of the loan. For these loans, we recognize expected credit loss equal to the amount by which the net realizable value of the loan is less than the amortized cost basis of the loan (which is net of previous charge-offs and deferred loan fees and costs), except when the loan is collateral dependent, that is, when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. In these cases, expected credit loss is measured as the difference between the amortized cost basis of the loan and the fair value of the collateral. The fair value of the collateral is adjusted for the estimated cost to sell if repayment or satisfaction of a loan is dependent on the sale (rather than only on the operation) of the collateral.

Purchased Credit Deteriorated Loans

The Company has loans acquired with evidence of credit deterioration from Chicopee Bancorp, Inc. Prior to the adoption of CECL, these loans were accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. The Company did not elect the practical expedient to maintain pool accounting for these loans and will measure credit loss at the loan level.

Upon adoption of ASC 326, PCI loans are accounted for as purchase credit deteriorated (“PCD loans”). PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. The initial allowance for credit losses determined on a collective basis is allocated to individual loans. The sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for off-balance-sheet credit exposures that are unconditionally cancellable by the Company, such as undrawn amounts under such arrangements that may be drawn prior to the cancellation of the arrangement. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segments described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans held for investment. Upon adoption of ASU 2016-13 on January 1, 2023, the Company recorded a transition adjustment related to the reserve for unfunded loan commitments of $918,000, which is recorded in other liabilities.

An analysis of changes in the allowance for credit losses by segment for the three months ended March 31, 2023 and the allowance for loan losses for the three months ended March 31, 2022 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(639)	90	89	27	8	(425)
Charge-offs	(37)	(16)	(7)	(45)	—	(105)
Recoveries	—	30	1	20	—	51
Balance at March 31, 2022	$12,294	$4,068	$2,726	$199	$21	$19,308

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect of change in accounting principle (1)	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted Beginning Balance	$16,188	$1,794	$3,085	46	—	$21,113
Provision (reversal) for credit losses	(349)	83	3	31	—	(232)
Charge-offs	(414)	—	(1,413)	(35)	—	(1,862)
Recoveries	—	—	1	11	—	12
Balance at March 31, 2023 (2)	$15,425	$1,877	$1,676	$53	$—	$19,031

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Provision (reversal) for credit losses	(93)	(62)	(1)	—	—	(156)
Balance at March 31, 2023	$518	$205	$39	$—	$—	$762

(1)	Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related to the adoption of ASU 2016-13 as of January 1, 2023). The adjustment represents a $931,000 decrease to the allowance for loans attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD loan balances and the associated gross-up of $2,113,000, pursuant to the Company’s adoption of ASU 2016-13.

(2)	The balance of $7.0 million in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at March 31, 2023.

The $232,000 reversal for credit losses for loans was primarily a result of changes in the economic forecast. The $156,000 reversal for credit losses for off-balance sheet exposures was primarily due to a decrease of $12.9 million in unfunded commitments for the three months ended March 31, 2023.

The following table presents information pertaining to the allowance for credit losses by segment Pre-ASC 326 CECL adoption for the date indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,199	4,312	3,160	245	15	19,931
Total allowance for loan losses	$12,199	$4,312	$3,160	$245	$15	$19,931

Impaired loans	$9,178	$3,623	$407	$—	$—	$13,208
Non-impaired loans	1,056,886	689,776	219,163	5,045	—	1,970,870
Impaired loans acquired with deteriorated credit quality	3,259	1,661	278	—	—	5,198
Total loans	$1,069,323	$695,060	$219,848	$5,045	$—	$1,989,276

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
March 31, 2023
Commercial real estate	$175	$26	$526	$727	$1,078,937	$1,079,664	$1,429

Residential real estate:
Residential one-to-four family	1,089	279	774	2,142	592,955	595,097	3,921
Home equity	97	—	51	148	105,653	105,801	174
Total	1,186	279	825	2,290	698,608	700,898	4,095

Commercial and industrial	—	1	26	27	218,073	218,100	270
Consumer	2	—	—	2	5,665	5,667	—

Total loans	$1,363	$306	$1,377	$3,046	$2,001,283	$2,004,329	$5,794

December 31, 2022
Commercial real estate	$—	$211	$1,404	$1,615	$1,067,708	$1,069,323	$1,933

Residential real estate:
Residential one-to-four family	1,768	100	414	2,282	587,221	589,503	3,290
Home equity	209	97	51	357	105,200	105,557	181
Total	1,977	197	465	2,639	692,421	695,060	3,471

Commercial and industrial	170	10	22	202	219,646	219,848	290
Consumer	13	—	—	13	5,032	5,045	—

Total loans	$2,160	$418	$1,891	$4,469	$1,984,807	$1,989,276	$5,694

At March 31, 2023 and December 31, 2022, total past due loans totaled $3.0 million, or 0.15% of total loans, and $4.5 million, or 0.22% of total loans, respectively.

Nonaccrual Loans.

Accrual of interest on loans is generally discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management’s judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.

The following table presents information regarding nonaccrual loans as of the date indicated:

	As of March 31, 2023(1)
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Amortized Cost of Loans Greater than 90 Days Past Due and Still Accruing
	(In thousands)
Commercial real estate	$—	$1,429	$1,429	$—
Residential real estate:
Residential	—	3,921	3,921	—
Home equity	—	174	174	—
Commercial and industrial	3	267	270	—
Consumer	—	—	—	—
Total loans	$3	$5,791	$5,794	$—

(1)	The Company adopted ASU 2016-13 as of January 1, 2023.

At March 31, 2023 and December 31, 2022, nonaccrual loans totaled $5.8 million, or 0.29% of total loans, and $5.7 million, or 0.29%, of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status.

Individually Evaluated Loans.

In connection with the adoption of ASU-2106-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. At March 31, 2023, the Company had $889,000 in individually evaluated commercial loans, collateralized by business assets, and $18.0 million in individual evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated loans by class as of March 31, 2023:

	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$11,970	$—
Residential real estate:
Residential one-to-four family	5,853	—
Home equity	189	—
Commercial and industrial	372	—
Consumer	—	—
Loans with no related allowance recorded	$18,384	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential real estate	—	—
Home equity	—	—
Commercial and industrial	517	286
Consumer	—	—
Loans with an allowance recorded	$517	$286
Total individually evaluated loans	$18,901	$286

Pre-ASC 326 CECL adoption impaired loan information as of December 31, 2022 is as follows:

	At December 31, 2022			Year Ended December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$12,437	$13,795	$—	$13,427	$248
Residential real estate:
Residential one-to-four family	5,088	5,823	—	4,792	59
Home equity	196	214	—	172	1
Commercial and industrial	685	3,095	—	891	66
Consumer	—	—	—	3	—
Total impaired loans	$18,406	$22,927	$—	$19,285	$374

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

Modified Loans.

Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company’s position or significantly extends the note’s maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan’s origination.

There were no loan modifications during the three months ended March 31, 2023 and for the year ended December 31, 2022. During the three months ended March 31, 2023 and 2022, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the three months ended March 31, 2023 or 2022.

The following is a summary of loans acquired with deteriorated credit quality in the Chicopee Bancorp, Inc. acquisition Pre-ASC 326 CECL adoption.

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

The following table details the amortized cost balances of the Company’s loan portfolio presented by risk rating and origination year as of the periods presented. In addition, for residential one-to-four, home equity and consumer loans, payment activity has been included as an additional credit quality indicator:

	Term Loan Origination by Year						Revolving Loans
	March 31, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial Real Estate:
Pass (Rated 1- 4)	$13,865	$176,853	$220,537	$101,212	$89,646	$348,403	$97,226	$794	$1,048,536
Special Mention (Rated 5)	—	229	1,192	3,923	1,624	6,903	1,853	—	15,724
Substandard (Rated 6)	—	—	—	9,775	2,013	3,616	—	—	15,404
Total commercial real estate loans	$13,865	$177,082	$221,729	$114,910	$93,283	$358,922	$99,079	$794	$1,079,664

Current period gross charge-offs	$—	$—	$—	$—	$—	$414	$—	$—	$414

Residential One-to-Four Family:
Pass (Rated 1- 4)	$10,848	$84,058	$96,747	$133,471	$56,932	$194,852	$13,206	$—	$590,114
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	447	—	346	—	4,190	—	—	4,983
Total residential one-to-four family	$10,848	$84,505	$96,747	$133,817	$56,932	$199,042	$13,206	$—	$595,097

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$10,848	$84,058	$96,747	$133,471	$56,932	$195,914	$13,206	$—	$591,176
Nonperforming	—	447	—	346	—	3,128	—	—	3,921

Home Equity:
Pass (Rated 1- 4)	$1,858	$12,329	$7,482	$7,823	$6,205	$8,509	$58,986	$2,307	$105,499
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	—	—	—	—	51	222	29	302
Total home equity loans	$1,858	$12,329	$7,482	$7,823	$6,205	$8,560	$59,208	$2,336	$105,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$1,858	$12,329	$7,482	$7,823	$6,205	$8,509	$59,114	$2,307	$105,627
Nonperforming	—	—	—	—	—	51	94	29	174

	Term Loans Originated by Year						Revolving Loans
	March 31, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$10,924	$40,322	$30,170	$23,935	$21,394	$11,591	$54,899	$74	$193,309
Special Mention (Rated 5)	—	—	808	1,551	—	677	2,065	—	5,101
Substandard (Rated 6)	—	36	1,669	9,325	1,421	373	6,866	—	19,690
Total commercial and industrial loans	$10,924	$40,358	$32,647	$34,811	$22,815	$12,641	$63,830	$74	$218,100

Current period gross charge-offs	$—	$—	$—	$—	$—	$220	$—	$1,193	$1,413

Consumer:
Pass (Rated 1- 4)	$1,132	$2,060	$751	$514	$198	$278	$713	$3	$5,649
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	—	—	—	—	18	—	—	18
Total consumer loans	$1,132	$2,060	$751	$514	$198	$296	$713	$3	$5,667

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$32	$35

Payment Performance:
Performing	$1,132	$2,060	$751	$514	$198	$296	$713	$3	$5,667
Nonperforming	—	—	—	—	—	—	—	—	—

The following table presents our loans by risk rating as of December 31, 2022 Pre-ASC 326 CECL adoption:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2022
Pass (Rated 1 - 4)	$1,036,337	$585,292	$105,248	$193,415	$5,027	$1,925,319
Special Mention (Rated 5)	16,035	—	—	5,623	—	21,658
Substandard (Rated 6)	16,951	4,211	309	20,810	18	42,299
Total	$1,069,323	$589,503	$105,557	$219,848	$5,045	$1,989,276

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At March 31, 2023 and December 31, 2022, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. There was no goodwill impairment recorded during the three months ended March 31, 2023 or the year ended December 31, 2022. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangible

In connection with the acquisition of Chicopee Bancorp, Inc., the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2023 and $94,000 for the three months ended March 31, 2022. At March 31, 2023, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $219,000 thereafter.

7. SHARE-BASED COMPENSATION

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 Plan”). Under the 2014 Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met were available for future issuance under the 2014 Plan.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the 2014 Plan, whereby shares will be granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“maximum” performance). As of December 31, 2022, the three-year performance period for the 2020 grants ended. The 2020 long term incentive plan included a “catch-up” provision allowing for any unearned performance-based shares from the 2020 and 2021 performance periods to be earned at the end of the three-year period based on the final year performance. Of the original 50,155 performance-based shares granted in 2020 based on achieving target, 59,268 performance-based shares were eligible for vesting during the first quarter of 2023 based on achieving stretch.

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

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a stock-based compensation plan (the “2021 Plan”). Under the 2021 Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of the Company. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 Plan.

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

In March 2023, 139,196 shares were granted. Of the 139,196 shares, 78,697 shares were time-based, with 18,198 vesting in one year and 60,499 vesting ratably over a three-year period. The remaining 60,499 shares granted are performance-based and are subject to the achievement of the 2023 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2023 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and maximum absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2023 grants are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch
December 31, 2023	8.00%	8.45%	8.85%
December 31, 2024	8.75%	9.25%	9.75%
December 31, 2025	9.00%	9.50%	10.00%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch
Three-year Cumulative Diluted Earnings Per Share	$2.39	$2.65	$2.89

At March 31, 2023, there were 304,033 remaining shares available to grant under the 2021 Plan.

A summary of the status of restricted stock awards at March 31, 2023 and 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(59,270)	9.11
Balance at March 31, 2023	305,779	9.29

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2021	213,381	8.91
Shares granted	144,440	9.14
Shares forfeited	(6,651)	8.66
Shares vested	(60,009)	9.77
Balance at March 31, 2022	291,161	8.85

We recorded total expense for restricted stock awards of $529,000 and $301,000 for the three months ended March 31, 2023 and 2022, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $5.5 million with a weighted average rate of 4.83% at March 31, 2023, compared to $6.4 million with a weighted average rate of 4.33% at December 31, 2022. In addition, short-term borrowings issued by the FHLB were $93.5 million with a weighted average rate of 4.89%, compared to $35.0 million with a weighted average rate of 4.38% at December 31, 2022.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At March 31, 2023, the Bank had $281.6 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. As of March 31, 2023 and December 31, 2022, there were no advances outstanding under this line.

The Company has an available line of credit of $53.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. In addition, the Company has $71.5 million in available borrowing capacity with the FRB under the Bank Term Funding Program (the “BTFP”). Borrowings from the FRB Discount Window and the BTFP are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of March 31, 2023 and December 31, 2022, there were no advances outstanding under these lines.

Long-term debt consists of FHLB advances with an original maturity of one year or more. At March 31, 2023, we had $31.2 million in long-term debt with the FHLB, compared to $1.2 million in long-term debt with the FHLB at December 31, 2022.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At March 31, 2023, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $318,000 as of March 31, 2023, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $9,000 and $10,000 for the three months ended March 31, 2023 and 2022, respectively.

10. PENSION BENEFITS

The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) on October 31, 2022, subject to required regulatory approval. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, during the three months ended December 31, 2022, the Company recorded a gain on curtailment of $2.8 million through non-interest income. The Company expects to receive regulatory approval to terminate the DB Plan in the second quarter of 2023. On April 11, 2023, the Company made an additional cash contribution of $1.3 million in order to fully fund the DB Plan on a plan termination basis, and on April 14, 2023, the DB Plan funded a $6.3 million premium to purchase annuity contracts to transfer its remaining liabilities under the DB Plan, for those participants who do not opt for a one-time lump sum payment.

In August 2022, the DB Plan’s assets were reallocated into short-and-long duration fixed income pooled separate investment accounts offered by the Principal Life Insurance Company. The overall investment objective is to preserve principal and protect DB Plan assets from market volatility ahead of the DB Plan settlement during the second quarter of 2023. The following table provides information regarding net pension benefit costs for the period shown:

Three Months Ended March 31, 2022
(In thousands)
Service cost	$334
Interest cost	313
Expected return on assets	(427)
Amortization of actuarial loss	158
Net periodic pension cost	$378

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

The following table presents information about interest rate swaps at March 31, 2023 and December 31, 2022:

	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
March 31, 2023	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$37,505	9.5	6.54%	3.17%	$5,344
Loan-level swaps – borrower	37,505	9.5	3.17%	6.54%	(5,344)
Total	$75,010				$0

December 31, 2022	Notional	Weighted Average	Weighted Average Rate		Estimated Fair
	Amount	Maturity	Receive	Pay	Value
	(In thousands)	(In years)			(In thousands)
Non-hedging derivatives:
Loan-level swaps – dealer	$37,767	9.8	4.42%	3.17%	$6,343
Loan-level swaps – borrower	37,767	9.8	3.17%	4.42%	(6,343)
Total	$75,534				$0

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as non-hedging instruments as well as our classification on the balance sheet as of March 31, 2023 and December 31, 2022.

March 31, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$0		$5,344
Interest rate swap – with dealer counterparties		5,344		0
Total derivatives not designated as hedging instruments	Other Assets	$5,344	Other Liabilities	$5,344

	Asset Derivatives		Liability Derivatives
December 31, 2022	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$0		$6,343
Interest rate swap – with dealer counterparties		6,343		0
Total derivatives not designated as hedging instruments	Other Assets	$6,343	Other Liabilities	$6,343

Effect of Derivative Instruments in the Consolidated Statements of Net Income and Changes in Shareholders’ Equity.

There were no gains or losses recognized in accumulated other comprehensive income during the three months ended March 31, 2023 or 2022. The Company no longer has any outstanding cash flow hedges.

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

At March 31, 2023, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of March 31, 2023, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,373	$—	$146,373
Marketable equity securities	6,309	—	—	6,309
Interest rate swaps	—	5,344	—	5,344
Total assets	$6,309	$151,717	$—	$158,026

Liabilities:
Interest rate swaps	$—	$5,344	$—	$5,344

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,997	$—	$146,997
Marketable equity securities	6,237	—	—	6,237
Interest rate swaps	—	6,343	—	6,343
Total assets	$6,237	$153,340	$—	$159,577

Liabilities:
Interest rate swaps	$—	$6,343	$—	$6,343

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at March 31, 2023 and December 31, 2022.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of March 31, 2023 and December 31, 2022:

Three Months Ended
	At March 31, 2023			March 31, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$267	$1,828

Three Months Ended
	At December 31, 2022			March 31, 2022
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)
Impaired Loans	$—	$—	$877	$—

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$23,230	$23,230	$—	$—	$23,230
Securities held-to-maturity	226,996	9,294	181,779	—	191,073
Securities available-for-sale	146,373	—	146,373	—	146,373
Marketable equity securities	6,309	6,309	—	—	6,309
Federal Home Loan Bank of Boston and other restricted stock	7,173	—	—	7,173	7,173
Loans - net	1,987,468	—	—	1,865,277	1,865,277
Accrued interest receivable	8,009	—	—	8,140	8,140
Mortgage servicing rights	515	—	779	—	779
Derivative asset	5,344	—	5,344	—	5,344

Liabilities:
Deposits	2,157,128	—	—	2,150,323	2,150,323
Short-term borrowings	98,990	—	99,145	—	99,145
Long-term debt	31,178	—	31,123	—	31,123
Subordinated debt	19,682	—	18,392	—	18,392
Accrued interest payable	335	—	—	335	335
Derivative liabilities	5,344	—	5,344	—	5,344

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$30,342	$30,342	$—	$—	$30,342
Securities held-to-maturity	230,168	9,162	181,788	—	190,950
Securities available-for-sale	146,997	—	146,997	—	146,997
Marketable equity securities	6,237	6,237	—	—	6,237
Federal Home Loan Bank of Boston and other restricted stock	3,352	—	—	3,352	3,352
Loans - net	1,971,469	—	—	1,856,087	1,856,087
Accrued interest receivable	8,140	—	—	8,140	8,140
Mortgage servicing rights	550	—	794	—	794
Derivative asset	6,343	—	6,343	—	6,343

Liabilities:
Deposits	2,229,443	—	—	2,220,405	2,220,405
Short-term borrowings	41,350	—	41,350	—	41,350
Long-term debt	1,178	—	1,094	—	1,094
Subordinated debt	19,673	—	18,132	—	18,132
Accrued interest payable	186	—	—	186	186
Derivative liabilities	6,343	—	6,343	—	6,343

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

We have adopted a growth-oriented strategy that continues to focus on increasing commercial lending and residential lending. Our strategy also calls for increasing deposit relationships, specifically core deposits (defined below), and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability, and complements our existing commitment to high-quality customer service.

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share (non-GAAP), continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value (tangible book value per share is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements); and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2023 in the context of this strategy.

●	Net income was $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2023, consistent with net income of $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2022.

●	During the three months ended March 31, 2023, the Company recorded a reversal of credit losses of $388,000, compared to a reversal of credit losses of $425,000 during the three months ended March 31, 2022. The Company recorded net charge-offs of $1.9 million for the three months ended March 31, 2023, as compared to net charge-offs of $54,000 for the three months ended March 31, 2022. The charge-offs for the three months ended March 31, 2023 were related to one commercial loan relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. that was recently placed on nonaccrual status. The charge-off represented the nonaccretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the Current Expected Credit Loss (“CECL”) implementation. There was no impact to earnings as a result of the charge-off.

●	Net interest income decreased $194,000, or 1.0%, to $18.5 million for the three months ended March 31, 2023, from $18.7 million for the three months ended March 31, 2022. The decrease in net interest income was due to an increase in total interest expense of $3.9 million, or 312.4%, primarily due to an increase in interest expense on deposits of $3.1 million, or 313.6%, and an increase in interest expense on borrowings of $778,000, or 307.5%. During the same period, interest and dividend income increased $3.7 million, or 18.5%.

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

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses.

There have been no additional material changes to our critical accounting policies during the three months ended March 31, 2023. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2022 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2023 AND DECEMBER 31, 2022

At March 31, 2023, total assets were $2.6 billion, an increase of $8.9 million, or 0.4%, from December 31, 2022. During the three months ended March 31, 2023, cash and cash equivalents decreased $7.1 million, or 23.4%, to $23.2 million, investment securities decreased $3.7 million, or 1.0%, to $379.7 million and total loans increased $15.1 million, or 0.8%, to $2.0 billion.

At March 31, 2023, the available-for-sale and held-to-maturity securities portfolio represented 14.6% of total assets, compared to 14.8% at December 31, 2022. At March 31, 2023, the Company’s available-for-sale securities portfolio, recorded at fair market value, decreased $624,000, or 0.4%, from $147.0 million at December 31, 2022 to $146.4 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $3.2 million, or 1.4%, from $230.2 million at December 31, 2022 to $227.0 million at March 31, 2023. The marketable equity securities portfolio increased $72,000, or 1.2%, from $6.2 million at December 31, 2022 to $6.3 million at March 31, 2023.

At March 31, 2023, the Company reported unrealized losses on the available-for-sale securities portfolio of $29.5 million, or 16.8% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $32.2 million, or 18.0% of the amortized cost basis of the available-for-sale securities at December 31, 2022. At March 31, 2023, the Company reported unrealized losses on the held-to-maturity securities portfolio of $36.0 million, or 15.8%, of the amortized cost basis of all held-to-maturity securities, compared to $39.2 million, or 17.0% of the amortized cost basis of all held-to-maturity securities at December 31, 2022.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $7.5 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At March 31, 2023 and December 31, 2022, the Company did not record any impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality.

The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

Total gross loans increased $15.1 million, or 0.8%, to $2.0 billion from December 31, 2022 to March 31, 2023. Commercial real estate loans increased $10.3 million, or 1.0%, residential real estate loans, including home equity loans, increased $5.8 million, or 0.8%, while commercial and industrial loans, including PPP loans, decreased $1.7 million, or 0.8%. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $5,000 and $60,000 for the three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, nonperforming loans totaled $5.8 million, or 0.29% of total loans, compared to $5.7 million, or 0.29% of total loans, at December 31, 2022. At March 31, 2023, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, was 0.23% at March 31, 2023, compared to 0.22% at December 31, 2022. The allowance for credit losses as a percentage of total loans was 0.95% at March 31, 2023, compared to 1.00% at December 31, 2022. At March 31, 2023, the allowance for credit losses as a percentage of nonperforming loans was 328.5%, compared to 350.0% at December 31, 2022. A summary of our past due and nonaccrual loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits decreased $72.3 million, or 3.2%, from December 31, 2022 to $2.2 billion at March 31, 2023. Core deposits, which the Company defines as all deposits except time deposits, decreased $118.4 million, or 6.5%, from $1.8 billion, or 81.5% of total deposits, at December 31, 2022, to $1.7 billion, or 78.8% of total deposits, at March 31, 2023. Non-interest-bearing deposits decreased $19.9 million, or 3.1%, to $625.7 million, interest-bearing checking accounts decreased $15.0 million, or 10.1%, to $133.7 million, savings accounts decreased $3.6 million, or 1.6%, to $218.8 million, and money market accounts decreased $79.9 million, or 10.0%, to $721.2 million. Time deposits increased $46.0 million, or 11.2%, from $411.7 million at December 31, 2022 to $457.7 million at March 31, 2023.

Total deposits decreased $15.3 million, or 0.7%, from December 31, 2022 to $2.2 billion at February 28, 2023. Total deposits decreased $57.0 million, or 2.6%, from February 28, 2023 to $2.2 billion at March 31, 2023. Of the $57.0 million, 58% of the deposit decrease was due to the reduction of a single deposit relationship that was seeking a higher rate and moved the funds to a treasury investment outside the bank. During the first quarter of 2023, the Company experienced a higher level of competition not only from local competitors but also from money market funds and Treasury notes that were offering higher returns. In addition, the Company also saw an unfavorable shift in deposit mix from low-cost core deposits to high-cost time deposits as customers migrated to higher yields.

The table below is a summary of our deposit balances for the periods noted:

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022	January 31, 2023	February 28, 2023	March 31, 2023
	(Dollars in thousands)
Core deposits	$1,899,141	$1,951,564	$1,944,476	$1,817,753	$1,784,606	$1,786,179	$1,699,402
Time deposits	379,023	350,408	343,278	411,690	421,246	427,922	457,726
Total Deposits	$2,278,164	$2,301,972	$2,287,754	$2,229,443	$2,205,852	$2,214,101	$2,157,128
Change from prior period:
Dollars ($)		$23,808	$(14,218)	$(58,311)	$(23,591)	$8,249	$(56,973)
Percent (%)		1.0%	(0.6)%	(2.5)%	(1.1)%	0.4%	(2.6)%

The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis to retain a long-term customer relationship base and to efficiently compete for and retain deposits in our local market. At March 31, 2023, the banks uninsured deposits represented 28.6% of total deposits, compared to 30.8% at December 31, 2022 and the average account size was approximately $22,000. The Company’s deposit base was approximately 65% retail, 25% business, 5% municipal and 4% non-profit.

At March 31, 2023, short-term borrowings increased $57.6 million, or 139.4%, to $99.0 million, compared to $41.4 million at December 31, 2022. Long-term borrowings with the FHLB increased $30.0 million from $1.2 million at December 31, 2022, to $31.2 million at March 31, 2023. Subordinated debt of $19.7 million remained unchanged at March 31, 2023 and December 31, 2022.

At March 31, 2023, shareholders’ equity was $233.2 million, or 9.1% of total assets, compared to $228.1 million, or 8.9% of total assets, at December 31, 2022. The increase was primarily attributable to net income of $5.3 million and a decrease in accumulated other comprehensive loss of $1.9 million reflecting the after-tax increase in the fair value of the available-for-sale securities portfolio primarily due to changes in market interest rates. These increases were partially offset by cash dividends paid of $1.5 million. At March 31, 2023, the unrealized losses are not realized in our consolidated statements of net income since the Company has both the intent and ability to hold these available-for-sale securities until maturity or the price recovers. At March 31, 2023, total shares outstanding were 22,209,347.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by the regulators as well as internal targets. The Bank’s tangible common equity to tangible assets ratio (“TCE”), a non-GAAP financial measure, was 8.78% at March 31, 2023, compared to 8.52% at December 31, 2022.  Fluctuations in the TCE ratio were driven by the changes in the unrealized loss on available-for-sale securities. TCE is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND MARCH 31, 2022

General.

Net income was $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2023, consistent with net income of $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2022. Net interest income, our primary driver of revenues, was $18.5 million for the three months ended March 31, 2023 compared to $18.7 million for the three months ended March 31, 2022.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2023 and 2022, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$1,993,124	$21,449	4.36%	$1,894,870	$18,067	3.87%
Securities(2)	382,373	2,149	2.28	423,437	1,950	1.87
Other investments - at cost	12,098	106	3.55	10,595	25	0.96
Short-term investments(3)	5,909	54	3.71	57,030	21	0.15
Total interest-earning assets	2,393,504	23,758	4.03	2,385,932	20,063	3.41
Total non-interest-earning assets	152,539			143,635
Total assets	$2,546,043			$2,529,567

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$139,755	$263	0.76%	$132,192	$95	0.29%
Savings accounts	218,797	45	0.08	218,448	36	0.07
Money market accounts	777,673	1,995	1.04	878,393	521	0.24
Time deposits	427,895	1,800	1.71	389,063	340	0.35
Total interest-bearing deposits	1,564,120	4,103	1.06	1,618,096	992	0.25
Short-term borrowings and long-term debt	86,360	1,031	4.84	21,975	253	4.67
Interest-bearing liabilities	1,650,480	5,134	1.26	1,640,071	1,245	0.31
Non-interest-bearing deposits	639,162			633,082
Other non-interest-bearing liabilities	25,331			32,857
Total non-interest-bearing liabilities	664,493			665,939

Total liabilities	2,314,973			2,306,010
Total equity	231,070			223,557
Total liabilities and equity	$2,546,043			$2,529,567
Less: Tax-equivalent adjustment(2)		(120)			(120)
Net interest and dividend income		$18,504			$18,698
Net interest rate spread(4)			2.74%			3.08%
Net interest rate spread, on a tax equivalent basis(5)			2.76%			3.10%
Net interest margin(6)			3.14%			3.18%
Net interest margin, on a tax equivalent basis(7)			3.16%			3.20%
Ratio of average interest-earning
assets to average interest-bearing liabilities			145.02%			145.48%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$937	$2,445	$3,382
Securities (1)	(189)	388	199
Other investments - at cost	4	77	81
Short-term investments	(19)	52	33
Total interest-earning assets	733	2,962	3,695

Interest-bearing liabilities
Interest-bearing checking accounts	5	163	168
Savings accounts	—	9	9
Money market accounts	(60)	1,534	1,474
Time deposits	34	1,426	1,460
Short-term borrowing and long-time debt	741	37	778
Total interest-bearing liabilities	720	3,169	3,889
Change in net interest and dividend income (1)	$13	$(207)	$(194)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

Tax-equivalent net interest income decreased $194,000, or 1.0%, to $18.5 million for the three months ended March 31, 2023, from $18.7 million for the three months ended March 31, 2022. The decrease in tax-equivalent net interest income was due to an increase in total interest expense of $3.9 million, or 312.4%, primarily due to an increase in interest expense on deposits of $3.1 million, or 313.6%, and an increase in interest expense on borrowings of $778,000, or 307.5%. During the same period, interest and dividend income increased $3.7 million, or 18.5%. Excluding PPP income of $15,000 and $562,000 during the three months ended March 31, 2023 and March 31, 2022, respectively, net interest income increased $353,000, or 1.9%. During the three months ended March 31, 2023, interest income included $62,000 in negative purchase accounting adjustments, compared to $39,000 in positive purchase accounting adjustments during the three months ended March 31, 2022. Excluding the adjustments above, net interest income increased $454,000, or 2.5%, from $18.1 million during the three months ended March 31, 2022, to $18.6 million during the three months ended March 31, 2023.

The net interest margin was 3.14% for the three months ended March 31, 2023, compared to 3.18%, for the three months ended March 31, 2022. The net interest margin, on a tax-equivalent basis, was 3.16% for the three months ended March 31, 2023, compared to 3.20% for the three months ended March 31, 2022. Excluding the adjustments discussed above and prepayment penalties and fees, the net interest margin increased five basis points from 3.10% for the three months ended March 31, 2022 to 3.15% for the three months ended March 31, 2023. The Company’s net interest margin, during the three months ended March 31, 2023, was negatively impacted by higher deposit costs as well as a shift in the deposit mix from low-cost deposits to high-cost deposits.

The average yield on interest-earning assets increased 62 basis points from 3.39% for the three months ended March 31, 2022 to 4.01% for the three months ended March 31, 2023. During the three months ended March 31, 2023, the average cost of funds, including non-interest-bearing demand accounts and borrowings, increased 69 basis points, from 0.22% for the three months ended March 31, 2022 to 0.91% for the three months ended March 31, 2023. The average cost of core deposits, which include non-interest-bearing demand accounts, increased 37 basis points, from 0.16% for the three months ended March 31, 2022 to 0.53% for the three months ended March 31, 2023. The average cost of time deposits increased 136 basis points from 0.35% for the three months ended March 31, 2022 to 1.71% for the three months ended March 31, 2023. The average cost of borrowings, including subordinated debt, increased 17 basis points from 4.67% for the three months ended March 31, 2022 to 4.84% for the three months ended March 31, 2023. For the three months ended March 31, 2023, average demand deposits, an interest-free source of funds, increased $6.1 million, or 1.0%, to $639.2 million, or 29.0% of total average deposits, from $633.1 million, or 28.1% of total average deposits for the three months ended March 31, 2022.

During the three months ended March 31, 2023, average interest-earning assets increased $7.6 million, or 0.3%, to $2.4 billion compared to the three months ended March 31, 2022, primarily due to an increase in average loans of $98.3 million, or 5.2%, and an increase in average other investments of $1.5 million, or 14.2%, offset by a decrease in average short-term investments, consisting of cash and cash equivalents, of $51.1 million, or 89.6%, and a decrease in average securities of $41.1 million, or 9.7%.

Provision for (Reversal of) Credit Losses.

The provision for credit losses is reviewed by management based upon our evaluation of economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonperforming loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions using reasonable and supportable forecasts and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

During the three months ended March 31, 2023, the Company recorded a reversal of credit losses of $388,000, compared to a reversal of credit losses of $425,000 during the three months ended March 31, 2022. The Company recorded net charge-offs of $1.9 million for the three months ended March 31, 2023, as compared to net charge-offs of $54,000 for the three months ended March 31, 2022. As of March 31, 2023, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the COVID-19 pandemic has an adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-Interest Income.

Non-interest income increased $631,000, or 26.9%, to $3.0 million for the three months ended March 31, 2023, from $2.3 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, service charges and fees increased $13,000, or 0.6%, and income from bank-owned life insurance decreased $8,000, or 1.8%, from $448,000 for the three months ended March 31, 2022 to $440,000 for the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company reported a gain on non-marketable equity investments of $352,000 and during the three months ended March 31, 2022, the Company reported an unrealized loss on marketable equity securities of $276,000. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes.

Non-Interest Expense.

For the three months ended March 31, 2023, non-interest expense increased $440,000, or 3.0%, to $14.9 million, from $14.5 million for the three months ended March 31, 2022. Salaries and employee benefits expense increased $192,000, or 2.3%, professional fees increased $180,000, or 31.2%, FDIC insurance expense increased $66,000, or 23.1%, data processing expense increased $30,000, or 4.1%, advertising expense increased $18,000, or 4.5%, and other non-interest expense increased $26,000, or 1.1%. These increases were partially offset by a decrease in furniture and equipment expense of $57,000, or 10.5%, and a decrease in occupancy expense of $15,000, or 1.1%.

For the three months ended March 31, 2023, the efficiency ratio was 69.3%, compared to 68.7% for March 31, 2022. For the three months ended March 31, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 70.5% compared to 67.8% for the three months ended March 31, 2022. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended March 31, 2023 was $1.7 million, or an effective tax rate of 24.0%, compared to $1.7 million, or an effective tax rate of 24.2%, for the three months ended March 31, 2022.

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

	Three Months Ended
	March 31, 2023		December 31, 2022		March 31, 2022
	(Dollars in thousands)
		Average Yield		Average Yield		Average Yield
Loans (no tax adjustment)	$21,329	4.34%	$21,274	4.23%	$17,947	3.84%
Tax-equivalent adjustment (1)	120		129		120
Loans (tax-equivalent basis)	$21,449	4.36%	$21,403	4.26%	$18,067	3.87%

Securities (no tax adjustment)	$2,149	2.28%	$2,174	2.22%	$1,950	1.87%
Tax-equivalent adjustment (1)	—		1		—
Securities (tax-equivalent basis)	$2,149	2.28%	$2,175	2.22%	$1,950	1.87%

Net interest income (no tax adjustment)	$18,504		$20,854		$18,698
Tax-equivalent adjustment (1)	120		130		120
Net interest income (tax-equivalent basis)	$18,624		$20,984		$18,818

Interest rate spread (no tax adjustment)	2.74%		3.24%		3.08%
Net interest margin (no tax adjustment)	3.14%		3.44%		3.18%
Net interest margin (tax-equivalent)	3.16%		3.47%		3.20%

Net interest income (no tax adjustment)	$18,504		$20,854		$18,698
Less:
Purchase accounting adjustments	(62)		87		39
Prepayment penalties and fees	—		134		21
PPP income	15		18		562
Adjusted net interest income (non-GAAP)	$18,551		$20,615		$18,076

Average interest-earning assets	$2,393,504		$2,401,676		$2,385,932
Average interest-earnings asset, excluding average PPP loans	$2,391,305		$2,399,297		$2,370,852

Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income, prepayment penalties and average PPP loans (non-GAAP)	3.15%		3.41%		3.10%

Book Value per Share (GAAP)	$10.50		$10.27		$9.63
Non-GAAP adjustments:
Goodwill	(0.56)		(0.56)		(0.55)
Core deposit intangible	(0.10)		(0.10)		(0.11)
Tangible Book Value per Share (non-GAAP)	$9.84		$9.61		$8.97

Income Before Income Taxes (GAAP)	$6,975		$12,354		$7,015
(Reversal of) provision for credit losses	(388)		150		(425)
PPP income	(15)		(18)		(562)
Gain on defined benefit plan curtailment	—		(2,807)		—
Income Before Taxes, Provision, PPP Income and Defined Benefit Curtailment (non-GAAP)	$6,572		$9,679		$6,028

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(Dollars in thousands)
Total Bank Equity (GAAP)	$238,887	$233,882	$221,866
Non-GAAP adjustments:
Goodwill	(12,487)	(12,487)	(12,487)
Core deposit intangible net of associated deferred tax liabilities	(1,505)	(1,573)	(1,775)
Tangible Capital (non-GAAP)	$224,895	$219,822	$207,604

Tangible Capital (non-GAAP)	$224,895	$219,822	$207,604
Unrealized losses on HTM securities net of tax	(25,825)	(28,194)	(12,434)
Adjusted Tangible Capital for Impact of Unrealized Losses on HTM Securities Net of Tax (non-GAAP)	$199,070	$191,628	$195,170

Common Equity Tier (CET) 1 Capital	$247,996	$244,864	$228,335
Unrealized losses on HTM securities net of tax	(25,825)	(28,194)	(12,434)
Unrealized losses on defined benefit plan net of tax	(1,079)	(1,079)	(8,675)
Adjusted CET 1 Capital for Impact of Net AFS Securities Losses (non-GAAP)	$221,092	$215,591	$207,226

Total Assets for Leverage Ratio (non-GAAP)	$2,560,973	$2,579,141	$2,518,001

Tier 1 Leverage Ratio	9.68%	9.49%	9.07%

Tangible Common Equity (non-GAAP) = Tangible Capital (non-GAAP)/Total Assets for Leverage Ratio (non-GAAP)	8.78%	8.52%	8.24%

Adjusted Tangible Common Equity for AFS Impact (non-GAAP) = Adjusted CET 1 Capital for Impact of Net AFS Securities Losses (non-GAAP)/Total Assets for Leverage Ratio (non-GAAP)	8.63%	8.36%	8.23%

Adjusted Tangible Common Equity for HTM Impact (non-GAAP) = Adjusted Tangible Capital for Impact of Unrealized Losses on HTM Securities Net of Tax (non-GAAP)/Total Assets for Leverage Ratio (non-GAAP)	7.77%	7.43%	7.75%

Efficiency Ratio:
Non-interest Expense (GAAP)	$14,896	$14,003	$14,456

Net Interest Income (GAAP)	$18,504	$20,854	$18,698

Non-interest Income (GAAP)	$2,979	$5,653	$2,348
Non-GAAP adjustments:
Loss on securities, net	—	—	4
Unrealized (gain) loss on marketable equity securities	—	(19)	276
Gain on non-marketable equity investments	(352)	(70)	—
Gain on defined benefit plan curtailment	—	(2,807)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,627	$2,757	$2,628
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$21,131	$23,611	$21,326

	Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
	(Dollars in thousands)
Efficiency Ratio (GAAP)	69.34%	52.83%	68.69%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	70.49%	59.31%	67.79%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We can also borrow funds from the FHLB and the Federal Reserve Bank of Boston (the “FRB”) based on eligible collateral of loans and securities. Our material cash commitments include funding loan originations, fulfilling contractual obligations with third-party service providers, maintaining operating leases for certain of our Bank properties and satisfying repayment of our long-term debt obligations.

Primary Sources of Liquidity

At March 31, 2023 and December 31, 2022, our outstanding borrowings from the FHLB were $124.7 million and $36.2 million, respectively. At March 31, 2023, we had $281.6 million in available borrowing capacity with the FHLB. Additionally, the Company can increase its borrowing capacity with the FHLB by pledging additional investment securities or additional loans. The Company also has a borrowing relationship with the FRB through its primary credit program offered through its discount window with a borrowing capacity up to $53.4 million. Additionally, the Company also has $71.5 million in available borrowing capacity with the FRB under the Bank Term Funding Program (the “BTFP”). At March 31, 2023, the Company did not have any outstanding balances under the FRB’s discount window credit program or the BTFP. The Company has agreements with approved broker-dealers to participate in the brokered deposit market to support liquidity. At March 31, 2023, the Company did not have any brokered deposits outstanding.

The Company also has available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2023 and December 31, 2022, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

We also have outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLB to repay borrowed funds, under leases for certain of our branches and equipment and for our core processing agreement.

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At March 31, 2023, the Company had approximately $143.6 million in loan commitments and letters of credit to borrowers and approximately $337.3 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At March 31, 2023, time deposit accounts scheduled to mature within one year totaled $398.4 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At March 31, 2023, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements in our 2022 Annual Report on Form 10-K for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of March 31, 2023 were estimated to be $9.5 million, with $5.0 million expected to be paid within one year and the remaining $4.5 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to sixteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $10.6 million as of March 31, 2023. Principal payments expected to be made on our lease liabilities during the twelve months ended March 31, 2024 were $1.4 million. The remaining lease liability payments totaled $9.2 million and are expected to be made after March 31, 2024.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At March 31, 2023, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2023, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At March 31, 2023, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2023, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of March 31, 2023 and December 31, 2022 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$281,520	14.17%	$158,929	8.00%	N/A	N/A
Bank	267,503	13.49	158,682	8.00	$198,352	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,331	12.20	119,197	6.00	N/A	N/A
Bank	247,996	12.50	119,011	6.00	158,682	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	242,331	12.20	89,398	4.50	N/A	N/A
Bank	247,996	12.50	89,258	4.50	128,929	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	242,331	9.46	102,510	4.00	N/A	N/A
Bank	247,996	9.68	102,439	4.00	128,049	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$278,729	14.20%	$157,042	8.00%	N/A	N/A
Bank	264,795	13.50	156,904	8.00	$196,131	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	117,781	6.00	N/A	N/A
Bank	244,864	12.48	117,678	6.00	156,904	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	88,336	4.50	N/A	N/A
Bank	244,864	12.48	88,259	4.50	127,485	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	239,125	9.27	103,229	4.00	N/A	N/A
Bank	244,864	9.49	103,166	4.00	128,957	5.00

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

OFF-BALANCE SHEET ARRANGEMENTS.

The Company does not have any off-balance sheet arrangements, other than noted above under Material Cash Commitments, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except as set forth below, there have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2022 Annual Report. Please refer to Item 7A of the 2022 Annual Report for additional information.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with our financial instruments also change, thereby impacting net interest income, the primary component of our earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of net interest income to sustained interest rate changes. While ALCO routinely monitors simulated net interest income sensitivity, they also utilize additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated balance sheet, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure assuming no balance sheet growth.

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

The table below shows our net interest income sensitivity analysis reflecting the following changes to net interest income for the first year of the simulation model. The analysis assumes no balance sheet growth, a parallel shift in interest rates, and all rate changes were “ramped” over the first 12-month period.

Estimated Change in Net Interest Income
Changes in Interest Rates	At March 31, 2023
1 – 12 Months
+200 basis points	-4.7%
-200 basis points	3.0%

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2022 Annual Report. Except as set forth below, there were no material changes in the risk factors relevant to our operations discussed in our 2022 Annual Report.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system. The recent high-profile bank failures involving Silicon Valley Bank and Signature Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company’s liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Rising interest rates have decreased the value of the Company’s held-to-maturity securities portfolio, and the Company would realize losses if it were required to sell such securities to meet liquidity needs. As a result of inflationary pressures and the resulting rapid increases in interest rates over the last year, the trading value of previously issued government and other fixed income securities has declined significantly. These securities make up a majority of the securities portfolio of most banks in the U.S., including the Company’s, resulting in unrealized losses embedded in the held-to-maturity portion of U.S. banks’ securities portfolios. While the Company does not currently intend to sell these securities, if the Company were required to sell such securities to meet liquidity needs, it may incur losses, which could impair the Company’s capital, financial condition, and results of operations and require the Company to raise additional capital on unfavorable terms, thereby negatively impacting its profitability. While the Company has taken actions to maximize its funding sources, there is no guarantee that such actions will be successful or sufficient in the event of sudden liquidity needs. Furthermore, while the Federal Reserve Board has announced a Bank Term Funding Program available to eligible depository institutions secured by U.S. treasuries, agency debt and mortgage-backed securities, and other qualifying assets as collateral at par, to mitigate the risk of potential losses on the sale of such instruments, there is no guarantee that such programs will be effective in addressing liquidity needs as they arise.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations. The Company also anticipates increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As primarily a commercial bank, the Bank has a high degree of uninsured deposits compared to larger national banks or smaller community banks with a stronger focus on retail deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2023	—	—	—	1,056,344
February 1 - 28, 2023	6,136	9.90	6,136	1,050,208
March 1 - 31, 2023	137,760	9.37	118,864	931,344
Total	143,896	9.39	125,000	931,344

(1)	On July 26, 2022, the Board of Directors authorized an additional stock repurchase plan (the “2022 Plan”) under which the Company may purchase up to 1,100,000 shares of common stock, or 5%, of its outstanding common stock, as of the date the 2022 Plan was adopted.

(2)	Repurchase of 18,896 shares related to tax obligations for shares of restricted stock that vested on March 6, 2023 under our 2020 LTI Recognition & Retention Plan. These repurchases were reported by each reporting person on March 8, 2023.

There were no sales by us of unregistered securities during the three months ended March 31, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description

3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2023.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer