Form 10-Q
period 2023-06-30
Western New England Bancorp, Inc.
filed 2023-08-04
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

At July 31, 2023 the registrant had 22,082,403 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, liquidity, results of operations, future performance, business, measures being taken in response to the coronavirus disease 2019 (“COVID-19”) pandemic and the impact of the COVID-19 impact on the Company’s business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	the duration and scope of the continuing COVID-19 pandemic, including the emergence of new COVID-19 variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	uncertainty about the discontinued use of LIBOR and the transition to an alternative rate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$18,584	$25,577
Federal funds sold	1,699	1,652
Interest-bearing deposits and other short-term investments	11,406	3,113
Cash and cash equivalents	31,689	30,342

Available-for-sale securities, at fair value	141,481	146,997
Held-to-maturity securities, at amortized cost (Fair value of $184,945 and $190,950 at June 30, 2023 and December 31, 2022, respectively)	222,900	230,168
Marketable equity securities, at fair value	—	6,237
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	3,226	3,352
Loans, net of allowance for credit losses of $19,647 at June 30, 2023 and $19,931 at December 31, 2022	1,995,946	1,971,469
Premises and equipment, net	24,602	24,953
Accrued interest receivable	7,812	8,140
Bank-owned life insurance	75,554	74,620
Deferred tax asset, net	14,354	15,027
Goodwill	12,487	12,487
Core deposit intangible	2,000	2,188
Other assets	30,233	27,170
TOTAL ASSETS	$2,562,284	$2,553,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$583,981	$645,529
Interest-bearing	1,573,993	1,583,914
Total deposits	2,157,974	2,229,443

Short-term borrowings	7,190	41,350
Long-term debt	121,178	1,178
Subordinated debt	19,692	19,673
Other liabilities	22,252	33,363
TOTAL LIABILITIES	2,328,286	2,325,007

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 22,082,403 shares issued and outstanding at June 30, 2023; 22,216,789 shares issued and outstanding at December 31, 2022	221	222
Additional paid-in capital	128,393	128,899
Unearned compensation – Employee Stock Ownership Plan	(2,650)	(2,906)
Unearned compensation - Equity Incentive Plan	(1,739)	(1,012)
Retained earnings	132,997	127,982
Accumulated other comprehensive loss	(23,224)	(25,042)
TOTAL SHAREHOLDERS’ EQUITY	233,998	228,143
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,562,284	$2,553,150

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
Interest and dividend income:
Residential and commercial real estate loans	$19,103	$16,103	$37,355	$31,446
Commercial and industrial loans	3,264	2,334	6,266	4,878
Consumer loans	83	63	158	123
Debt securities, taxable	2,044	2,029	4,120	3,952
Debt securities, tax-exempt	2	3	4	6
Marketable equity securities	48	36	119	60
Other investments	146	30	252	55
Short-term investments	119	48	173	69
Total interest and dividend income	24,809	20,646	48,447	40,589

Interest expense:
Deposits	6,069	990	10,172	1,982
Short-term borrowings	646	10	1,349	10
Long-term debt	995	—	1,069	—
Subordinated debt	253	254	507	507
Total interest expense	7,963	1,254	13,097	2,499
Net interest and dividend income	16,846	19,392	35,350	38,090

Provision for (reversal of) credit losses	420	300	32	(125)
Net interest and dividend income after provision for (reversal of) credit losses	16,426	19,092	35,318	38,215

Non-interest income:
Service charges and fees	2,241	2,346	4,428	4,520
Income from bank-owned life insurance	494	458	934	906
Loss on available-for-sale securities, net	—	—	—	(4)
Net unrealized loss on marketable equity securities	—	(225)	—	(501)
Gain on sale of mortgages	—	—	—	2
Gain on non-marketable equity investments	—	141	352	141
Loss on defined benefit plan termination	(1,143)	—	(1,143)	—
Other income	—	21	—	25
Total non-interest income	1,592	2,741	4,571	5,089

Non-interest expense:
Salaries and employees benefits	8,089	8,236	16,520	16,475
Occupancy	1,203	1,177	2,551	2,540
Furniture and equipment	492	539	978	1,082
Data processing	792	731	1,545	1,454
Professional fees	803	719	1,560	1,296
FDIC insurance assessment	290	234	642	520
Advertising	339	412	756	811
Other expenses	2,543	2,385	4,895	4,711
Total non-interest expense	14,551	14,433	29,447	28,889
Income before income taxes	3,467	7,400	10,442	14,415
Income tax provision	704	1,865	2,375	3,561
Net income	$2,763	$5,535	$8,067	$10,854

Earnings per common share:
Basic earnings per share	$0.13	$0.25	$0.37	$0.49
Weighted average basic shares outstanding	21,634,683	21,991,383	21,666,713	22,045,052
Diluted earnings per share	$0.13	$0.25	$0.37	$0.49
Weighted average diluted shares outstanding	21,648,235	22,025,687	21,682,402	22,098,620
Dividends per share	$0.07	$0.06	$0.14	$0.12

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Net income	$2,763	$5,535	$8,067	$10,854

Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities:
Unrealized holding (losses) gains	(1,631)	(8,220)	985	(19,688)
Reclassification adjustment for net losses realized in income (1)	—	—	—	4
Unrealized (losses) gains	(1,631)	(8,220)	985	(19,684)
Tax effect	428	2,100	(247)	5,034
Net-of-tax amount	(1,203)	(6,120)	738	(14,650)

Defined benefit pension plan:
Gain arising during the period	204	—	204	—
Reclassification adjustment:
Defined benefit plan termination loss realized in income (2)	1,143	—	1,143	—
Amortization of defined benefit plan actuarial loss (3)	154	159	154	317
Unrealized actuarial gain on defined benefit plan	1,501	159	1,501	317
Tax effect	(421)	(44)	(421)	(89)
Net-of-tax amount	1,080	115	1,080	228

Other comprehensive income (loss)	(123)	(6,005)	1,818	(14,422)

Comprehensive income (loss)	$2,640	$(470)	$9,885	$(3,568)

(1)	Realized losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized losses were $1,000 for the six months ended June 30, 2022.

(2)	Realized losses on defined benefit plan termination are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustment were $321,000 for the three and six months ended June 30, 2023.

(3)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $43,000 and $44,000 for the three months ended June 30, 2023 and 2022, respectively. Income tax effects associated with the reclassification adjustments were $43,000 and $89,000 for the six months ended June 30, 2023 and 2022.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Comprehensive income	—	—	—	—	—	5,304	1,941	7,245
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Common stock repurchased	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222
Comprehensive income (loss)	—	—	—	—	—	2,763	(123)	2,640
Common stock held by ESOP committed to be released (74,993 shares)	—	—	22	128	—	—	—	150
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Common stock repurchased	(126,944)	(1)	(785)	—	—	—	—	(786)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,528)	—	(1,528)
BALANCE AT JUNE 30, 2023	22,082,403	$221	$128,393	$(2,650)	$(1,739)	$132,997	$(23,224)	$233,998

See accompanying notes to unaudited consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments. Refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements on Form 10-Q for both March 31, 2023 and June 30, 2023.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,067	$10,854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for (reversal of) credit losses	32	(125)
Depreciation and amortization of premises and equipment	1,110	1,163
Amortization (accretion) of purchase accounting adjustments, net	77	(84)
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	661	827
Net amortization of deferred costs on mortgage loans	232	362
Net amortization of premiums on subordinated debt	19	20
Share-based compensation expense	829	593
ESOP expense	330	351
Principal balance of loans originated for sale	—	(277)
Principal balance of loans sold	—	277
Net change in unrealized loss on marketable equity securities	—	501
Net loss on available-for-sale securities	—	4
Income from bank-owned life insurance	(934)	(906)
Net change in:
Accrued interest receivable	328	(94)
Other assets	(3,549)	(4,846)
Other liabilities	(9,124)	(344)
Net cash (used in) provided by operating activities	(1,734)	8,464

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	—	(21,808)
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	7,055	10,021
Purchases of available-for-sale securities	—	(3,000)
Proceeds from redemptions and sales of available-for-sale securities	—	20
Proceeds from calls, maturities, and principal collections of available-for-sale securities	6,069	16,107
Proceeds from redemption and sales of marketable equity securities	6,237
Loan originations and principal payments, net	(24,800)	(111,382)
Redemption of Federal Home Loan Bank of Boston stock	126	712
Purchases of premises and equipment	(797)	(370)
Proceeds from sale of premises & equipment	18	—
Proceeds from payout on bank-owned life insurance	—	2,435
Net cash used in investing activities	(6,092)	(107,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(71,469)	45,091
Net change in short-term borrowings	(34,160)	4,790
Repayment of long-term debt	—	(1,289)
Proceeds from issuance of long-term debt	120,000	—
Cash dividends paid	(3,061)	(2,669)
Common stock repurchased	(2,137)	(3,690)
Issuance of common stock in connection with stock option exercise	—	625
Net cash provided by financing activities	9,173	42,858

NET CHANGE IN CASH AND CASH EQUIVALENTS:	1,347	(55,943)
Beginning of period	30,342	103,456
End of period	$31,689	$47,513

Supplemental cash flow information:
Interest paid	$12,311	$2,521
Taxes paid	4,770	4,955

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2023

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2023, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results of operations for the year ending December 31, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases (See Notes 4 and 5 to our unaudited consolidated financial statements for further information).

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2023.

Earnings per share for the three and six months ended June 30, 2023 and 2022 have been computed based on the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net income applicable to common stock	$2,763	$5,535	$8,067	$10,854

Average number of common shares issued	22,148	22,576	22,184	22,640
Less: Average unallocated ESOP Shares	(348)	(425)	(357)	(435)
Less: Average unvested performance-based equity incentive plan shares	(166)	(160)	(160)	(160)

Average number of common shares outstanding used to calculate basic earnings per common share	21,634	21,991	21,667	22,045

Effect of dilutive performance-based equity incentive plan	14	17	15	29
Effect of dilutive stock options	—	17	—	24

Average number of common shares outstanding used to calculate diluted earnings per common share	21,648	22,025	21,682	22,098

Basic earnings per share	$0.13	$0.25	$0.37	$0.49
Diluted earnings per share	$0.13	$0.25	$0.37	$0.49

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2023	December 31, 2022
	(In thousands)

Net unrealized losses on available-for-sale securities	$(31,174)	$(32,159)
Tax effect	7,950	8,197
Net-of-tax amount	(23,224)	(23,962)

Unrecognized actuarial loss on the defined benefit plan	—	(1,501)
Tax effect	—	421
Net-of-tax amount	—	(1,080)

Accumulated other comprehensive loss	$(23,224)	$(25,042)

4.       INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,919	$—	$(3,179)	$11,740
State and municipal bonds	270	—	(1)	269
Corporate bonds	8,005	—	(842)	7,163
Total debt securities	23,194	—	(4,022)	19,172

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	142,345	—	(25,755)	116,590
U.S. government guaranteed mortgage-backed securities	7,116	—	(1,397)	5,719
Total mortgage-backed securities	149,461	—	(27,152)	122,309

Total available-for-sale	172,655	—	(31,174)	141,481

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,991	—	(786)	9,205
Total debt securities	9,991	—	(786)	9,205

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	212,909	26	(37,195)	175,740
Total mortgage-backed securities	212,909	26	(37,195)	175,740

Total held-to-maturity	222,900	26	(37,981)	184,945

Total	$395,555	$26	$(69,155)	$326,426

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,913	$—	$(3,345)	$11,568
State and municipal bonds	270	—	—	270
Corporate bonds	8,012	—	(519)	7,493
Total debt securities	23,195	—	(3,864)	19,331

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	148,544	—	(26,826)	121,718
U.S. government guaranteed mortgage-backed securities	7,417	—	(1,469)	5,948
Total mortgage-backed securities	155,961	—	(28,295)	127,666

Total available-for-sale	179,156	—	(32,159)	146,997

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,987	—	(825)	9,162
Total debt securities	9,987	—	(825)	9,162

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	220,181	67	(38,460)	181,788
Total mortgage-backed securities	220,181	67	(38,460)	181,788

Total held-to-maturity	230,168	67	(39,285)	190,950

Total	$409,324	$67	$(71,444)	$337,947

The following table presents the unrealized losses recognized on marketable equity securities for the periods indicated:

	Six Months Ended June 30
	2023	2022
	(In thousands)

Net losses recognized during the period on marketable equity securities	$—	$(276)
Unrealized losses recognized during the period on marketable equity securities still held at end of period	$—	$(276)

During the second quarter of 2023, the remaining balance of $6.3 million in marketable equity securities was redeemed. As the marketable equity securities portfolio was marked to market through income monthly, the fund liquidation resulted in no gain or loss to the income statement. At June 30, 2023, the Company did not hold any marketable equity investments.

At June 30, 2023, U.S. Treasury securities with a fair value of $9.2 million, government-sponsored enterprise obligations with a fair value of $7.7 million and mortgage-backed securities with a fair value of $182.3 million were pledged to secure public deposits, the Bank Term Funding Program (“BTFP”) and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at June 30, 2023, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$3,005	$2,958	$—	$—
Due after one year through five years	270	269	9,991	9,205
Due after five years through ten years	14,919	12,237	—	—
Due after ten years	5,000	3,708	—	—
Total debt securities	23,194	19,172	9,991	9,205

Mortgage-backed securities:
Due after one year through five years	505	474	—	—
Due after five years through ten years	1,004	914	—	—
Due after ten years	147,952	120,921	212,909	175,740
Total mortgage-backed securities	149,461	122,309	212,909	175,740

Total securities	$172,655	$141,481	$222,900	$184,945

Gross realized gains and losses on sales of available-for-sale securities for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(In thousands)

Gross losses realized	—	—	—	(4)
Net loss realized	$—	$—	$—	$(4)

Proceeds from the redemption of available-for-sale securities totaled $20,000 for the six months ended June 30, 2022. There were no sales or redemption of available-for-sale securities for the six months ended June 30, 2023.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities.

Allowance for Credit Losses – Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities based upon the gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Available-for-sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on available-for-sale securities guaranteed by government agencies totaled $346,000 at June 30, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on available-for-sale debt securities not guaranteed by government agencies totaled $179,000 at June 30, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on available-for-sale debt securities during the three and six months ended June 30, 2023.

Allowance for Credit Losses – Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $430,000 at June 30, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on held-to-maturity securities during the three and six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. There was no credit loss during the three and six months ended June 30, 2023 or the year ended December 31, 2022. At June 30, 2023 and December 31, 2022, there was one available-for-sale corporate bond that was below investment grade. The Company reviewed the financial strength of this bond and has concluded that the amortized cost remains supported by the expected future cash flows of the security.

Information pertaining to securities with gross unrealized losses as of June 30, 2023 for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2022, for which the Company did not deem to be impaired under its prior methodology, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	2	$1,235	$55	4.3%	68	$115,355	$25,700	18.2%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,719	1,397	19.6
Government-sponsored enterprise obligations	—	—	—	—	3	11,740	3,179	21.3
Corporate bonds	2	4,205	795	15.9	1	2,958	47	1.6
State and municipal bonds	1	269	1	0.4	—	—	—	—
Total available-for-sale	5	5,709	851		81	135,772	30,323

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,205	786	7.9%
Government-sponsored mortgage-backed securities	2	2,379	116	4.6	35	168,503	37,079	18.0
Total held-to-maturity	2	2,379	116		37	177,708	37,865

Total	7	$8,088	$967		118	$313,480	$68,188

	December 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	10	$9,133	$776	7.8%	60	$112,586	$26,050	18.8%
U.S. government guaranteed mortgage-backed securities	1	113	20	15.0	8	5,835	1,449	19.9
Government-sponsored enterprise obligations	—	—	—	—	3	11,568	3,345	22.4
Corporate bonds	3	7,493	519	6.5	—	—	—	—
Total available-for-sale	14	16,739	1,315		71	129,989	30,844

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,162	825	8.3%
Government-sponsored mortgage-backed securities	6	18,911	2,116	10.1	31	157,947	36,344	18.7
Total held-to-maturity	6	18,911	2,116		33	167,109	37,169

Total	20	$35,650	$3,431		104	$297,098	$68,013

5.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans as of the dates indicated were as follows:

	June 30,	December 31,
	2023	2022
	(In thousands)
Commercial real estate	$1,075,429	$1,069,323

Residential real estate:
Residential one-to-four family	597,812	589,503
Home equity	107,044	105,557
Total residential real estate	704,856	695,060

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	1,864	2,274
Commercial and industrial	225,229	217,574
Total commercial and industrial	227,093	219,848

Consumer	5,986	5,045
Total gross loans	2,013,364	1,989,276
Unamortized PPP loan fees	(78)	(109)
Unearned premiums and deferred loan fees and costs, net	2,307	2,233
Total loans, net	2,015,593	1,991,400
Allowance for credit losses(1)	(19,647)	(19,931)
Net loans	$1,995,946	$1,971,469

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, beginning at January 1, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2023 and December 31, 2022, the Company was servicing commercial loans participated out to various other institutions totaling $65.9 million and $70.5 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2023, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (101 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.34 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the six months ended June 30, 2022, the Company sold $277,000 in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the six months ended June 30, 2023.

At June 30, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors totaling $76.1 million and $79.3 million, respectively. Servicing fee income of $97,000 and $105,000 was recorded for the six months ended June 30, 2023 and 2022, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(In thousands)

Balance at the beginning of period:	$515	$550
Amortization	(35)	(70)
Balance at the end of period	$480	$480
Fair value at the end of period	$759	$759

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $6.8 million at June 30, 2023 and is excluded from the estimate of credit losses.

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

An analysis of changes in the allowance for credit losses by segment for the three and six months ended June 30, 2023 and the allowance for loan losses for the three and six months ended June 30, 2022 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect of change in accounting principle(1)	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted Beginning Balance	$16,188	$1,794	$3,085	46	—	$21,113
Provision (reversal) for credit losses	(349)	83	3	31	—	(232)
Charge-offs	(414)	—	(1,413)	(35)	—	(1,862)
Recoveries	—	—	1	11	—	12
Balance at March 31, 2023(2)	$15,425	$1,877	$1,676	$53	$—	$19,031

Balance at March 31, 2023	$15,425	$1,877	$1,676	$53	$—	$19,031
Provision (reversal) for credit losses	327	456	(207)	15	—	591
Charge-offs	—	—	—	(36)	—	(36)
Recoveries	—	23	18	20	—	61
Balance at June 30, 2023(2)	$15,752	$2,356	$1,487	$52	$—	$19,647

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(93)	(62)	(1)	—	—	(156)
Balance at March 31, 2023	$518	$205	$39	$—	$—	$762

Balance at March 31, 2023	$518	$205	$39	$—	$—	$762
Reversal of credit losses	(123)	(42)	(6)	—	—	(171)
Balance at June 30, 2023	$395	$163	$33	$—	$—	$591

(1)	Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related to the adoption of ASU 2016-13 as of January 1, 2023). The adjustment represents a $931,000 decrease to the allowance for loans attributable to the change in accounting methodology for estimating the allowance for loan losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD loan balances and the associated gross-up of $2,113,000, pursuant to the Company’s adoption of ASU 2016-13.
(2)	The balance of $6.8 million and $7.0 million in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at June 30, 2023 and March 31, 2023, respectively.

The $420,000 provision for credit losses during the three months ended June 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $171,000 reversal of credit losses for unfunded commitments for the three months ended June 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $16.6 million for the three months ended June 30, 2023. The $359,000 provision for credit losses during the six months ended June 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $327,000 reversal of credit losses for unfunded commitments for the six months ended June 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $29.5 million for the six months ended June 30, 2023.

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(639)	90	89	27	8	(425)
Charge-offs	(37)	(16)	(7)	(45)	—	(105)
Recoveries	—	30	1	20	—	51
Balance at March 31, 2022	$12,294	$4,068	$2,726	$199	$21	$19,308

Balance at March 31, 2022	$12,294	$4,068	$2,726	$199	$21	$19,308
Provision (credit)	189	106	(31)	40	(4)	300
Charge-offs	—	(11)	(16)	(40)	—	(67)
Recoveries	—	1	7	11	—	19
Balance at June 30, 2022	$12,483	$4,164	$2,686	$210	$17	$19,560

The following table presents information pertaining to the allowance for credit losses by segment Pre-ASC 326 CECL adoption for the date indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,199	4,312	3,160	245	15	19,931
Total allowance for loan losses	$12,199	$4,312	$3,160	$245	$15	$19,931

Impaired loans	$9,178	$3,623	$407	$—	$—	$13,208
Non-impaired loans	1,056,886	689,776	219,163	5,045	—	1,970,870
Impaired loans acquired with deteriorated credit quality	3,259	1,661	278	—	—	5,198
Total loans	$1,069,323	$695,060	$219,848	$5,045	$—	$1,989,276

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
June 30, 2023
Commercial real estate	$1,540	$76	$523	$2,139	$1,073,290	$1,075,429	$1,662

Residential real estate:
Residential one-to-four family	1,996	206	796	2,998	594,814	597,812	3,733
Home equity	12	12	—	24	107,020	107,044	120
Total:	2,008	218	796	3,022	701,834	704,856	3,853

Commercial and industrial	239	1	5	245	226,848	227,093	239
Consumer	—	10	—	10	5,976	5,986	1
Total loans	$3,787	$305	$1,324	$5,416	$2,007,948	$2,013,364	$5,755

December 31, 2022
Commercial real estate	$—	$211	$1,404	$1,615	$1,067,708	$1,069,323	$1,933

Residential real estate:
Residential one-to-four family	1,768	100	414	2,282	587,221	589,503	3,290
Home equity	209	97	51	357	105,200	105,557	181
Total:	1,977	197	465	2,639	692,421	695,060	3,471

Commercial and industrial	170	10	22	202	219,646	219,848	290
Consumer	13	—	—	13	5,032	5,045	—
Total loans	$2,160	$418	$1,891	$4,469	$1,984,807	$1,989,276	$5,694

At June 30, 2023 and December 31, 2022, total past due loans totaled $5.4 million, or 0.27% of total loans, and $4.5 million, or 0.22% of total loans, respectively.

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

The following table presents information regarding nonaccrual loans as of the date indicated:

	As of June 30, 2023(1)				For the Six Months Ended June 30, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Amortized Cost of Loans Greater than 90 Days Past Due and Still Accruing	Accrued Interest Receivable Reversed from Income
	(In thousands)
Commercial real estate	$—	$1,662	$1,662	$—	$50
Residential real estate:
Residential	—	3,733	3,733	—	80
Home equity	—	120	120	—	6
Commercial and industrial	—	239	239	—	86
Consumer	—	1	1	—	—
Total loans	$—	$5,755	$5,755	$—	$222

(1)	The Company adopted ASU 2016-13 as of January 1, 2023.

At June 30, 2023 and December 31, 2022, nonaccrual loans totaled $5.8 million, or 0.29% of total loans, and $5.7 million, or 0.29%, of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the six months ended June 30, 2023 and for the year ended December 31, 2022. At June 30, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status.

Individually Evaluated Loans.

In connection with the adoption of ASU-2106-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. At June 30, 2023, the Company had $14.4 million in individually evaluated commercial loans, collateralized by business assets, and $17.5 million in individual evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated loans by class as of June 30, 2023:

	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$11,670	$—
Residential real estate:
Residential one-to-four family	5,685	—
Home equity	134	—
Commercial and industrial	13,929	—
Consumer	1	—
Loans with no related allowance recorded	$31,419	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential real estate	—	—
Home equity	—	—
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$31,936	$179

Pre-ASC 326 CECL adoption impaired loan information as of December 31, 2022 is as follows:

				Six Months Ended
	At December 31, 2022			June 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$12,437	$13,795	$—	$13,837	$138
Residential real estate:
Residential one-to-four family	5,088	5,823	—	4,673	30
Home equity	196	214	—	143	1
Commercial and industrial	685	3,095	—	979	33
Consumer	—	—	—	5	—
Total impaired loans	$18,406	$22,927	$—	$19,637	$202

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

Modified Loans

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

There were no loan modifications during the six months ended June 30, 2023 and for the year ended December 31, 2022. During the six months ended June 30, 2023 and 2022, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the six months ended June 30, 2023 or 2022.

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

Credit Quality Information.

The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are risk rated as “substandard” and individually evaluated.

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

The following table details the amortized cost balances of the Company’s loan portfolio presented by risk rating and origination year as of the periods presented. In addition, payment activity has been included as an additional credit quality indicator:

	Term Loan Origination by Year						Revolving Loans
	June 30, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$19,422	$172,979	$231,393	$116,172	$90,961	$338,475	$82,144	$935	$1,052,481
Special Mention (Rated 5)	—	—	—	190	2,500	6,219	407	—	9,316
Substandard (Rated 6)	—	—	—	9,670	415	3,547	—	—	13,632
Total commercial real estate loans	$19,422	$172,979	$231,393	$126,032	$93,876	$348,241	$82,551	$935	$1,075,429

Current period gross charge-offs	$—	$—	$—	$—	$—	$414	$—	$—	$414

Payment Performance:
Performing	$19,422	$172,979	$231,393	$126,032	$93,876	$346,579	$82,551	$935	$1,073,767
Nonperforming	—	—	—	—	—	1,662	—	—	1,662

Residential One-to-Four Family:
Pass (Rated 1- 4)	$23,793	$87,794	$97,041	$130,611	$55,685	$189,104	$9,010	$—	$593,038
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	447	—	341	—	3,986	—	—	4,774
Total residential one-to-four family	$23,793	$88,241	$97,041	$130,952	$55,685	$193,090	$9,010	$—	$597,812

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$23,793	$87,794	$97,041	$130,611	$55,685	$190,145	$9,010	$—	$594,079
Nonperforming	—	447	—	341	—	2,945	—	—	3,733

Home Equity:
Pass (Rated 1- 4)	$4,657	$11,614	$7,284	$7,647	$5,856	$8,026	$59,412	$2,300	$106,796
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	—	—	—	—	—	221	27	248
Total home equity loans	$4,657	$11,614	$7,284	$7,647	$5,856	$8,026	$59,633	$2,327	$107,044

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$4,657	$11,614	$7,284	$7,647	$5,856	$8,026	$59,540	$2,300	$106,924
Nonperforming	—	—	—	—	—	—	93	27	120

	Term Loans Originated by Year						Revolving Loans
	June 30, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$12,345	$38,596	$29,401	$23,939	$20,390	$10,015	$70,871	$72	$205,629
Special Mention (Rated 5)	—	123	163	—	30	641	1,503	—	2,460
Substandard (Rated 6)	—	133	1,539	8,882	1,327	334	6,789	—	19,004
Total commercial and industrial loans	$12,345	$38,852	$31,103	$32,821	$21,747	$10,990	$79,163	$72	$227,093

Current period gross charge-offs	$—	$—	$—	$—	$—	$221	$—	$1,192	$1,413

Payment Performance:
Performing	$12,345	$38,852	$31,103	$32,821	$21,747	$10,981	$78,933	$72	$226,854
Nonperforming	—	—	—	—	—	9	230	—	239

Consumer:
Pass (Rated 1- 4)	$1,859	$1,904	$655	$414	$149	$237	$750	$—	$5,968
Special Mention (Rated 5)	—	—	—	—	—	—	—	—	—
Substandard (Rated 6)	—	—	—	—	—	18	—	—	18
Total consumer loans	$1,859	$1,904	$655	$414	$149	$255	$750	$—	$5,986

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$68	$71

Payment Performance:
Performing	$1,859	$1,904	$655	$414	$149	$255	$749	$—	$5,985
Nonperforming	—	—	—	—	—	—	1	—	1

The following table presents our loans by risk rating as of December 31, 2022 Pre-ASC 326 CECL adoption:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2022
Pass (Rated 1 - 4)	$1,036,337	$585,292	$105,248	$193,415	$5,027	$1,925,319
Special Mention (Rated 5)	16,035	—	—	5,623	—	21,658
Substandard (Rated 6)	16,951	4,211	309	20,810	18	42,299
Total	$1,069,323	$589,503	$105,557	$219,848	$5,045	$1,989,276

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill

At June 30, 2023 and December 31, 2022, the Company’s goodwill balance of $12.5 million was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. There was no goodwill impairment recorded during the three months ended June 30, 2023 or the year ended December 31, 2022. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangible

In connection with the acquisition of Chicopee Bancorp, Inc., the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $188,000 for the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $125,000 thereafter.

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

In February 2020, 120,053 shares were granted under the 2020 Long-Term Incentive Plan (“2020 Plan”). Of the 120,053 shares, 69,898 shares were time-based, with 19,760 vesting in one year and 50,138 vesting ratably over a three-year period. The remaining 50,155 shares granted are performance-based and are subject to the achievement of the 2020 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2020 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2020 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2020	5.00%	5.48%	6.00%
December 31, 2021	5.62%	6.24%	6.86%
December 31, 2022	6.29%	6.99%	7.69%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.50	$1.65	$1.80

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“stretch” performance). As of December 31, 2022, the three-year performance period for the 2020 grants ended. The 2020 long term incentive plan included a “catch-up” provision allowing for any unearned performance-based shares from the 2020 and 2021 performance periods to be earned at the end of the three-year period based on the final year performance. Of the original 50,155 performance-based shares granted in 2020 based on achieving target, 59,268 performance-based shares were eligible for vesting during the first quarter of 2023 based on achieving stretch.

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

In May 2021, 122,362 shares were granted under the 2021 Long-Term Incentive Plan (“2021 Plan”). Of the 122,362 shares, 61,181 shares were time-based, vesting ratably over a three-year period. The remaining 61,181 shares granted are performance-based and are subject to the achievement of the 2021 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2021 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2021 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.58	$1.97	$2.36

In March 2022, 137,151 shares were granted under the 2022 Long-Term Incentive Plan (“2022 Plan”). Of the 137,151 shares, 77,463 shares were time-based, with 17,775 vesting in one year and 59,688 vesting ratably over a three-year period. The remaining 59,688 shares granted are performance-based and are subject to the achievement of the 2022 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2022 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2022 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

In March 2023, 139,196 shares were granted under the 2023 Long-Term Incentive Plan (“2023 Plan”). Of the 139,196 shares, 78,697 shares were time-based, with 18,198 vesting in one year and 60,499 vesting ratably over a three-year period. The remaining 60,499 shares granted are performance-based and are subject to the achievement of the 2023 long-term incentive performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2023 grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2023 Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2023	8.00%	8.45%	8.85%
December 31, 2024	8.75%	9.25%	9.75%
December 31, 2025	9.00%	9.50%	10.00%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.39	$2.65	$2.89

At June 30, 2023, there were 304,033 remaining shares available to grant under the 2021 Plan.

A summary of the status of restricted stock awards at June 30, 2023 and June 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(66,817)	9.07
Balance at June 30, 2023	298,232	9.30

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2021	213,381	8.91
Shares granted	144,440	9.14
Shares forfeited	(6,651)	8.66
Shares vested	(60,009)	9.77
Balance at June 30, 2022	291,161	8.86

We recorded total expense for restricted stock awards of $829,000 and $593,000 for the six months ended June 30, 2023 and 2022, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $7.2 million with a weighted average rate of 5.08% at June 30, 2023, compared to $6.4 million with a weighted average rate of 4.33% at December 31, 2022. Short-term borrowings issued by the FHLB were $35.0 million with a weighted average rate of 4.38% at December 31, 2022. There were no short-term borrowings issued by the FHLB outstanding at June 30, 2023.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At June 30, 2023, the Bank had $370.6 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. The Company has an available line of credit of $51.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of June 30, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $50.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of June 30, 2023 and December 31, 2022, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. At June 30, 2023, long-term debt consisted of $31.2 million with the FHLB and $90.0 million with the FRB under the BTFP, compared to $1.2 million in long-term debt with the FHLB at December 31, 2022. There were no advances outstanding with the FRB at December 31, 2022.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At March 31, 2023, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $308,000 as of June 30, 2023, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $19,000 and $20,000 for the six months ended June 30, 2023 and 2022, respectively.

10. PENSION BENEFITS

The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) on October 31, 2022. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, during the three months ended December 31, 2022, the Company recorded a gain on curtailment of $2.8 million through non-interest income. The Company expects to receive regulatory approval for the DB Plan termination in the third quarter of 2023. On April 11, 2023, the Company made an additional cash contribution of $1.3 million in order to fully fund the DB Plan on a plan termination basis, and on April 14, 2023, for those participants who did not opt for a one-time lump sum payment, the Company funded $6.3 million to purchase a group annuity contract to transfer its remaining liabilities under the DB Plan. On June 30, 2023, the Company recognized the final settlement expense of $1.1 million related to the DB Plan termination, which was recorded through non-interest income.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended June 30,		Six Months Ended, June 30,
	2023	2022	2023	2022
	(In thousands)
Service cost	$—	$334	$—	$668
Interest cost	487	312	487	625
Expected return on assets	(333)	(427)	(333)	(854)
Amortization of actuarial loss	—	159	—	317
Net periodic pension cost	$154	$378	$154	$756

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

Fair Value Hedges of Interest Rate Risk

The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company’s interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of June 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At June 30, 2023	At December 31, 2022	At June 30, 2023	At December 31, 2022
	(In thousands)
Loans	$198,341	$—	$(1,659)	$—
Total	$198,341	$—	$(1,659)	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $484.0 million; the cumulative basis adjustments associated with these hedging relationships was approximately $1.7 million; and the notional amount of the designated hedged items were approximately $200.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At June 30, 2023, the Company’s fair value hedges had a remaining maturity of 1.3 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2023 and December 31, 2022.

June 30, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$1,685		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,825
Interest rate swap – with dealer counterparties		5,825		—
Total derivatives not designated as hedging instruments	Other Assets	$7,510	Other Liabilities	$5,825

December 31, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$0		$6,343
Interest rate swap – with dealer counterparties		6,343		0
Total derivatives not designated as hedging instruments	Other Assets	$6,343	Other Liabilities	$6,343

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the Income Statement as of June 30, 2023 and June 30, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships)
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(In thousands)
	Interest Income	Interest Income	Interest Income	Interest Income
Total amounts of income line items presented in the statement of financial performance in which the effects of fair value hedges are recorded	$220	$—	$220	$—

Gain or (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(1,659)	—	$(1,659)	—
Derivatives designated as hedging instruments	1,879	—	1,879	—

There were no gains or losses recognized in accumulated other comprehensive income during the six months ended June 30, 2023 or 2022.

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

At June 30, 2023, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of June 30, 2023, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$141,481	$—	$141,481
Interest rate swaps	—	7,510	—	7,510
Total assets	$—	$148,991	$—	$148,991

Liabilities:
Interest rate swaps	$—	$5,825	$—	$5,825

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,997	$—	$146,997
Marketable equity securities	6,237	—	—	6,237
Interest rate swaps	—	6,343	—	6,343
Total assets	$6,237	$153,340	$—	$159,577

Liabilities:
Interest rate swaps	$—	$6,343	$—	$6,343

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at June 30, 2023 and December 31, 2022.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of June 30, 2023 and December 31, 2022:

Six Months Ended
	At June 30, 2023			June 30, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired Loans	$—	$—	$258	$1,828

Six Months Ended
	At December 31, 2022			June 30, 2022
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired Loans	$—	$—	$877	$—

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$31,689	$31,689	$—	$—	$31,689
Securities held-to-maturity	222,900	9,205	175,740	—	184,945
Securities available-for-sale	141,481	—	141,481	—	141,481
Federal Home Loan Bank of Boston and other restricted stock	3,226	—	—	3,226	3,226
Loans - net	1,995,946	—	—	1,815,123	1,815,123
Accrued interest receivable	7,812	—	—	7,812	7,812
Mortgage servicing rights	480	—	759	—	759
Derivative asset	7,510	—	7,510	—	7,510

Liabilities:
Deposits	2,157,974	—	—	2,151,390	2,151,390
Short-term borrowings	7,190	—	7,190	—	7,190
Long-term debt	121,178	—	120,969	—	120,969
Subordinated debt	19,692	—	18,028	—	18,028
Accrued interest payable	972	—	—	972	972
Derivative liabilities	5,825	—	5,825	—	5,825

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$30,342	$30,342	$—	$—	$30,342
Securities held-to-maturity	230,168	9,162	181,788	—	190,950
Securities available-for-sale	146,997	—	146,997	—	146,997
Marketable equity securities	6,237	6,237	—	—	6,237
Federal Home Loan Bank of Boston and other restricted stock	3,352	—	—	3,352	3,352
Loans - net	1,971,469	—	—	1,856,087	1,856,087
Accrued interest receivable	8,140	—	—	8,140	8,140
Mortgage servicing rights	550	—	794	—	794
Derivative asset	6,343	—	6,343	—	6,343

Liabilities:
Deposits	2,229,443	—	—	2,220,405	2,220,405
Short-term borrowings	41,350	—	41,350	—	41,350
Long-term debt	1,178	—	1,094	—	1,094
Subordinated debt	19,673	—	18,132	—	18,132
Accrued interest payable	186	—	—	186	186
Derivative liabilities	6,343	—	6,343	—	6,343

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share (non-GAAP), continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value (tangible book value per share is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements); and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and six months ended June 30, 2023 in the context of this strategy.

●	Net income was $2.8 million, or $0.13 per diluted share, for the three months ended June 30, 2023, compared to net income of $5.5 million, or $0.25 per diluted share, for the three months ended June 30, 2022. For the six months ended June 30, 2023, net income was $8.1 million, or $0.37 per diluted share, compared to $10.9 million, or $0.49 per diluted share, for the six months ended June 30, 2022.

●	Net interest income decreased $2.6 million, or 13.1%, to $16.8 million, for the three months ended June 30, 2023, from $19.4 million for the three months ended June 30, 2022. The decrease in net interest income was due to an increase in interest expense of $6.7 million, or 535.0%, partially offset by an increase in interest and dividend income of $4.2 million, or 20.2%. During the six months ended June 30, 2023, net interest income decreased $2.7 million, or 7.2%, to $35.4 million, compared to $38.1 million for the six months ended June 30, 2022. The decrease in net interest income was due to an increase in interest expense of $10.6 million, or 424.1%, partially offset by an increase in interest and dividend income of $7.9 million, or 19.4%.

●	During the three months ended June 30, 2023, the Company recorded a provision for credit losses of $420,000 under the Current Expected Credit Losses (“CECL”) model, compared to $300,000 during the three months ended June 30, 2022, under the incurred loss model. For the six months ended June 30, 2023, the Company recorded a provision for credit losses of $32,000, under the CECL model, compared to a reversal for credit losses of $125,000, under the incurred loss model, during the six months ended June 30, 2022. The increase was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The Company recorded net charge-offs of $1.8 million for the six months ended June 30, 2023, as compared to net charge-offs of $102,000 for the six months ended June 30, 2022. The charge-offs for the six months ended June 30, 2023 were related to one commercial loan relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. that was recently placed on nonaccrual status. The charge-off represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation. There was no impact to earnings as a result of the charge-off.

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

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that are determined to have impairment related to credit losses.

There have been no additional material changes to our critical accounting policies during the six months ended June 30, 2023. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2022 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2023 AND DECEMBER 31, 2022

At June 30, 2023, total assets were $2.6 billion and increased $9.1 million, or 0.4%, from December 31, 2022. The increase in total assets was primarily due to an increase in total loans of $24.2 million, or 1.2%, an increase in cash and cash equivalents of $1.3 million, or 4.4%, to $31.7 million, partially offset by a decrease in investment securities of $19.0 million, or 5.0%, to $364.4 million.

At June 30, 2023, the available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities portfolio represented 14.2% of total assets, compared to 14.8% at December 31, 2022. At June 30, 2023, the Company’s AFS securities portfolio, recorded at fair market value, decreased $5.5 million, or 3.8%, from $147.0 million at December 31, 2022 to $141.5 million. The HTM securities portfolio, recorded at amortized cost, decreased $7.3 million, or 3.2%, from $230.2 million at December 31, 2022 to $222.9 million at June 30, 2023. The marketable equity securities portfolio decreased $6.2 million, or 100.0%, from $6.2 million at December 31, 2022 due to redemption during the three months ended June 30, 2023. The decrease in the AFS and HTM securities portfolios was primarily due to amortization and payoffs recorded during the six months ended June 30, 2023.

At June 30, 2023, the Company reported unrealized losses on the AFS securities portfolio of $31.2 million, or 18.1% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $32.2 million, or 18.0% of the amortized cost basis of the AFS securities at December 31, 2022. At June 30, 2023, the Company reported unrealized losses on the HTM securities portfolio of $38.0 million, or 17.0%, of the amortized cost basis of the HTM securities portfolio, compared to $39.2 million, or 17.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2022.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $7.2 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At June 30, 2023 and December 31, 2022, the Company did not record any impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality.

The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

At June 30, 2023, total gross loans increased $24.1 million, or 1.2%, to $2.0 billion from December 31, 2022. Residential real estate loans, including home equity loans, increased $9.8 million, or 1.4%, commercial and industrial loans increased $7.3 million, or 3.3%, and commercial real estate loans increased $6.1 million, or 0.6%. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $104,000 and $102,000 for the six months ended June 30, 2023 and 2022, respectively.

Total delinquency was 0.27%, of total loans, at June 30, 2023, compared to 0.22%, of total loans, at December 31, 2022. At June 30, 2023, nonperforming loans totaled $5.8 million, or 0.29% of total loans, compared to $5.7 million, or 0.29% of total loans, at December 31, 2022. At June 30, 2023, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets, was 0.22% at June 30, 2023 and at December 31, 2022. At June 30, 2023 and at December 31, 2022, the Company did not have any other real estate owned. The allowance for credit losses as a percentage of total loans was 0.97% at June 30, 2023, compared to 1.00% at December 31, 2022. At June 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 341.4%, compared to 350.0% at December 31, 2022. Total classified loans, defined as special mention and substandard loans, decreased $14.5 million, or 23.0%, from $64.0 million, or 3.2% of total loans, at December 31, 2022 to $49.5 million, or 2.5%, of total loans at June 30, 2023. Management continues to remain attentive to any signs of deterioration in borrowers’ financial conditions and is proactive in taking the appropriate steps to mitigate risk. A summary of our past due and nonaccrual loans by class are listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits decreased $71.5 million, or 3.2%, from December 31, 2022 to $2.2 billion at June 30, 2023, due to industry-wide pressures and a competitive market for deposits. Core deposits, which the Company defines as all deposits except time deposits, decreased $194.6 million, or 10.7%, from $1.8 billion, or 81.5% of total deposits, at December 31, 2022, to $1.6 billion, or 75.2% of total deposits, at June 30, 2023. Non-interest-bearing deposits decreased $61.0 million, or 9.5%, to $584.5 million, interest-bearing checking accounts increased $14.1 million, or 9.5%, to $162.8 million, savings accounts decreased $19.1 million, or 8.6%, to $203.4 million, and money market accounts decreased $128.6 million, or 16.1%, to $672.5 million. Time deposits increased $123.1 million, or 29.9%, from $411.7 million at December 31, 2022 to $534.8 million at June 30, 2023. Brokered deposits, which are included within time deposits, totaled $1.7 million at June 30, 2023. There were no brokered deposits at December 31, 2022.

The table below is a summary of our deposit balances for the periods noted:

	June 30, 2023	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Core Deposits:
Demand accounts	$584,511	$625,656	$645,571
Interest bearing accounts	162,823	133,727	148,670
Savings accounts	203,376	218,800	222,436
Money market accounts	672,483	721,219	801,076
Total Core Deposits	$1,623,193	$1,699,402	$1,817,753

Time Deposits:
Time deposits less than $250,000	$338,667	$300,907	$279,953
Time deposits of $250,000 or more	196,114	156,819	131,737
Total Time Deposits:	534,781	457,726	411,690
Total Deposits:	$2,157,974	$2,157,128	$2,229,443

During the six months ended June 30, 2023, the Company experienced a higher level of competition not only from local competitors but also from money market funds and Treasury notes that were offering higher returns. In addition, the Company also saw an unfavorable shift in deposit mix from low cost core deposits to high cost time deposits as customers migrated to higher yields.

The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis to retain a long-term customer relationship base and to efficiently compete for and retain deposits in our local market. At June 30, 2023, the Bank’s uninsured deposits represented 28.2% of total deposits, compared to 30.8% at December 31, 2022.

At June 30, 2023, total borrowings increased $85.9 million, or 138.1%, from $62.2 million at December 31, 2022 to $148.1 million. Short-term borrowings decreased $34.2 million, or 82.6%, to $7.2 million, compared to $41.4 million at December 31, 2022. Long-term borrowings increased $120.0 million, from $1.2 million at December 31, 2022, to $121.2 million at June 30, 2023, to replace deposit attrition. Long-term borrowings consisted of $31.2 million outstanding with the FHLB and $90.0 million outstanding under the BTFP. At June 30, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes.

During the three months ended June 30, 2023, the Company executed a $200.0 million fair value hedge on fixed-rate assets with a remaining maturity of 1.3 years, and an average fixed rate of 4.43%, where the Company exchanged, or swapped, fixed rate payments for floating rate payments. The Company’s hedging program aims to reduce the Company’s sensitivity to interest rates by locking in a spread.

At June 30, 2023, shareholders’ equity was $234.0 million, or 9.1% of total assets, compared to $228.1 million, or 8.9% of total assets, at December 31, 2022. The increase was primarily attributable to net income of $8.1 million and a decrease in accumulated other comprehensive loss of $1.8 million, primarily reflecting the final settlement of the DB Plan during the second quarter of 2023 and corresponding reversal of previously held losses in accumulated other comprehensive income. These increases were partially offset by cash dividends paid of $3.1 million. At June 30, 2023, total shares outstanding were 22,082,403.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by the regulators as well as internal targets. Total Risk-Based Capital Ratio at June 30, 2023 and December 31, 2022 was 14.2%.  The Bank’s Tier 1 Leverage Ratio to adjusted average assets was 9.69% at June 30, 2023 and 9.49% at December 31, 2022.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

General.

The Company reported net income of $2.8 million, or $0.13 per diluted share, for the three months ended June 30, 2023, compared to net income of $5.5 million, or $0.25 per diluted share, for the three months ended June 30, 2022. Return on average assets and return on average equity were 0.43% and 4.72%, respectively, for the three months ended June 30, 2023, compared to 0.87% and 10.22%, respectively, for the three months ended June 30, 2022.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2023 and 2022, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,006,909	$22,572	4.51%	$1,949,464	$18,624	3.83%
Securities(2)	374,513	2,094	2.24	414,226	2,068	2.00
Other investments - at cost	13,329	146	4.39	9,892	30	1.22
Short-term investments(3)	10,326	119	4.62	24,944	48	0.77
Total interest-earning assets	2,405,077	24,931	4.16	2,398,526	20,770	3.47
Total non-interest-earning assets	154,490			153,939
Total assets	$2,559,567			$2,552,465

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$143,547	$248	0.69%	$137,984	$105	0.31%
Savings accounts	208,983	56	0.11	224,487	48	0.09
Money market accounts	701,116	2,330	1.33	910,801	549	0.24
Time deposit accounts	502,062	3,435	2.74	365,383	288	0.32
Total interest-bearing deposits	1,555,708	6,069	1.56	1,638,655	990	0.24
Short-term borrowings and long-term debt	155,826	1,894	4.88	25,829	264	4.10
Interest-bearing liabilities	1,711,534	7,963	1.87	1,664,484	1,254	0.30
Non-interest-bearing deposits	591,437			635,678
Other non-interest-bearing liabilities	21,832			35,076
Total non-interest-bearing liabilities	613,269			670,754

Total liabilities	2,324,803			2,335,238
Total equity	234,764			217,227
Total liabilities and equity	$2,559,567			$2,552,465
Less: Tax-equivalent adjustment(2)		(122)			(124)
Net interest and dividend income		$16,846			$19,392
Net interest rate spread(4)			2.27%			3.15%
Net interest rate spread, on a tax equivalent basis(5)			2.29%			3.17%
Net interest margin(6)			2.81%			3.24%
Net interest margin, on a tax equivalent basis(7)			2.83%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			140.52%			144.10

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$549	$3,399	$3,948
Securities (1)	(198)	224	26
Other investments - at cost	10	106	116
Short-term investments	(28)	99	71
Total interest-earning assets	333	3,828	4,161

Interest-bearing liabilities
Interest-bearing checking accounts	4	139	143
Savings accounts	(3)	11	8
Money market accounts	(126)	1,907	1,781
Time deposit accounts	108	3,039	3,147
Short-term borrowings and long-term debt	1,329	301	1,630
Total interest-bearing liabilities	1,312	5,397	6,709
Change in net interest and dividend income (1)	$(979)	$(1,569)	$(2,548)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income decreased $2.6 million, or 13.1%, to $16.8 million, for the three months ended June 30, 2023, from $19.4 million for the three months ended June 30, 2022. The decrease in net interest income was due to an increase in interest expense of $6.7 million, or 535.0%, partially offset by an increase in interest and dividend income of $4.2 million, or 20.2%. Interest expense on deposits increased $5.1 million, or 513.0%, and interest expense on borrowings increased $1.6 million, or 617.4%. The increase in interest expense was a result of competitive pricing on deposits due to the continued higher interest rate environment and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits. For the three months ended June 30, 2023, net interest income included $26,000 in Paycheck Protection Program interest and fee income (“PPP Income”), compared to $129,000 for the three months ended June 30, 2022.

The net interest margin was 2.81% for the three months ended June 30, 2023, compared to 3.24% for the three months ended June 30, 2022. The net interest margin, on a tax-equivalent basis, was 2.83% for the three months ended June 30, 2023, compared to 3.26% for the three months ended June 30, 2022. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits, which was partially offset with an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets was 4.14% for the three months ended June 30, 2023, compared to 3.45% for the three months ended June 30, 2022. The average yield on interest-earning assets, on a tax equivalent basis, was 4.16% for the three months ended June 30, 2023, compared to 3.47% for the three months ended June 30, 2022. The average loan yield was 4.49% for the three months ended June 30, 2023, compared to 3.81% for the three months ended June 30, 2022. The average loan yield, on a tax equivalent basis, was 4.51% for the three months ended June 30, 2023, compared to 3.83% for the three months ended June 30, 2022. During the same period, average interest-earning assets increased $6.6 million, or 0.3%to $2.4 billion, primarily due to an increase in average loans of $57.4 million, or 2.9%, an increase in average other investments of $3.4 million, or 34.7%, partially offset by a decrease in average securities of $39.7 million, or 9.6%, and a decrease in average short-term investments, consisting of cash and cash equivalents, of $14.6 million, or 58.6%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 117 basis points from 0.22% for the three months ended June 30, 2022 to 1.39% for the three months ended June 30, 2023. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 49 basis point to 0.64% for the three months ended June 30, 2023, from 0.15% for the three months ended June 30, 2022. The average cost of time deposits increased 242 basis points from 0.32% for the three months ended June 30, 2022 to 2.74% for the three months ended June 30, 2023. The average cost of borrowings, including subordinated debt, increased 78 basis points from 4.10% for the three months ended June 30, 2022 to 4.88% for the three months ended June 30, 2023. Average demand deposits, an interest-free source of funds, decreased $44.3 million, or 7.0%, from $635.7 million, or 28.0% of total average deposits, for the three months ended June 30, 2022, to $591.4 million, or 27.6% of total average deposits, for the three months ended June 30, 2023.

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

During the three months ended June, 30, 2023, the Company recorded a provision for credit losses of $420,000, under the CECL model, compared to a provision for credit losses of $300,000, under the incurred loss model, during the three months ended June 30, 2022. The increase was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. The Company also increased the qualitative reserve to consider the potential losses resulting from future recessionary pressures. The Company’s Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current economic environment.

The Company recorded net recoveries of $25,000 for the three months ended June 30, 2023, as compared to net charge-offs of $48,000 for the three months ended June 30, 2022.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the COVID-19 pandemic has a long-term adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-interest Income.

Non-interest income decreased $1.1 million, or 41.9%, to $1.6 million for the three months ended June 30, 2023, from $2.7 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, the Company recorded a $1.1 million final termination expense related to the DB Plan termination. During the three months ended June 30, 2023, service charges and fees on deposits decreased $105,000, or 4.5%, primarily due to changes in the Company’s overdraft program that were implemented in the first half of 2023. Income from BOLI increased $36,000, or 7.9%, from the three months ended June 30, 2022 to the three months ended June 30, 2023. Other income from loan-level swap fees on commercial loans decreased $21,000 from the three months ended June 30, 2022 to the three months ended June 30, 2023. During the three months ended June 30, 2023, the Company did not report any loan-level swap fees. During the three months ended June 30, 2022, the Company reported a gain of $141,000 on non-marketable equity investments and reported an unrealized loss on marketable equity securities of $225,000. During the three months ended June 30, 2023, the Company did not have comparable gains or losses.

Non-interest Expense.

For the three months ended June 30, 2023, non-interest expense increased $118,000, or 0.8%, to $14.6 million from $14.4 million, for the three months ended June 30, 2022. The increase in non-interest expense was due to an increase in professional fees of $84,000, or 11.7%, an increase in data processing of $61,000, or 8.3%, an increase in FDIC insurance expense of $56,000, or 23.9%, an increase in occupancy expense of $26,000, or 2.2%, and an increase in other non-interest expense of $158,000, or 6.6%. These increases were partially offset by a decrease in salaries and benefits of $147,000, or 1.8%, a decrease in advertising expense of $73,000, or 17.7%, and a decrease in furniture and equipment of $47,000, or 8.7%. During the three months ended June 30, 2023, other non-interest expense included $154,000 in expense related to the DB Plan termination. Excluding the DB Plan expense, non-interest expense decreased $36,000, or 0.2%, from the three months ended June 30, 2022 to the three months ended June 30, 2023.

For the three months ended June 30, 2023, the efficiency ratio was 78.9%, compared to 65.2% for the three months ended June 30, 2022. For the three months ended June 30, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 74.3% compared to 65.0% for the three months ended June 30, 2022. The efficiency ratio increase was driven by lower revenues, defined as net interest income and non-interest income, during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended June 30, 2023 was $704,000, representing an effective tax rate of 20.3%, compared to $1.9 million, representing an effective tax rate of 25.2%, for three months ended June 30, 2022 due to lower projected pre-tax income for the twelve months ended December 31, 2023.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

General.

For the six months ended June 30, 2023, the Company reported net income of $8.1 million, or $0.37 per diluted share, compared to $10.9 million, or $0.49 per diluted share, for the six months ended June 30, 2022. Return on average assets and return on average equity were 0.64% and 6.98% for the six months ended June 30, 2023, respectively, compared to 0.86% and 9.93% for the six months ended June 30, 2022, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2023 and 2022, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,000,055	$44,018	4.44%	$1,922,318	$36,691	3.85%
Securities(2)	378,421	4,243	2.26	418,806	4,018	1.94
Other investments - at cost	12,717	252	4.00	10,241	55	1.08
Short-term investments(3)	8,130	173	4.29	40,899	69	0.34
Total interest-earning assets	2,399,323	48,686	4.09	2,392,264	40,833	3.44
Total non-interest-earning assets	153,520			148,815
Total assets	$2,552,843			$2,541,079

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$141,662	511	0.73	$135,104	200	0.30
Savings accounts	213,863	101	0.10	221,484	83	0.08
Money market accounts	739,182	4,325	1.18	894,687	1,070	0.24
Time deposit accounts	465,184	5,235	2.27	377,158	629	0.34
Total interest-bearing deposits	1,559,891	10,172	1.32	1,628,433	1,982	0.25
Short-term borrowings and long-term debt	121,285	2,925	4.86	24,164	517	4.31
Interest-bearing liabilities	1,681,176	13,097	1.57	1,652,597	2,499	0.30
Non-interest-bearing deposits	615,168			634,387
Other non-interest-bearing liabilities	23,572			33,721
Total non-interest-bearing liabilities	638,740			668,108

Total liabilities	2,319,916			2,320,705
Total equity	232,927			220,374
Total liabilities and equity	$2,552,843			$2,541,079
Less: Tax-equivalent adjustment(2)		(239)			(244)
Net interest and dividend income		$35,350			$38,090
Net interest rate spread(4)			2.50%			3.12%
Net interest rate spread, on a tax equivalent basis(5)			2.52%			3.14%
Net interest margin(6)			2.97%			3.21%
Net interest margin, on a tax equivalent basis(7)			2.99%			3.23%
Ratio of average interest-earning assets to average interest-bearing liabilities			142.72%			144.76%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,484	$5,843	$7,327
Securities (1)	(383)	608	225
Other investments - at cost	13	184	197
Short-term investments	(55)	159	104
Total interest-earning assets	1,059	6,794	7,853

Interest-bearing liabilities
Interest-bearing checking accounts	10	301	311
Savings accounts	(3)	21	18
Money market accounts	(186)	3,441	3,255
Time deposit accounts	147	4,459	4,606
Short-term borrowings and long-term debt	2,078	330	2,408
Total interest-bearing liabilities	2,046	8,552	10,598
Change in net interest and dividend income	$(987)	$(1,758)	$(2,745)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the six months ended June 30, 2023, net interest income decreased $2.7 million, or 7.2%, to $35.4 million, compared to $38.1 million for the six months ended June 30, 2022. The decrease in net interest income was due to an increase in interest expense of $10.6 million, or 424.1%, partially offset by an increase in interest and dividend income of $7.9 million, or 19.4%. The increase in interest expense was due to an increase in interest expense on deposits of $8.2 million, or 413.2%, and an increase in interest expense on borrowings of $2.4 million, or 465.8%. For the six months ended June 30, 2023, interest and dividend income included $41,000 in PPP Income, compared to $691,000 during the six months ended June 30, 2022.

The net interest margin for the six months ended June 30, 2023 was 2.97%, compared to 3.21% during the six months ended June 30, 2022. The net interest margin, on a tax-equivalent basis, was 2.99% for the six months ended June 30, 2023, compared to 3.23% for the six months ended June 30, 2022. Excluding PPP Income, the net interest margin decreased 19 basis points from 3.16% for the six months ended June 30, 2022 to 2.97% for the six months ended June 30, 2023. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core to high cost time deposits, which was partially offset with an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets was 4.07% for the six months ended June 30, 2023, compared to 3.42% for the six months ended June 30, 2022. The average yield on interest-earning assets, on a tax-equivalent basis, was 4.09% for the six months ended June 30, 2023, compared to 3.424% for the six months ended June 30, 2022. The average loan yield was 4.41% for the six months ended June 30, 2023, compared to 3.82% for the six months ended June 30, 2022. The average loan yield, on a tax equivalent basis, was 4.44% for the six months ended June 30, 2023, compared to 3.85% for the six months ended June 30, 2022. During the six months ended June 30, 2023, average interest-earning assets increased $7.1 million, or 0.3% to $2.4 billion, primarily due to an increase in average loans of $77.7 million, or 4.0%, an increase in average other investments of $2.5 million, or 24.2%, partially offset by a decrease in average securities of $40.4 million, or 9.6%, and a decrease in average short-term investments, consisting of cash and cash equivalents, of $32.8 million, or 80.1%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 93 basis points from 0.22% for the six months ended June 30, 2022 to 1.15% for the six months ended June 30, 2023. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 44 basis points to 0.58% for the six months ended June 30, 2023, from 0.14% for the six months ended June 30, 2022. The average cost of time deposits increased 193 basis points from 0.34% for the six months ended June 30, 2022 to 2.27% for the six months ended June 30, 2023. The average cost of borrowings, including subordinated debt, increased 55 basis points from 4.31% for the six months ended June 30, 2022 to 4.86% for the six months ended June 30, 2023. Average demand deposits, an interest-free source of funds, decreased $19.2 million, or 3.0%, from $634.4 million, or 28.0% of total average deposits, for the six months ended June 30, 2022, to $615.2 million, or 28.3% of total average deposits, for the six months ended June 30, 2023.

Provision for (Reversal of) Credit Losses.

During the six months ended June, 30, 2023, the Company recorded a provision for credit losses of $32,000, under the CECL model, compared to a reversal for credit losses of $125,000, under the incurred loss model, during the six months ended June 30, 2022. The increase was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The Company recorded net charge-offs of $1.8 million for the six months ended June 30, 2023, as compared to net charge-offs of $102,000 for the six months ended June 30, 2022.

The charge-offs for the six months ended June 30, 2023 were related to one commercial loan relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. that was recently placed on nonaccrual status. The charge-off represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation There was no impact to earnings as a result of the charge-off.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the COVID-19 pandemic has a long-term adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-interest Income.

For the six months ended June 30, 2023, non-interest income decreased $518,000, or 10.2%, from $5.1 million during the six months ended June 30, 2022 to $4.6 million. During the six months ended June 30, 2023, the Company recorded a $1.1 million final termination expense related to the DB Plan termination. During the same period, service charges and fees decreased $92,000, or 2.0%, primarily due to changes in the Company’s overdraft program that were implemented in 2023 and income from BOLI increased $28,000, or 3.1%. Other income from loan-level swap fees on commercial loans decreased $25,000 for the six months ended June 30, 2023. The Company did not have any comparable loan-level swap fee income in 2023. During the six months ended June 30, 2023, the Company reported a gain of $352,000 on non-marketable equity investments, compared to a gain of $141,000 during the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company reported unrealized losses on marketable equity securities of $501,000 and also reported realized losses on the sale of securities of $4,000. The Company did not have comparable investment activity in 2023.

Non-interest Expense.

For the six months ended June 30, 2023, non-interest expense increased $558,000, or 1.9%, to $29.4 million, compared to $28.9 million for the six months ended June 30, 2022. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $45,000, or 0.3%, an increase in professional fees of $264,000, or 20.4%, an increase in FDIC insurance expense of $122,000, or 23.5%, an increase in other non-interest expense of $184,000, or 3.9%, and increase in data processing expense of $91,000, or 6.3%, and an increase in occupancy expense of $11,000, or 0.4%. These increases were partially offset by a decrease in advertising expense of $55,000, or 6.8%, and a decrease in furniture and equipment of $104,000, or 9.6%. During the six months ended June 30, 2023, other non-interest expense included $154,000 in expense related to the DB Plan termination.

For the six months ended June 30, 2023, the efficiency ratio was 73.8%, compared to 66.9% for the six months ended June 30, 2022. For the six months ended June 30, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 72.3%, compared to 66.4% for the six months ended June 30, 2022. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the six months ended June 30, 2023 was $2.4 million, representing an effective tax rate of 22.7%, compared to $3.6 million, representing an effective tax rate of 24.7%, for six months ended June 30, 2022, due to lower projected pre-tax income for the twelve months ended December 31, 2023.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)

Loans (no tax adjustment)	$22,450	$18,500	$43,779	$36,447
Tax-equivalent adjustment (1)	122	124	239	244
Loans (tax-equivalent basis)	$22,572	$18,624	$44,018	$36,691

Securities (no tax adjustment)	$2,094	$2,068	$4,243	$4,018
Tax-equivalent adjustment (1)	—	—	—	—
Securities (tax-equivalent basis)	$2,094	$2,068	$4,243	$4,018

Net interest income (no tax adjustment)	$16,846	$19,392	$35,350	$38,090
Tax-equivalent adjustment (1)	122	124	239	244
Net interest income (tax-equivalent basis)	$16,968	$19,516	$35,589	$38,334

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)

Loans (no tax adjustment)	4.49%	3.81%	4.41%	3.82%
Loans (tax-equivalent basis)	4.51%	3.83%	4.44%	3.85%
Securities (no tax adjustment)	2.24%	2.00%	2.26%	1.94%
Securities (tax-equivalent basis)	2.24%	2.00%	2.26%	1.94%

Interest rate spread (no tax adjustment)	2.27%	3.15%	2.50%	3.12%
Net interest margin (no tax adjustment)	2.81%	3.24%	2.97%	3.21%
Net interest margin (tax-equivalent)	2.83%	3.26%	2.99%	3.23%

Net interest income (no tax adjustment)	$16,846	$19,392	$35,350	$38,090
Less:
Purchase accounting adjustments	5	64	(57)	103
Prepayment penalties and fees	43	26	43	48
PPP Income	26	129	41	691
Adjusted net interest income (non-GAAP)	$16,772	$19,173	$35,323	$37,248

Average interest-earning assets	$2,405,077	$2,398,526	$2,399,323	$2,392,264
Average interest-earnings asset, excluding average PPP loans	$2,403,076	$2,395,463	$2,397,224	$2,383,226

Adjusted net interest margin, excluding purchase accounting adjustments, PPP Income, prepayment penalties and average PPP loans (non-GAAP)	2.80%	3.21%	2.97%	3.16%

Income Before Income Taxes (GAAP)	$3,467	$7,400	$10,442	$14,415

Provision (credit) for loan losses	420	300	32	(125)
PPP income	(26)	(129)	(41)	(691)
Loss on defined benefit plan termination	1,143	—	1,143	—
Income Before Taxes, Provision, PPP Income and Defined Benefit Plan Termination (non-GAAP)	$5,004	$7,571	$11,576	$13,599

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(In thousands)

Non-interest Expense (GAAP)	$14,551	$14,433	$29,447	$28,889

Net Interest Income (GAAP)	$16,846	$19,392	$35,350	$38,090

Non-interest Income (GAAP)	$1,592	$2,741	$4,571	$5,089
Non-GAAP adjustments:
Loss on securities, net	—	—	—	4
Unrealized loss on marketable equity securities	—	225	—	501
Loss on defined benefit plan termination	1,143	—	1,143	—
Gain on non-marketable equity investments	—	(141)	(352)	(141)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,735	$2,825	$5,362	$5,453
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$19,581	$22,217	$40,712	$43,543

Efficiency Ratio (GAAP)	78.92%	65.21%	73.76%	66.91%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	74.31%	64.96%	72.33%	66.35%

	June 30, 2023	June 30, 2022
	(In thousands)

Book Value per Share (GAAP)	$10.60	$9.58
Non-GAAP adjustments:
Goodwill	(0.57)	(0.55)
Core deposit intangible	(0.09)	(0.11)
Tangible Book Value per Share (non-GAAP)	$9.94	$8.92

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

Primary Sources of Liquidity

At June 30, 2023 and December 31, 2022, the Company’s outstanding borrowings with the FHLB were $31.2 million and $36.2 million, respectively. At June 30, 2023, the Company had $380.1 million in available borrowing capacity with the FHLB. The Company can increase its borrowing capacity with the FHLB by pledging additional investments or loans. At June 30, 2023, the Company had $90.0 million in outstanding borrowings under the FRB’s BTFP, with $27.4 million in additional borrowing capacity.

The Company also has a borrowing relationship with the FRB through its primary credit program offered through its Discount Window with a borrowing capacity up to $51.4 million. In addition, the Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. At June 30, 2023 and December 31, 2022, the Company did not have any outstanding balances under either of these lines. The Company has agreements with approved brokers-dealers to participate in the brokered deposit market to support liquidity. At June 30, 2023, the Company had $1.7 million in brokered deposits included within time deposits on the balance sheet. At December 31, 2022, the Company did not have any brokered deposits.

The Company also has available lines of credit of $15.0 million and $50.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2023 and December 31, 2022, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At June 30, 2023, the Company had approximately $136.1 million in loan commitments and letters of credit to borrowers and approximately $329.1 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At June 30, 2023, time deposit accounts scheduled to mature within one year totaled $517.2 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At June 30, 2023, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements in our 2022 Annual Report on Form 10-K for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of June 30, 2023 were estimated to be $9.5 million, with $5.0 million expected to be paid within one year and the remaining $4.5 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to sixteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $10.6 million as of June 30, 2023. Principal payments expected to be made on our lease liabilities during the twelve months ended June 30, 2024 were $1.5 million. The remaining lease liability payments totaled $9.1 million and are expected to be made after June 30, 2024.

In addition, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At June 30, 2023, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2023, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At June 30, 2023, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2023, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$283,047	14.16%	$159,946	8.00%	N/A	N/A
Bank	269,398	13.49	159,720	8.00	$199,650	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	243,296	12.17	119,960	6.00	N/A	N/A
Bank	249,340	12. 49	119,790	6.00	159,720	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	243,296	12.17	89,970	4.50	N/A	N/A
Bank	249,340	12.49	89,842	4.50	129,772	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	243,296	9.45	103,016	4.00	N/A	N/A
Bank	249,340	9.69	102,903	4.00	128,629	5.00
December 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$278,729	14.20%	$157,042	8.00%	N/A	N/A
Bank	264,795	13.50	156,904	8.00	$196,131	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	117,781	6.00	N/A	N/A
Bank	244,864	12.48	117,678	6.00	156,904	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	88,336	4.50	N/A	N/A
Bank	244,864	12.48	88,259	4.50	127,485	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	239,125	9.27	103,229	4.00	N/A	N/A
Bank	244,864	9.49	103,166	4.00	128,957	5.00

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all interest-earning assets and interest-bearing liabilities reflected on our consolidated balance sheet, as well as for derivative financial instruments. This sensitivity analysis is compared to ALCO policy limits, which specify a maximum tolerance level for net interest income exposure, assuming no balance sheet growth.

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

The table below shows our net interest income sensitivity analysis reflecting the following changes to net interest income for the first year of the simulation model. The analysis assumes no balance sheet growth, a parallel shift in interest rates, and all rate changes were "ramped" over the first 12-month period.

Estimated Change in Net
Interest Income
At
Changes in Interest Rates	June 30, 2023
1-12 Months
+200 basis points	-1.6%
-200 basis points	0.8%

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

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2022 Annual Report. There are no additional material changes in the risk factors relevant to our operations since December 31, 2022 and our update on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2021 Plan (1)(2)
April 1 - 30, 2023	—	—	—	931,344
May 1 - 31, 2023	82,795	6.26	80,595	850,749
June 1 - 30, 2023	44,149	6.09	44,149	806,600
Total	126,944	6.20	124,744	806,600

(1)	On July 26, 2022, the Board of Directors authorized an additional stock repurchase plan (the “2022 Plan”) under which the Company may purchase up to 1,100,000 shares of common stock, or 5%, of its outstanding common stock, as of the date the 2022 Plan was adopted.
(2)	Repurchase of 2,200 shares related to tax obligations for accelerated shares of restricted stock.

There were no sales by us of unregistered securities during the three months ended June 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 4, 2023.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer