Form 10-Q
period 2023-09-30
Western New England Bancorp, Inc.
filed 2023-11-03
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

At October 31, 2023 the registrant had 21,712,815 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;
●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;
●	the soundness of other financial services institutions which may adversely affect our credit risk;
●	certain of our intangible assets may become impaired in the future;
●	new lines of business or new products and services, which may subject us to additional risks;
●	changes in key management personnel which may adversely impact our operations;
●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and
●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$21,756	$25,577
Federal funds sold	9,056	1,652
Interest-bearing deposits and other short-term investments	31,455	3,113
Cash and cash equivalents	62,267	30,342

Available-for-sale securities, at fair value	130,709	146,997
Held-to-maturity securities, at amortized cost (Fair value of $176,861 and $190,950 at September 30, 2023 and December 31, 2022, respectively)	225,020	230,168
Marketable equity securities, at fair value	—	6,237
Federal Home Loan Bank of Boston stock and other restricted stock, at cost	3,063	3,352
Loans, net of allowance for credit losses of $19,978 at September 30, 2023 and $19,931 at December 31, 2022	1,994,842	1,971,469
Premises and equipment, net	24,766	24,953
Accrued interest receivable	8,281	8,140
Bank-owned life insurance	74,713	74,620
Deferred tax asset, net	16,206	15,027
Goodwill	12,487	12,487
Core deposit intangible	1,906	2,188
Other assets	30,745	27,170
TOTAL ASSETS	$2,585,005	$2,553,150

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$593,602	$645,529
Interest-bearing	1,582,701	1,583,914
Total deposits	2,176,303	2,229,443

Short-term borrowings	8,890	41,350
Long-term debt	121,178	1,178
Subordinated debt	19,702	19,673
Securities pending settlement	2,253	133
Other liabilities	25,765	33,230
TOTAL LIABILITIES	2,354,091	2,325,007

SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 21,927,242 shares issued and outstanding at September 30, 2023; 22,216,789 shares issued and outstanding at December 31, 2022	219	222
Additional paid-in capital	127,376	128,899
Unearned compensation – Employee Stock Ownership Plan	(2,522)	(2,906)
Unearned compensation - Equity Incentive Plan	(1,439)	(1,012)
Retained earnings	135,966	127,982
Accumulated other comprehensive loss	(28,686)	(25,042)
TOTAL SHAREHOLDERS’ EQUITY	230,914	228,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,585,005	$2,553,150

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
Interest and dividend income:
Residential and commercial real estate loans	$20,084	$16,942	$57,439	$48,388
Commercial and industrial loans	3,279	2,535	9,545	7,413
Consumer loans	88	66	246	189
Debt securities, taxable	2,031	2,039	6,151	5,992
Debt securities, tax-exempt	2	3	6	9
Marketable equity securities	—	62	119	121
Other investments	166	47	418	102
Short-term investments	251	60	424	129
Total interest and dividend income	25,901	21,754	74,348	62,343

Interest expense:
Deposits	7,704	1,164	17,876	3,146
Short-term borrowings	117	48	1,466	58
Long-term debt	1,444	—	2,513	—
Subordinated debt	253	254	760	761
Total interest expense	9,518	1,466	22,615	3,965
Net interest and dividend income	16,383	20,288	51,733	58,378

Provision for credit losses	354	675	386	550
Net interest and dividend income after provision for credit losses	16,029	19,613	51,347	57,828

Non-interest income:
Service charges and fees	2,145	2,223	6,573	6,743
Income from bank-owned life insurance	454	391	1,388	1,297
Loss on available-for-sale securities, net	—	—	—	(4)
Net unrealized loss on marketable equity securities	—	(235)	—	(736)
Loss on disposal of premises and equipment	(3)	—	(3)	—
Gain on sale of mortgages	—	—	—	2
Gain on non-marketable equity investments	238	211	590	352
Loss on defined benefit plan termination	—	—	(1,143)	—
Gain on bank-owned life insurance death benefit	778	—	778	—
Other income	—	—	—	25
Total non-interest income	3,612	2,590	8,183	7,679

Non-interest expense:
Salaries and employees benefits	7,955	8,025	24,475	24,500
Occupancy	1,159	1,226	3,710	3,766
Furniture and equipment	482	465	1,460	1,547
Data processing	824	707	2,369	2,161
Professional fees	643	803	2,203	2,099
FDIC insurance assessment	341	273	983	793
Advertising	362	419	1,118	1,230
Other expenses	2,352	2,425	7,247	7,136
Total non-interest expense	14,118	14,343	43,565	43,232
Income before income taxes	5,523	7,860	15,965	22,275
Income tax provision	1,033	1,861	3,408	5,422
Net income	$4,490	$5,999	$12,557	$16,853

Earnings per common share:
Basic earnings per share	$0.21	$0.28	$0.58	$0.77
Weighted average basic shares outstanding	21,560,940	21,757,027	21,631,067	21,947,989
Diluted earnings per share	$0.21	$0.28	$0.58	$0.77
Weighted average diluted shares outstanding	21,680,113	21,810,036	21,681,251	22,001,371
Dividends per share	$0.07	$0.06	$0.21	$0.18

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Net income	$4,490	$5,999	$12,557	$16,853

Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized holding losses	(7,314)	(9,500)	(6,329)	(29,188)
Reclassification adjustment for net losses realized in income (1)	—	—	—	4
Unrealized losses	(7,314)	(9,500)	(6,329)	(29,184)
Tax effect	1,852	2,437	1,605	7,471
Net-of-tax amount	(5,462)	(7,063)	(4,724)	(21,713)

Defined benefit pension plan:
Gain arising during the period	—	—	358	—
Reclassification adjustment:
Defined benefit plan termination loss realized in income (2)	—	—	1,143	—
Amortization of defined benefit plan actuarial loss (3)	—	158	—	475
Unrealized actuarial gain on defined benefit plan	—	158	1,501	475
Tax effect	—	(44)	(421)	(133)
Net-of-tax amount	—	114	1,080	342

Other comprehensive loss	(5,462)	(6,949)	(3,644)	(21,371)

Comprehensive income (loss)	$(972)	$(950)	$8,913	$(4,518)

(1)	Realized losses on available-for-sale securities are recognized as a component of non-interest income. The tax effects applicable to net realized losses were $1,000 for the nine months ended September 30, 2022.

(2)	Realized losses on defined benefit plan termination are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustment were $321,000 for the nine months ended September 30, 2023.

(3)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $44,000 for the three months ended September 30, 2022. Income tax effects associated with the reclassification adjustment were $133,000 for the nine months ended September 30, 2022.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Dollars in thousands, except share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Comprehensive income	—	—	—	—	—	5,304	1,941	7,245
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Common stock repurchased	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222
Comprehensive income (loss)	—	—	—	—	—	2,763	(123)	2,640
Common stock held by ESOP committed to be released (74,993 shares)	—	—	22	128	—	—	—	150
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Common stock repurchased	(126,944)	(1)	(785)	—	—	—	—	(786)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,528)	—	(1,528)
BALANCE AT JUNE 30, 2023	22,082,403	$221	$128,393	$(2,650)	$(1,739)	$132,997	$(23,224)	$233,998
Comprehensive income (loss)	—	—	—	—	—	4,490	(5,462)	(972)
Common stock held by ESOP committed to be released (74,993 shares)	—	—	(10)	128	—	—	—	118
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Common stock repurchased	(155,161)	(2)	(1,007)	—	—	—	—	(1,009)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,521)	—	(1,521)
BALANCE AT SEPTEMBER 30, 2023	21,927,242	$219	$127,376	$(2,522)	$(1,439)	$135,966	$(28,686)	$230,914

See accompanying notes to unaudited consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments. Refer to Note 5, “Loans and Allowance for Credit Losses” within the Notes to the Consolidated Financial Statements on Form 10-Q beginning with the quarter ended March 31, 2023.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,557	$16,853
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	386	550
Depreciation and amortization of premises and equipment	1,645	1,742
Amortization (accretion) of purchase accounting adjustments, net	88	(57)
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	962	1,199
Net amortization of deferred costs on mortgage loans	367	537
Net amortization of premiums on subordinated debt	29	30
Share-based compensation expense	1,129	804
ESOP expense	448	513
Principal balance of loans originated for sale	—	(277)
Principal balance of loans sold	—	277
Net change in unrealized loss on marketable equity securities	—	736
Net loss on available-for-sale securities	—	4
Loss on disposal of premises and equipment	3	—
Gain on bank-owned life insurance death benefit	(778)	—
Income from bank-owned life insurance	(1,388)	(1,297)
Net change in:
Accrued interest receivable	(141)	253
Other assets	(4,293)	(5,196)
Other liabilities	(5,385)	2,911
Net cash provided by operating activities	5,911	19,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(3,643)	(28,030)
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	10,692	15,540
Purchases of available-for-sale securities	—	(5,000)
Proceeds from redemptions and sales of available-for-sale securities	—	20
Proceeds from calls, maturities, and principal collections of available-for-sale securities	9,326	20,514
Proceeds from redemption and sales of marketable equity securities	6,237	—
Loan originations and principal payments, net	(24,190)	(143,593)
Redemption of Federal Home Loan Bank of Boston stock	289	360
Purchases of premises and equipment	(1,509)	(584)
Proceeds from sale of premises & equipment	18	—
Proceeds from payout on bank-owned life insurance	2,079	2,435
Net cash used in investing activities	(701)	(138,338)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(53,140)	30,881
Net change in short-term borrowings	(32,460)	21,500
Repayment of long-term debt	—	(1,472)
Proceeds from issuance of long-term debt	120,000	—
Cash dividends paid	(4,582)	(3,981)
Common stock repurchased	(3,103)	(5,537)
Issuance of common stock in connection with stock option exercise	—	740
Net cash provided by financing activities	26,715	42,131

NET CHANGE IN CASH AND CASH EQUIVALENTS:	31,925	(76,343)
Beginning of period	30,342	103,456
End of period	$62,267	$27,113

Supplemental cash flow information:
Interest paid	$20,671	$3,987
Taxes paid	3,717	5,568
Net change in cash due to broker	2,253	9

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2023

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2023, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations for the year ending December 31, 2023. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2023 and 2022, respectively.

Earnings per share for the three and nine months ended September 30, 2023 and 2022 have been computed based on the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands, except per share data)

Net income applicable to common stock	$4,490	$5,999	$12,557	$16,853

Average number of common shares issued	22,055	22,317	22,140	22,531
Less: Average unallocated ESOP Shares	(329)	(406)	(347)	(425)
Less: Average unvested performance-based equity incentive plan shares	(166)	(154)	(162)	(158)

Average number of common shares outstanding used to calculate basic earnings per common share	21,561	21,757	21,631	21,948

Effect of dilutive performance-based equity incentive plan	119	40	50	33
Effect of dilutive stock options	—	13	—	20

Average number of common shares outstanding used to calculate diluted earnings per common share	21,680	21,810	21,681	22,001

Basic earnings per share	$0.21	$0.28	$0.58	$0.77
Diluted earnings per share	$0.21	$0.28	$0.58	$0.77

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2023	December 31, 2022
	(In thousands)

Net unrealized losses on available-for-sale securities	$(38,488)	$(32,159)
Tax effect	9,802	8,197
Net-of-tax amount	(28,686)	(23,962)

Unrecognized actuarial loss on the defined benefit plan	—	(1,501)
Tax effect	—	421
Net-of-tax amount	—	(1,080)

Accumulated other comprehensive loss	$(28,686)	$(25,042)

4.	INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,921	$—	$(3,758)	$11,163
State and municipal bonds	135	—	(2)	133
Corporate bonds	8,001	—	(1,160)	6,841
Total debt securities	23,057	—	(4,920)	18,137

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	139,358	—	(31,959)	107,399
U.S. government guaranteed mortgage-backed securities	6,782	—	(1,609)	5,173
Total mortgage-backed securities	146,140	—	(33,568)	112,572

Total available-for-sale	169,197	—	(38,488)	130,709

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,993	—	(757)	9,236
Total debt securities	9,993	—	(757)	9,236

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	215,027	—	(47,402)	167,625
Total mortgage-backed securities	215,027	—	(47,402)	167,625

Total held-to-maturity	225,020	—	(48,159)	176,861

Total	$394,217	$—	$(86,647)	$307,570

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,913	$—	$(3,345)	$11,568
State and municipal bonds	270	—	—	270
Corporate bonds	8,012	—	(519)	7,493
Total debt securities	23,195	—	(3,864)	19,331

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	148,544	—	(26,826)	121,718
U.S. government guaranteed mortgage-backed securities	7,417	—	(1,469)	5,948
Total mortgage-backed securities	155,961	—	(28,295)	127,666

Total available-for-sale	179,156	—	(32,159)	146,997

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,987	—	(825)	9,162
Total debt securities	9,987	—	(825)	9,162

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	220,181	67	(38,460)	181,788
Total mortgage-backed securities	220,181	67	(38,460)	181,788

Total held-to-maturity	230,168	67	(39,285)	190,950

Total	$409,324	$67	$(71,444)	$337,947

The following table presents the unrealized losses recognized on marketable equity securities for the periods indicated:

	Nine Months Ended September 30
	2023	2022
	(In thousands)

Net losses recognized during the period on marketable equity securities	$—	$(736)
Unrealized losses recognized during the period on marketable equity securities still held at end of period	$—	$(736)

During the second quarter of 2023, the remaining balance of $6.3 million in marketable equity securities was redeemed. As the marketable equity securities portfolio was marked to market through income monthly, the fund liquidation resulted in no gain or loss to the income statement. At September 30, 2023, the Company did not hold any marketable equity investments.

At September 30, 2023, U.S. Treasury securities with a fair value of $9.2 million, government-sponsored enterprise obligations with a fair value of $7.3 million and mortgage-backed securities with a fair value of $168.0 million were pledged to secure public deposits, the Bank Term Funding Program (“BTFP”) and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities at September 30, 2023, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$3,136	$3,098	$—	$—
Due after one year through five years	—	—	9,993	9,236
Due after five years through ten years	19,921	15,039	—	—
Due after ten years	—	—	—	—
Total debt securities	23,057	18,137	9,993	9,236

Mortgage-backed securities:
Due after one year through five years	475	445	—	—
Due after five years through ten years	1,505	1,347	—	—
Due after ten years	144,160	110,780	215,027	167,625
Total mortgage-backed securities	146,140	112,572	215,027	167,625

Total securities	$169,197	$130,709	$225,020	$176,861

Gross realized gains and losses on sales of available-for-sale investment securities for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)

Gross losses realized	—	—	—	(4)
Net loss realized	$—	$—	$—	$(4)

Proceeds from the redemption of available-for-sale investment securities totaled $20,000 for the nine months ended September 30, 2022. There were no sales or redemption of available-for-sale investment securities for the nine months ended September 30, 2023.

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

Allowance for Credit Losses – Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities based upon the gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Available-for-sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on available-for-sale securities guaranteed by government agencies totaled $329,000 at September 30, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on available-for-sale debt securities not guaranteed by government agencies totaled $77,000 at September 30, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on available-for-sale debt securities during the three and nine months ended September 30, 2023.

Allowance for Credit Losses – Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $469,000 at September 30, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on held-to-maturity securities during the three and nine months ended September 30, 2023.

At September 30, 2023 and December 31, 2022, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. There was no credit loss during the three and nine months ended September 30, 2023 or the year ended December 31, 2022. At September 30, 2023 and December 31, 2022, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

Information pertaining to investment securities with gross unrealized losses as of September 30, 2023 for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2022, for which the Company did not deem to be impaired under its prior methodology, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$107,399	$31,959	22.9%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,173	1,609	23.7
Government-sponsored enterprise obligations	—	—	—	—	3	11,163	3,758	25.2
Corporate bonds	—	—	—	—	3	6,841	1,160	14.5
State and municipal bonds	1	133	2	1.5	—	—	—	—
Total available-for-sale	1	133	2		85	130,576	38,486

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,236	757	7.6%
Government-sponsored mortgage-backed securities	5	11,567	432	3.6	36	156,058	46,970	23.1
Total held-to-maturity	5	11,567	432		38	165,294	47,727

Total	6	$11,700	$434		123	$295,870	$86,213

	December 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	10	$9,133	$776	7.8%	60	$112,586	$26,050	18.8%
U.S. government guaranteed mortgage-backed securities	1	113	20	15.0	8	5,835	1,449	19.9
Government-sponsored enterprise obligations	—	—	—	—	3	11,568	3,345	22.4
Corporate bonds	3	7,493	519	6.5	—	—	—	—
Total available-for-sale	14	16,739	1,315		71	129,989	30,844

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,162	825	8.3%
Government-sponsored mortgage-backed securities	6	18,911	2,116	10.1	31	157,947	36,344	18.7
Total held-to-maturity	6	18,911	2,116		33	167,109	37,169

Total	20	$35,650	$3,431		104	$297,098	$68,013

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans as of the dates indicated were as follows:

	September 30,	December 31,
	2023	2022
	(In thousands)
Commercial real estate	$1,080,361	$1,069,323

Residential real estate:
Residential one-to-four family	606,221	589,503
Home equity	107,561	105,557
Total residential real estate	713,782	695,060

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	1,415	2,274
Commercial and industrial	211,162	217,574
Total commercial and industrial	212,577	219,848

Consumer	5,768	5,045
Total gross loans	2,012,488	1,989,276
Unamortized PPP loan fees	(70)	(109)
Unearned premiums and deferred loan fees and costs, net	2,402	2,233
Total loans, net	2,014,820	1,991,400
Allowance for credit losses(1)	(19,978)	(19,931)
Net loans	$1,994,842	$1,971,469

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, beginning at January 1, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2023 and December 31, 2022, the Company was servicing commercial loans participated out to various other institutions totaling $65.6 million and $70.5 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2023, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (100 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.75 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the nine months ended September 30, 2022, the Company sold $277,000 in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the nine months ended September 30, 2023.

At September 30, 2023 and December 31, 2022, the Company was servicing residential mortgage loans owned by investors totaling $74.4 million and $79.3 million, respectively. Servicing fee income of $144,000 and $158,000 was recorded for the nine months ended September 30, 2023 and 2022, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(In thousands)

Balance at the beginning of period:	$480	$550
Amortization	(35)	(105)
Balance at the end of period	$445	$445
Fair value at the end of period	$745	$745

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.3 million at September 30, 2023 and is excluded from the estimate of credit losses.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available.

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

An analysis of changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2023 and the allowance for credit losses for the three and nine months ended September 30, 2022 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at June, 2023(2)	$15,752	$2,356	$1,487	$52	$—	$19,647
Provision (reversal) for credit losses	(188)	31	551	15	—	409
Charge-offs	—	—	(147)	(46)	—	(193)
Recoveries	9	2	77	27	—	115
Balance at September 30, 2023(2)	$15,573	$2,389	$1,968	$48	$—	$19,978

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect of change in accounting principle(1)	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted Beginning Balance	$16,188	$1,794	$3,085	46	—	$21,113
Provision (reversal) for credit losses	(211)	570	348	61	—	768
Charge-offs	(414)	—	(1,561)	(116)	—	(2,091)
Recoveries	10	25	96	57	—	188
Balance at September 30, 2023(2)	$15,573	$2,389	$1,968	$48	$—	$19,978

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at June 30, 2023	$395	$163	$33	$—	$—	$591
(Reversal of) provision for credit losses	(79)	4	20	—	—	(55)
Balance at September 30, 2023	$316	$167	$53	$—	$—	$536

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(295)	(100)	13	—	—	(382)
Balance at September 30, 2023	$316	$167	$53	$—	$—	$536

(1)	Represents the net adjustment needed to reflect the cumulative day one impact pursuant to the Company’s adoption of ASU 2016-13 (i.e., cumulative effect adjustment related to the adoption of ASU 2016-13 as of January 1, 2023). The adjustment represents a $931,000 decrease to the allowance for loans attributable to the change in accounting methodology for estimating the allowance for credit losses resulting from the Company’s adoption of the standard. The adjustment also includes the adjustment needed to reflect the day one reclassification of the Company’s PCI loan balances to PCD loan balances and the associated gross-up of $2,113,000, pursuant to the Company’s adoption of ASU 2016-13.
(2)	The balance of $7.3 million and $6.8 million in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at September 30, 2023 and June 30, 2023, respectively.

The $354,000 provision for credit losses during the three months ended September 30, 2023 was comprised of a $409,000 provision for loan losses, which was partially offset by a $55,000 reversal of credit losses for unfunded commitments. The provision expense during the three months ended September 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $55,000 reversal of credit losses for unfunded commitments for the three months ended September 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $6.7 million, or 3.7%, for the three months ended September 30, 2023. The $386,000 provision for credit losses during the nine months ended September 30, 2023 was comprised of a $768,000 provision for loan losses, which was partially offset by a $382,000 reversal of credit losses for unfunded commitments. The provision expense during the nine months ended September 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $382,000 reversal of credit losses for unfunded commitments for the nine months ended September 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $36.2 million for the nine months ended September 30, 2023.

The following tables presents information pertaining to the allowance for credit losses by segment Pre-ASC 326 CECL adoption for the date indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at June 30, 2022	$12,483	$4,164	$2,686	$210	$17	$19,560
Provision (credit)	68	86	481	53	(13)	675
Charge-offs	—	—	—	(59)	—	(59)
Recoveries	—	—	14	18	—	32
Balance at September 30, 2022	$12,551	$4,250	$3,181	$222	$4	$20,208

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(382)	282	538	121	(9)	550
Charge-offs	(37)	(27)	(22)	(145)	—	(231)
Recoveries	—	31	22	49	—	102
Balance at September 30, 2022	$12,551	$4,250	$3,181	$222	$4	$20,208

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,199	4,312	3,160	245	15	19,931
Total allowance for credit losses	$12,199	$4,312	$3,160	$245	$15	$19,931

Impaired loans	$9,178	$3,623	$407	$—	$—	$13,208
Non-impaired loans	1,056,886	689,776	219,163	5,045	—	1,970,870
Impaired loans acquired with deteriorated credit quality	3,259	1,661	278	—	—	5,198
Total loans	$1,069,323	$695,060	$219,848	$5,045	$—	$1,989,276

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
September 30, 2023
Commercial real estate	$940	$92	$595	$1,627	$1,078,734	$1,080,361	$1,662

Residential real estate:
Residential one-to-four family	2,539	266	683	3,488	602,733	606,221	4,030
Home equity	83	100	13	196	107,365	107,561	130
Total:	2,622	366	696	3,684	710,098	713,782	4,160

Commercial and industrial	75	—	236	311	212,266	212,577	459
Consumer	2	—	—	2	5,766	5,768	9
Total loans	$3,639	$458	$1,527	$5,624	$2,006,864	$2,012,488	$6,290

December 31, 2022
Commercial real estate	$—	$211	$1,404	$1,615	$1,067,708	$1,069,323	$1,933

Residential real estate:
Residential one-to-four family	1,768	100	414	2,282	587,221	589,503	3,290
Home equity	209	97	51	357	105,200	105,557	181
Total:	1,977	197	465	2,639	692,421	695,060	3,471

Commercial and industrial	170	10	22	202	219,646	219,848	290
Consumer	13	—	—	13	5,032	5,045	—
Total loans	$2,160	$418	$1,891	$4,469	$1,984,807	$1,989,276	$5,694

At September 30, 2023 and December 31, 2022, total past due loans totaled $5.6 million, or 0.28% of total loans, and $4.5 million, or 0.22% of total loans, respectively.

Nonaccrual Loans.

Accrual of interest on loans is generally discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management's judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonaccrual loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.

The following table presents information regarding nonaccrual loans as of the date indicated:

	As of September 30, 2023(1)				For the Nine Months Ended September 30, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Amortized Cost of Loans Greater than 90 Days Past Due and Still Accruing	Accrued Interest Receivable Reversed from Income
	(In thousands)

Commercial real estate	$—	$1,662	$1,662	$—	$85
Residential real estate:
Residential	—	4,030	4,030	—	131
Home equity	—	130	130	—	9
Commercial and industrial	—	459	459	—	131
Consumer	—	9	9	—	—
Total loans	$—	$6,290	$6,290	$—	$356

(1)	The Company adopted ASU 2016-13 as of January 1, 2023.

At September 30, 2023 and December 31, 2022, nonaccrual loans totaled $6.3 million, or 0.31% of total loans, and $5.7 million, or 0.29%, of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the nine months ended September 30, 2023 and for the year ended December 31, 2022. At September 30, 2023 and December 31, 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status.

Individually Evaluated Loans.

In connection with the adoption of ASU-2106-13, the Company no longer provides information on impaired loans. A loan is considered individually evaluated when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. At September 30, 2023, the Company had $14.5 million in individually evaluated commercial loans, collateralized by business assets, and $17.3 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated loans by class as of September 30, 2023:

	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$11,256	$—
Residential real estate:
Residential one-to-four family	5,936	—
Home equity	143	—
Commercial and industrial	13,989	—
Consumer	9	—
Loans with no related allowance recorded	$31,333	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$31,850	$179

Pre-ASC 326 CECL adoption impaired loan information as of December 31, 2022 is as follows:

				Nine Months Ended
	At December 31, 2022			September 30, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
Impaired Loans (1)
Commercial real estate	$12,437	$13,795	$—	$13,648	$217
Residential real estate:
Residential one-to-four family	5,088	5,823	—	4,716	45
Home equity	196	214	—	162	1
Commercial and industrial	685	3,095	—	936	56
Consumer	—	—	—	3	—
Total impaired loans	$18,406	$22,927	$—	$19,465	$319

(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

Modified Loans.

Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination.

There were no loan modifications during the nine months ended September 30, 2023 and for the year ended December 31, 2022. During the nine months ended September 30, 2023 and 2022, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the nine months ended September 30, 2023 or 2022.

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

The following table details the amortized cost balances of the Company’s loan portfolio presented by risk rating and origination year as of the periods presented. In addition, payment activity has been included as an additional credit quality indicator:

	Term Loan Origination by Year						Revolving Loans
	September 30, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$34,695	$176,724	$230,571	$115,495	$90,600	$330,324	$75,495	$6,005	$1,059,909
Special Mention (Rated 5)	—	—	—	184	2,483	5,994	164	—	8,825
Substandard (Rated 6)	—	—	—	8,142	—	3,485	—	—	11,627
Total commercial real estate loans	$34,695	$176,724	$230,571	$123,821	$93,083	$339,803	$75,659	$6,005	$1,080,361

Current period gross charge-offs	$—	$—	$—	$—	$—	$414	$—	$—	$414

Payment Performance:
Performing	$34,695	$176,724	$230,571	$123,821	$93,083	$338,141	$75,659	$6,005	$1,078,699
Nonperforming	—	—	—	—	—	1,662	—	—	1,662

Residential One-to-Four Family:
Pass	$42,352	$87,316	$96,136	$128,473	$55,057	$181,613	$10,301	$—	$601,248
Substandard	—	447	—	336	—	4,190	—	—	4,973
Total residential one-to-four family	$42,352	$87,763	$96,136	$128,809	$55,057	$185,803	$10,301	$—	$606,221

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$42,352	$87,316	$96,136	$128,473	$55,057	$182,556	$10,301	$—	$602,191
Nonperforming	—	447	—	336	—	3,247	—	—	4,030

Home Equity:
Pass	$7,507	$11,362	$7,085	$7,312	$5,614	$7,722	$58,342	$2,487	$107,431
Substandard	—	—	—	—	—	—	92	38	130
Total home equity loans	$7,507	$11,362	$7,085	$7,312	$5,614	$7,722	$58,434	$2,525	$107,561

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$7,507	$11,362	$7,085	$7,312	$5,614	$7,722	$58,342	$2,487	$107,431
Nonperforming	—	—	—	—	—	—	92	38	130

	Term Loans Originated by Year						Revolving Loans
	September 30, 2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$20,989	$37,264	$25,984	$21,718	$20,586	$9,985	$55,938	$71	$192,535
Special Mention (Rated 5)	—	111	157	—	19	605	2,268	—	3,160
Substandard (Rated 6)	—	—	1,506	8,581	4	19	6,772	—	16,882
Total commercial and industrial loans	$20,989	$37,375	$27,647	$30,299	$20,609	$10,609	$64,978	$71	$212,577

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$20,989	$37,375	$27,647	$30,299	$20,609	$10,601	$64,527	$71	$212,118
Nonperforming	—	—	—	—	—	8	451	—	459

Consumer:
Pass	$2,097	$1,633	$596	$322	$101	$209	$784	$—	$5,742
Substandard	—	—	—	—	—	26	—	—	26
Total consumer loans	$2,097	$1,633	$596	$322	$101	$235	$784	$—	$5,768

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$113	$116

Payment Performance:
Performing	$2,097	$1,633	$596	$322	$101	$227	$783	$—	$5,759
Nonperforming	—	—	—	—	—	8	1	—	9

The following table presents our loans by risk rating as of December 31, 2022 Pre-ASC 326 CECL adoption:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2022
Pass (Rated 1 - 4)	$1,036,337	$585,292	$105,248	$193,415	$5,027	$1,925,319
Special Mention (Rated 5)	16,035	—	—	5,623	—	21,658
Substandard (Rated 6)	16,951	4,211	309	20,810	18	42,299
Total	$1,069,323	$589,503	$105,557	$219,848	$5,045	$1,989,276

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill

At September 30, 2023 and December 31, 2022, the Company’s goodwill balance of $12.5 million was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. There was no goodwill impairment recorded during the three months ended September 30, 2023 or the year ended December 31, 2022. Annually, or more frequently if events or changes in circumstances warrant such evaluation, the Company evaluates its goodwill for impairment.

Core Deposit Intangible

In connection with the acquisition of Chicopee Bancorp, Inc., the Bank recorded a core deposit intangible of $4.5 million which is amortized over twelve years using the straight-line method. Amortization expense was $282,000 for the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023, future amortization of the core deposit intangible totaled $375,000 for each of the next five years and $31,000 thereafter.

7.	SHARE-BASED COMPENSATION

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 Incentive Plan”). Under the 2014 Incentive Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that are not issued because vesting requirements are not met were available for future issuance under the 2014 Incentive Plan.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the 2014 Incentive Plan, whereby shares will be granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

In February 2020, 120,053 shares were granted under the 2020 Long-Term Incentive Plan (the “2020 Incentive Plan”). Of the 120,053 shares, 69,898 shares were time-based, with 19,760 vesting in one year and 50,138 vesting ratably over a three-year period. The remaining 50,155 shares granted are performance-based and are subject to the achievement of the 2020 Incentive Plan performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2020 Incentive Plan grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2020 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2020	5.00%	5.48%	6.00%
December 31, 2021	5.62%	6.24%	6.86%
December 31, 2022	6.29%	6.99%	7.69%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.50	$1.65	$1.80

Eligible participants will be able to earn between 50% (“threshold” performance), 100% (“target” performance) and 150% (“stretch” performance). As of December 31, 2022, the three-year performance period for the 2020 Incentive Plan grants ended. The 2020 Incentive Plan included a “catch-up” provision allowing for any unearned performance-based shares from the 2020 and 2021 performance periods to be earned at the end of the three-year period based on the final year performance. Of the original 50,155 performance-based shares granted in 2020 based on achieving target, 59,268 performance-based shares were eligible for vesting during the first quarter of 2023 based on achieving stretch.

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

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a stock-based compensation plan (the “2021 Incentive Plan”). Under the 2021 Incentive Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of the Company. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 Incentive Plan.

In May 2021, 122,362 shares were granted under the 2021 Long-Term Incentive Plan (the “2021 Incentive Plan”). Of the 122,362 shares, 61,181 shares were time-based, vesting ratably over a three-year period. The remaining 61,181 shares granted are performance-based and are subject to the achievement of the 2021 Incentive Plan performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2021 Incentive Plan grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2021 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$1.58	$1.97	$2.36

In March 2022, 137,151 shares were granted under the 2022 Long-Term Incentive Plan (the “2022 Incentive Plan”). Of the 137,151 shares, 77,463 shares were time-based, with 17,775 vesting in one year and 59,688 vesting ratably over a three-year period. The remaining 59,688 shares granted are performance-based and are subject to the achievement of the 2022 Incentive Plan performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2022 Incentive Plan grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2022 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.35	$2.61	$2.85

In March 2023, 139,196 shares were granted under the 2023 Long-Term Incentive Plan (the “2023 Incentive Plan”). Of the 139,196 shares, 78,697 shares were time-based, with 18,198 vesting in one year and 60,499 vesting ratably over a three-year period. The remaining 60,499 shares granted are performance-based and are subject to the achievement of the 2023 Incentive Plan performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2023 Incentive Plan grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2023 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2023	8.00%	8.45%	8.85%
December 31, 2024	8.75%	9.25%	9.75%
December 31, 2025	9.00%	9.50%	10.00%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.39	$2.65	$2.89

At September 30, 2023, there were 304,033 remaining shares available to grant under the 2021 Incentive Plan.

A summary of the status of restricted stock awards at September 30, 2023 and September 30, 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(66,817)	9.07
Balance at September 30, 2023	298,232	9.30

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2021	213,381	8.91
Shares granted	144,440	9.14
Shares forfeited	(24,440)	8.73
Shares vested	(60,009)	9.77
Balance at September 30, 2022	273,372	8.86

We recorded total expense for restricted stock awards of $1.1 million and $804,000 for the nine months ended September 30, 2023 and 2022, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $8.9 million with a weighted average rate of 5.33% at September 30, 2023, compared to $6.4 million with a weighted average rate of 4.33% at December 31, 2022. Short-term borrowings issued by the FHLB were $35.0 million with a weighted average rate of 4.38% at December 31, 2022. There were no short-term borrowings issued by the FHLB outstanding at September 30, 2023.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At September 30, 2023, the Bank had $542.0 million in additional borrowing capacity from the FHLB.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. The Company has an available line of credit of $48.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of September 30, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of September 30, 2023 and December 31, 2022, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. On March 12, 2023, the FRB made available the BTFP, which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During the nine months ended September 30, 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee.

At September 30, 2023, long-term debt consisted of $31.2 million in outstanding advances with the FHLB with a weighted average fixed rate of 4.72% and $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%, compared to $1.2 million in long-term debt with the FHLB at December 31, 2022. There were no advances outstanding with the FRB under the BTFP at December 31, 2022. At September 30, 2023, the Company had $25.3 million in available borrowing capacity under the BTFP.

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

The Notes are presented net of issuance costs of $298,000 as of September 30, 2023, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $29,000 and $30,000 for the nine months ended September 30, 2023 and 2022, respectively.

10. PENSION BENEFITS

The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) on October 31, 2022, subject to pending regulatory approval. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, during the three months ended December 31, 2022, the Company recorded a gain on curtailment of $2.8 million through non-interest income. On April 11, 2023, the Company made an additional cash contribution of $1.3 million in order to fully fund the DB Plan on a plan termination basis, and on April 14, 2023, for those participants who did not opt for a one-time lump sum payment, the Company funded $6.3 million to purchase a group annuity contract to transfer its remaining liabilities under the DB Plan. On June 30, 2023, the Company recognized the final settlement expense of $1.1 million related to the DB Plan termination, which was recorded through non-interest income.

The following table provides information regarding net pension benefit costs for the periods shown:

	Three Months Ended		Nine Months Ended,
	September 30,		September 30,
	2023	2022	2023	2022
	(In thousands)
Service cost	$—	$334	$—	$1,002
Interest cost	—	312	487	937
Expected return on assets	—	(426)	(333)	(1,279)
Amortization of actuarial loss	—	158	—	475
Net periodic pension cost	$—	$378	$154	$1,135

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

Fair Value Hedges of Interest Rate Risk.

The Company is exposed to changes in the fair value of certain pools of fixed-rate assets due to changes in benchmark interest rates. The Company uses interest rate swaps to manage its exposure to changes in fair value on these instruments attributable to changes in the designated benchmark interest rate. The Company's interest rate swaps designated as fair value hedges involve the payment of fixed-rate amounts to a counterparty in exchange for the Company receiving variable-rate payments over the life of the agreements without the exchange of the underlying notional amount.

For derivatives designated and that qualify as fair value hedges, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in interest income.

As of September 30, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At September 30, 2023	At December 31, 2022	At September 30, 2023	At December 31, 2022
	(In thousands)
Loans	$198,237	$—	$(1,763)	$—
Total	$198,237	$—	$(1,763)	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $473.1 million; the cumulative basis adjustments associated with these hedging relationships was approximately $1.8 million; and the notional amount of the designated hedged items were approximately $200.0 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At September 30, 2023, the Company’s fair value hedges had a remaining maturity of 1.1 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2023 and December 31, 2022.

September 30, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$1,799		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		7,087
Interest rate swap – with dealer counterparties		7,087		—
Total derivatives	Other Assets	$8,886	Other Liabilities	$7,087

December 31, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		$6,343
Interest rate swap – with dealer counterparties		6,343		—
Total derivatives not designated as hedging instruments	Other Assets	$6,343	Other Liabilities	$6,343

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income as of September 30, 2023 and September 30, 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(In thousands)
	Interest Income	Interest Income	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$406	$—	$627	$—

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(104)	—	$(1,763)	—
Derivatives designated as hedging instruments	510	—	2,390	—

There were no gains or losses recognized in accumulated other comprehensive income during the nine months ended September 30, 2023 or 2022.

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

At September 30, 2023, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of September 30, 2023, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$130,709	$—	$130,709
Interest rate swaps	—	8,886	—	8,886
Total assets	$—	$139,595	$—	$139,595

Liabilities:
Interest rate swaps	$—	$7,087	$—	$7,087

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,997	$—	$146,997
Marketable equity securities	6,237	—	—	6,237
Interest rate swaps	—	6,343	—	6,343
Total assets	$6,237	$153,340	$—	$159,577

Liabilities:
Interest rate swaps	$—	$6,343	$—	$6,343

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at September 30, 2023 and December 31, 2022.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets.

The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of September 30, 2023 and December 31, 2022:

Nine Months Ended
	At September 30, 2023			September 30, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Collateral Dependent Loans	$—	$—	$239	$1,828

Nine Months Ended
	At December 31, 2022			September 30, 2022
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired Loans	$—	$—	$877	$—

The amount of collateral dependent loans represents the carrying value, net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for credit losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$62,267	$62,267	$—	$—	$62,267
Securities held-to-maturity	225,020	9,236	167,625	—	176,861
Securities available-for-sale	130,709	—	130,709	—	130,709
Federal Home Loan Bank of Boston and other restricted stock	3,063	—	—	3,063	3,063
Loans - net	1,994,842	—	—	1,827,262	1,827,262
Accrued interest receivable	8,281	—	—	8,281	8,281
Mortgage servicing rights	445	—	745	—	745
Derivative asset	8,886	—	8,886	—	8,886

Liabilities:
Deposits	2,176,303	—	—	2,171,517	2,171,517
Short-term borrowings	8,890	—	8,890	—	8,890
Long-term debt	121,178	—	120,591	—	120,591
Subordinated debt	19,702	—	17,200	—	17,200
Accrued interest payable	2,130	—	—	2,130	2,130
Derivative liabilities	7,087	—	7,087	—	7,087

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$30,342	$30,342	$—	$—	$30,342
Securities held-to-maturity	230,168	9,162	181,788	—	190,950
Securities available-for-sale	146,997	—	146,997	—	146,997
Marketable equity securities	6,237	6,237	—	—	6,237
Federal Home Loan Bank of Boston and other restricted stock	3,352	—	—	3,352	3,352
Loans - net	1,971,469	—	—	1,856,087	1,856,087
Accrued interest receivable	8,140	—	—	8,140	8,140
Mortgage servicing rights	550	—	794	—	794
Derivative asset	6,343	—	6,343	—	6,343

Liabilities:
Deposits	2,229,443	—	—	2,220,405	2,220,405
Short-term borrowings	41,350	—	41,350	—	41,350
Long-term debt	1,178	—	1,094	—	1,094
Subordinated debt	19,673	—	18,132	—	18,132
Accrued interest payable	186	—	—	186	186
Derivative liabilities	6,343	—	6,343	—	6,343

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share (non-GAAP), continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value (tangible book value per share is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements); and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and nine months ended September 30, 2023 in the context of this strategy.

●	Net income was $4.5 million, or $0.21 per diluted share, for the three months ended September 30, 2023, compared to net income of $6.0 million, or $0.28 per diluted share, for the three months ended September 30, 2022. For the nine months ended September 30, 2023, net income was $12.6 million, or $0.58 per diluted share, compared to $16.9 million, or $0.77 per diluted share, for the nine months ended September 30, 2022.

●	Net interest income decreased $3.9 million, or 19.2%, to $16.4 million, for the three months ended September 30, 2023, from $20.3 million for the three months ended September 30, 2022. The decrease in net interest income was due to an increase in interest expense of $8.1 million, partially offset by an increase in interest and dividend income of $4.1 million, or 19.1%. During the nine months ended September 30, 2023, net interest income decreased $6.7 million, or 11.4%, to $51.7 million, compared to $58.4 million for the nine months ended September 30, 2022. The decrease in net interest income was due to an increase in interest expense of $18.7 million, partially offset by an increase in interest and dividend income of $12.0 million, or 19.3%.

●	During the three months ended September 30, 2023, the Company recorded a provision for credit losses of $354,000 under the Current Expected Credit Losses (“CECL”) model, compared to $675,000 during the three months ended September 30, 2022, under the incurred loss model. For the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $386,000, under the CECL model, compared to $550,000, under the incurred loss model, during the nine months ended September 30, 2022. The decrease was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The Company recorded net charge-offs of $1.9 million for the nine months ended September 30, 2023, as compared to net charge-offs of $129,000 for the nine months ended September 30, 2022. The charge-offs for the nine months ended September 30, 2023 were primarily related to one commercial loan relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. that was placed on nonaccrual status. The charge-off represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation. There was no impact to earnings as a result of the charge-off.

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

There have been no additional material changes to our critical accounting policies during the nine months ended September 30, 2023. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2022 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

At September 30, 2023, total assets were $2.6 billion and increased $31.8 million, or 1.3%, from December 31, 2022. The increase in total assets was primarily related to an increase in total loans of $23.4 million, or 1.2%, an increase in cash and cash equivalents of $31.9 million, or 105.2%, to $62.3 million, partially offset by a decrease in investment securities of $27.7 million, or 7.2%, to $355.7 million.

At September 30, 2023, the available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities portfolio represented 13.8% of total assets compared to 14.8% at December 31, 2022. At September 30, 2023, the Company’s AFS securities portfolio, recorded at fair market value, decreased $16.3 million, or 11.1%, from $147.0 million at December 31, 2022 to $130.7 million. The HTM securities portfolio, recorded at amortized cost, decreased $5.2 million, or 2.2%, from $230.2 million at December 31, 2022 to $225.0 million at September 30, 2023. The marketable equity securities portfolio decreased $6.2 million, or 100.0%, from $6.2 million at December 31, 2022 due to the redemption of marketable equity securities during the nine months ended September 30, 2023. The decrease in the AFS and HTM securities portfolios was primarily due to amortization and payoffs recorded during the nine months ended September 30, 2023.

At September 30, 2023, the Company reported unrealized losses on the AFS securities portfolio of $38.5 million, or 22.7% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $32.2 million, or 18.0% of the amortized cost basis of the AFS securities at December 31, 2022. At September 30, 2023, the Company reported unrealized losses on the HTM securities portfolio of $48.2 million, or 21.4%, of the amortized cost basis of the HTM securities portfolio, compared to $39.2 million, or 17.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2022.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $6.8 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At September 30, 2023 and December 31, 2022, the Company did not record any impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

At September 30, 2023, total loans increased $23.4 million, or 1.2%, to $2.0 billion from December 31, 2022. Residential real estate loans, including home equity loans, increased $18.7 million, or 2.7%, commercial real estate loans increased $11.0 million, or 1.0%, and commercial and industrial loans decreased $7.3 million, or 3.3%. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $356,000 and $147,000 for the nine months ended September 30, 2023 and 2022, respectively.

Total delinquency was 0.28% of total loans at September 30, 2023, compared to 0.22% of total loans at December 31, 2022. At September 30, 2023, nonperforming loans totaled $6.3 million, or 0.31% of total loans, compared to $5.7 million, or 0.29% of total loans, at December 31, 2022. At September 30, 2023, there were no loans 90 or more days past due and still accruing interest. Nonperforming assets to total assets was 0.24% at September 30, 2023 and 0.22% at December 31, 2022. At September 30, 2023 and at December 31, 2022, the Company did not have any other real estate owned. The allowance for credit losses as a percentage of total loans was 0.99% at September 30, 2023, compared to 1.00% at December 31, 2022. At September 30, 2023, the allowance for credit losses as a percentage of nonperforming loans was 317.6%, compared to 350.0% at December 31, 2022. Total classified loans, defined as special mention and substandard loans, decreased $18.4 million, or 28.7%, from $64.0 million, or 3.2% of total loans, at December 31, 2022 to $45.6 million, or 2.3%, of total loans at September 30, 2023. Management continues to remain attentive to any signs of deterioration in borrowers’ financial conditions and is proactive in taking the appropriate steps to mitigate risk. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits decreased $53.1 million, or 2.4%, from December 31, 2022, to $2.2 billion at September 30, 2023, due to industry-wide pressures and a competitive market for deposits but increased $18.3 million, or 0.9%, from June 30, 2023. Core deposits, which the Company defines as all deposits except time deposits, decreased $224.0 million, or 12.3%, from $1.8 billion, or 81.5% of total deposits, at December 31, 2022, to $1.6 billion, or 73.2% of total deposits, at September 30, 2023. Money market accounts decreased $146.2 million, or 18.2%, to $654.9 million, non-interest-bearing deposits decreased $51.9 million, or 8.0%, to $593.6 million, savings accounts decreased $30.1 million, or 13.5%, to $192.3 million and interest-bearing checking accounts increased $4.2 million, or 2.8%, to $152.9 million. Time deposits increased $170.9 million, or 41.5%, from $411.7 million at December 31, 2022 to $582.6 million at September 30, 2023. Brokered time deposits, which are included in time deposits, totaled $1.7 million at September 30, 2023. The Company did not have any brokered deposits at December 31, 2022.

The table below is a summary of our deposit balances for the periods noted:

	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Core Deposits:
Demand accounts	$593,601	$584,511	$625,656	$645,571
Interest bearing accounts	152,886	162,823	133,727	148,670
Savings accounts	192,321	203,376	218,800	222,436
Money market accounts	654,909	672,483	721,219	801,076
Total Core Deposits	$1,593,717	$1,623,193	$1,699,402	$1,817,753

Time Deposits:
Time deposits less than $250,000	$384,472	$338,667	$300,907	$279,953
Time deposits of $250,000 or more	198,114	196,114	156,819	131,737
Total Time Deposits:	582,586	534,781	457,726	411,690
Total Deposits:	$2,176,303	$2,157,974	$2,157,128	$2,229,443

During the nine months ended September 30, 2023, the Company experienced a higher level of competition not only from local competitors but also from money market funds and Treasury notes that were offering higher returns. In addition, the Company also saw an unfavorable shift in deposit mix from low cost core deposits to high cost time deposits as customers migrated to higher yields.

The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis to retain a long-term customer relationship base and to efficiently compete for and retain deposits in our local market. At September 30, 2023, the Bank’s uninsured deposits represented 28.3% of total deposits, compared to 30.8% at December 31, 2022.

At September 30, 2023, total borrowings increased $87.6 million, or 140.8%, from $62.2 million at December 31, 2022 to $149.8 million. Short-term borrowings decreased $32.5 million, or 78.5%, to $8.9 million, compared to $41.4 million at December 31, 2022. Long-term borrowings increased $120.0 million, from $1.2 million at December 31, 2022, to $121.2 million at September 30, 2023, to replace deposit attrition. Long-term borrowings consisted of $31.2 million outstanding with the FHLB and $90.0 million outstanding under the BTFP. At September 30, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes.

The Company’s liquidity position remains strong with solid core deposit relationships, cash, unencumbered securities and access to diversified borrowing sources. During the nine months ended September 30, 2023, the Company participated in the BTFP, made available by the Federal Reserve in March of this year, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee. The Company advanced $90.0 million under the BTFP during the nine months ended September 30, 2023 and had $25.3 million in availability under the BTFP as of September 30, 2023.

At September 30, 2023, the Company had available borrowing capacity with the FHLB of $551.6 million, including its overnight Ideal Way Line of Credit. In addition, at September 30, 2023, the Company had available borrowing capacity of $48.4 million from the Federal Reserve Discount Window, with no outstanding borrowings. At September 30, 2023, the Company also had available borrowing capacity of $25.0 million from two unsecured credit lines with correspondent banks, with no outstanding borrowings. At September 30, 2023, the Company has $650.3 million in total available borrowing capacity.

During the nine months ended September 30, 2023, the Company executed a $200 million fair value hedge on fixed-rate assets with maturities up to 18 months, where the Company exchanged, or swapped, fixed rate payments for floating rate payments. The Company’s hedging program aims to reduce the Company’s sensitivity to interest rates by locking in a spread.

At September 30, 2023, shareholders’ equity was $230.9 million, or 8.9% of total assets, compared to $228.1 million, or 8.9% of total assets, at December 31, 2022. The increase was primarily attributable to net income of $12.6 million, partially offset by an increase in accumulated other comprehensive loss of $3.6 million, $3.1 million for the repurchase of common stock and cash dividends paid of $4.6 million. At September 30, 2023, total shares outstanding were 21,927,242.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets. Total Risk-Based Capital Ratio at September 30, 2023 was 14.4%, compared to 14.2% at December 31, 2022.  The Bank’s Tier 1 Leverage Ratio to adjusted average assets was 9.69% at September 30, 2023 and 9.49% at December 31, 2022. The Bank’s tangible common equity (“TCE”) to tangible assets ratio, a non-GAAP financial measure, was 8.58% at September 30, 2023, compared to 8.52% at December 31, 2022.  Fluctuations in the TCE ratio were driven by the changes in the unrealized loss on available-for-sale securities. TCE is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

General.

The Company reported net income of $4.5 million, or $0.21 per diluted share, for the three months ended September 30, 2023, compared to net income of $6.0 million, or $0.28 per diluted share, for the three months ended September 30, 2022. Return on average assets and return on average equity were 0.70% and 7.60%, respectively, for the three months ended September 30, 2023, compared to 0.93% and 10.90%, respectively, for the three months ended September 30, 2022.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2023 and 2022, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,007,267	$23,568	4.66%	$1,973,580	$19,665	3.95%
Securities(2)	361,216	2,033	2.23	404,005	2,105	2.07
Other investments - at cost	12,155	166	5.42	10,037	47	1.86
Short-term investments(3)	22,349	251	4.46	13,911	60	1.71
Total interest-earning assets	2,402,987	26,018	4.30	2,401,533	21,877	3.61
Total non-interest-earning assets	156,503			154,955
Total assets	$2,559,490			$2,556,488

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$144,792	$269	0.74%	$139,678	$123	0.35%
Savings accounts	195,020	41	0.08	224,112	38	0.07
Money market accounts	656,066	2,488	1.50	911,282	743	0.32
Time deposit accounts	563,135	4,906	3.46	339,614	260	0.30
Total interest-bearing deposits	1,559,013	7,704	1.96	1,614,686	1,164	0.29
Short-term borrowings and long-term debt	149,507	1,814	4.81	29,076	302	4.12
Interest-bearing liabilities	1,708,520	9,518	2.21	1,643,762	1,466	0.35
Non-interest-bearing deposits	591,933			658,853
Other non-interest-bearing liabilities	24,504			35,558
Total non-interest-bearing liabilities	616,437			694,411

Total liabilities	2,324,957			2,338,173
Total equity	234,533			218,315
Total liabilities and equity	$2,559,490			$2,556,488
Less: Tax-equivalent adjustment(2)		(117)			(123)
Net interest and dividend income		$16,383			$20,288
Net interest rate spread(4)			2.07%			3.24%
Net interest rate spread, on a tax equivalent basis(5)			2.09%			3.26%
Net interest margin(6)			2.70%			3.35%
Net interest margin, on a tax equivalent basis(7)			2.72%			3.37%
Ratio of average interest-earning
assets to average interest-bearing liabilities			140.65%			146.10

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans(1)	$336	$3,567	$3,903
Securities(1)	(223)	151	(72)
Other investments - at cost	10	109	119
Short-term investments	36	155	191
Total interest-earning assets	159	3,982	4,141

Interest-bearing liabilities
Interest-bearing checking accounts	5	141	146
Savings accounts	(5)	8	3
Money market accounts	(208)	1,953	1,745
Time deposit accounts	171	4,475	4,646
Short-term borrowings and long-term debt	1,251	261	1,512
Total interest-bearing liabilities	1,214	6,838	8,052
Change in net interest and dividend income(1)	$(1,055)	$(2,856)	$(3,911)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income decreased $3.9 million, or 19.2%, to $16.4 million, for the three months ended September 30, 2023, from $20.3 million for the three months ended September 30, 2022. The decrease in net interest income was due to an increase in interest expense of $8.1 million, or 549.2%, partially offset by an increase in interest and dividend income of $4.1 million, or 19.1%. Interest expense on deposits increased $6.5 million and interest expense on borrowings increased $1.5 million. The increase in interest expense was a result of competitive pricing on deposits due to the continued higher interest rate environment and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

The net interest margin was 2.70% for the three months ended September 30, 2023, compared to 3.35% for the three months ended September 30, 2022. The net interest margin, on a tax-equivalent basis, was 2.72% for the three months ended September 30, 2023, compared to 3.37% for the three months ended September 30, 2022. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits, which was partially offset with an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.28% for the three months ended September 30, 2023, compared to 3.59% for the three months ended September 30, 2022. The average loan yield, without the impact of tax-equivalent adjustments, was 4.64% for the three months ended September 30, 2023, compared to 3.93% for the three months ended September 30, 2022. During the three months ended September 30, 2023, average interest-earning assets increased $1.5 million, or 0.1%, to $2.4 billion primarily due to an increase in average loans of $33.7 million, or 1.7%, an increase in average other investments of $2.1 million, or 21.1%, and an increase in average short-term investments, consisting of cash and cash equivalents, of $8.4 million, or 60.7%, partially offset by a decrease in average securities of $42.8 million, or 10.6%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 139 basis points from 0.25% for the three months ended September 30, 2022 to 1.64% for the three months ended September 30, 2023. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 51 basis points to 0.70% for the three months ended September 30, 2023, from 0.19% for the three months ended September 30, 2022. The average cost of time deposits increased 316 basis points from 0.30% for the three months ended September 30, 2022 to 3.46% for the three months ended September 30, 2023. The average cost of borrowings, including subordinated debt, increased 69 basis points from 4.12% for the three months ended September 30, 2022 to 4.81% for the three months ended September 30, 2023. Average demand deposits, an interest-free source of funds, decreased $67.0 million, or 10.2%, from $658.9 million, or 29.0% of total average deposits, for the three months ended September 30, 2022, to $591.9 million, or 27.5% of total average deposits, for the three months ended September 30, 2023.

Provision for Credit Losses.

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

During the three months ended September, 30, 2023, the Company recorded a provision for credit losses of $354,000, under the CECL model, compared to a provision for credit losses of $675,000 during the three months ended September 30, 2022, under the incurred loss model. The decrease was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately provisioned for the current economic environment and supportable forecast period.

The Company recorded net charge-offs of $78,000 for the three months ended September 30, 2023, as compared to net charge-offs of $27,000 for the three months ended September 30, 2022.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the high interest rate environment and inflation precipitated by the COVID-19 pandemic has a long-term adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-interest Income.

Non-interest income increased $1.0 million, or 39.5%, to $3.6 million for the three months ended September 30, 2023, from $2.6 million for the three months ended September 30, 2022. During the three months ended September 30, 2023, the Company recorded a non-taxable gain of $778,000 in BOLI death benefits. Service charges and fees decreased $78,000, or 3.5%, from the three months ended September 30, 2022 to $2.1 million for the three months ended September 30, 2023, primarily due to changes in the Company’s overdraft program that were implemented in the first quarter of 2023. Income from BOLI increased $63,000, or 16.1%, for the three months ended September 30, 2022 to $454,000 for the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company reported a gain of $238,000 on non-marketable equity investments compared to a gain of $211,000 during the three months ended September 30, 2022. During the three months ended September 30, 2022, the Company reported unrealized losses on marketable equity securities of $235,000. During the three months ended September 30, 2023, the Company did not have comparable gains or losses. During the three months ended September 30, 2023, the Company reported a loss on the disposal of premises and equipment of $3,000. The Company did not have a comparable gain or loss during the same period in 2022.

Non-interest Expense.

For the three months ended September 30, 2023, non-interest expense decreased $225,000, or 1.6%, to $14.1 million from $14.3 million for the three months ended September 30, 2022. The decrease in non-interest expense was due to a decrease in professional fees of $160,000, or 19.9%, a decrease in salaries and benefits of $70,000, or 0.9%, a decrease in occupancy expense of $67,000, or 5.5%, a decrease in advertising expense of $57,000, or 13.6%, and a decrease in other non-interest expense of $73,000, or 3.0%. These decreases were partially offset by an increase in data processing of $117,000, or 16.5%, an increase in FDIC insurance expense of $68,000, or 24.9%, and an increase in furniture and equipment of $17,000, or 3.7%.

For the three months ended September 30, 2023, the efficiency ratio was 70.6%, compared to 62.7% for the three months ended September 30, 2022. For the three months ended September 30, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 74.4% compared to 62.6% for the three months ended September 30, 2022. The efficiency ratio increase was driven by decreased revenues, defined as net interest income and non-interest income, during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended September 30, 2023 was $1.0 million, representing an effective tax rate of 18.7%, compared to $1.9 million, representing an effective tax rate of 23.7%, for three months ended September 30, 2022. The decrease in the Company’s effective tax rate was primarily due to BOLI death benefits recognized during the three months ended September 30, 2023.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

General.

For the nine months ended September 30, 2023, the Company reported net income of $12.6 million, or $0.58 per diluted share, compared to $16.9 million, or $0.77 per diluted share, for the nine months ended September 30, 2022. Return on average assets and return on average equity were 0.66% and 7.19% for the nine months ended September 30, 2023, respectively, compared to 0.88% and 10.26% for the nine months ended September 30, 2022, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2023 and 2022, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,002,485	$67,586	4.51%	$1,939,593	$56,354	3.88%
Securities(2)	372,623	6,276	2.25	413,818	6,125	1.98
Other investments - at cost	12,528	418	4.46	10,172	102	1.34
Short-term investments(3)	12,922	424	4.39	31,804	129	0.54
Total interest-earning assets	2,400,558	74,704	4.16	2,395,387	62,710	3.50
Total non-interest-earning assets	154,525			150,885
Total assets	$2,555,083			$2,546,272

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$142,716	780	0.73	$136,645	324	0.32
Savings accounts	207,513	142	0.09	222,370	122	0.07
Money market accounts	711,173	6,813	1.28	900,280	1,812	0.27
Time deposit accounts	498,193	10,141	2.72	364,506	888	0.33
Total interest-bearing deposits	1,559,595	17,876	1.53	1,623,801	3,146	0.26
Short-term borrowings and long-term debt	130,796	4,739	4.84	25,819	819	4.24
Interest-bearing liabilities	1,690,391	22,615	1.79	1,649,620	3,965	0.32
Non-interest-bearing deposits	607,338			642,632
Other non-interest-bearing liabilities	23,886			34,340
Total non-interest-bearing liabilities	631,224			676,972

Total liabilities	2,321,615			2,326,592
Total equity	233,468			219,680
Total liabilities and equity	$2,555,083			$2,546,272
Less: Tax-equivalent adjustment(2)		(356)			(367)
Net interest and dividend income		$51,733			$58,378
Net interest rate spread(4)			2.35%			3.16%
Net interest rate spread, on a tax equivalent basis(5)			2.37%			3.18%
Net interest margin(6)			2.88%			3.26%
Net interest margin, on a tax equivalent basis(7)			2.90%			3.28%
Ratio of average interest-earning
assets to average interest-bearing liabilities			142.01%			145.21%

________________________

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$1,827	$9,405	$11,232
Securities (1)	(610)	761	151
Other investments - at cost	24	292	316
Short-term investments	(77)	372	295
Total interest-earning assets	1,164	10,830	11,994

Interest-bearing liabilities
Interest-bearing checking accounts	14	442	456
Savings accounts	(8)	28	20
Money market accounts	(381)	5,382	5,001
Time deposit accounts	326	8,927	9,253
Short-term borrowings and long-term debt	3,330	590	3,920
Total interest-bearing liabilities	3,281	15,369	18,650
Change in net interest and dividend income	$(2,117)	$(4,539)	$(6,656)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the nine months ended September 30, 2023, net interest income decreased $6.7 million, or 11.4%, to $51.7 million, compared to $58.4 million for the nine months ended September 30, 2022. The decrease in net interest income was due to an increase in interest expense of $18.7 million, or 470.4%, partially offset by an increase in interest and dividend income of $12.0 million, or 19.3%. The increase in interest expense was due to an increase in interest expense on deposits of $14.7 million, or 468.2%, and an increase in interest expense on borrowings of $3.9 million, or 478.6%. For the nine months ended September 30, 2023, interest and dividend income included $52,000 in Paycheck Protection Program (“PPP Income”), compared to $710,000 during the nine months ended September 30, 2022.

The net interest margin for the nine months ended September 30, 2023 was 2.88% compared to 3.26% during the nine months ended September 30, 2022. The net interest margin, on a tax-equivalent basis, was 2.90% for the nine months ended September 30, 2023, compared to 3.28% for the nine months ended September 30, 2022. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core to high cost time deposits, which was partially offset with an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.14% for the nine months ended September 30, 2023, compared to 3.48% for the nine months ended September 30, 2022. The average loan yield, without the impact of tax-equivalent adjustments, was 4.49% for the nine months ended September 30, 2023, compared to 3.86% for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, average interest-earning assets increased $5.2 million, or 0.2% to $2.4 billion, primarily due to an increase in average loans of $62.9 million, or 3.2%, and an increase in average other investments of $2.4 million, or 23.2%, partially offset by a decrease in average securities of $41.2 million, or 10.0%, and a decrease in average short-term investments, consisting of cash and cash equivalents, of $18.9 million, or 59.4%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 109 basis points from 0.23% for the nine months ended September 30, 2022 to 1.32% for the nine months ended September 30, 2023. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 46 basis points to 0.62% for the nine months ended September 30, 2023, from 0.16% for the nine months ended September 30, 2022. The average cost of time deposits increased 239 basis points from 0.33% for the nine months ended September 30, 2022 to 2.72% for the nine months ended September 30, 2023. The average cost of borrowings, including subordinated debt, increased 60 basis points from 4.24% for the nine months ended September 30, 2022 to 4.84% for the nine months ended September 30, 2023. Average demand deposits, an interest-free source of funds, decreased $35.3 million, or 5.5%, from $642.6 million, or 28.4% of total average deposits, for the nine months ended September 30, 2022, to $607.3 million, or 28.0% of total average deposits, for the nine months ended September 30, 2023.

Provision for Credit Losses.

During the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $386,000, under the CECL model, compared to a provision for credit losses of $550,000 during the nine months ended September 30, 2022 under the incurred loss model. The $386,000 provision for credit losses during the nine months ended September 30, 2023 was comprised of a $768,000 provision for loan losses, which was partially offset by a $382,000 reversal of credit losses for unfunded commitments. The increase in loan loss reserves was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The Company recorded net charge-offs of $1.9 million for the nine months ended September 30, 2023, as compared to net charge-offs of $129,000 for the nine months ended September 30, 2022.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment. If the high interest rate environment and inflation precipitated by the COVID-19 pandemic has a long-term adverse effect on the ability of our borrowers to satisfy their obligations to us, the demand for our loans or our other products and services, other aspects of our business operations, or on financial markets, real estate markets, or economic growth, this could, depending on the extent of the loan defaults, materially and adversely affect our liquidity and financial condition and our results of operations could be materially and adversely affected.

Non-interest Income.

For the nine months ended September 30, 2023, non-interest income increased $504,000, or 6.6%, from $7.7 million during the nine months ended September 30, 2022 to $8.2 million. During the nine months ended September 30, 2023, the Company recorded a $1.1 million final termination expense related to the DB Plan termination and also recorded a non-taxable gain of $778,000 on BOLI death benefits. During the same period, service charges and fees decreased $170,000, or 2.5%, primarily due to changes in the Company’s overdraft program that were implemented in 2023 and income from BOLI increased $91,000, or 7.0%. Other income from loan-level swap fees on commercial loans decreased $25,000 for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. During the nine months ended September 30, 2023, the Company reported a gain of $590,000 on non-marketable equity investments compared to a gain of $352,000 during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company reported unrealized losses on marketable equity securities of $736,000 and realized losses on the sale of securities of $4,000. The Company did not have comparable investment activity in 2023. During the nine months ended September 30, 2023, the Company reported a loss on the disposal of premises and equipment of $3,000. The Company did not have a comparable gain or loss during the same period in 2022.

Non-interest Expense.

For the nine months ended September 30, 2023, non-interest expense increased $333,000, or 0.8%, to $43.6 million, compared to $43.2 million for the nine months ended September 30, 2022. The increase in non-interest expense was primarily due to an increase in data processing of $208,000, or 9.6%, and increase in FDIC insurance expense of $190,000, or 24.0%, an increase in professional fees of $104,000, or 5.0%, and an increase in other non-interest expense of $111,000, or 1.6%. These increases were partially offset by a decrease in advertising expense of $112,000, or 9.1%, a decrease in furniture and equipment expense of $87,000, or 5.6%, a decrease in occupancy expense of $56,000, or 1.5%, and decrease in salaries and employee benefits of $25,000, or 0.1%. During the nine months ended September 30, 2023, other non-interest expense included $154,000 in expense related to the DB Plan termination.

For the nine months ended September 30, 2023, the efficiency ratio was 72.7%, compared to 65.5% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 73.0%, compared to 65.1% for the nine months ended September 30, 2022. The adjusted efficiency ratio is a non-GAAP measure. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the nine months ended September 30, 2023 was $3.4 million, representing an effective tax rate of 21.3%, compared to $5.4 million, representing an effective tax rate of 24.3%, for nine months ended September 30, 2022. The decrease in the Company’s effective tax rate was primarily due to BOLI death benefits recognized during the three months ended September 30, 2023.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)

Loans (no tax adjustment)	$23,451	$19,543	$67,230	$55,990
Tax-equivalent adjustment (1)	117	122	356	364
Loans (tax-equivalent basis)	$23,568	$19,665	$67,586	$56,354

Securities (no tax adjustment)	$2,033	$2,104	$6,276	$6,122
Tax-equivalent adjustment (1)	—	1	—	3
Securities (tax-equivalent basis)	$2,033	$2,105	$6,276	$6,125

Net interest income (no tax adjustment)	$16,383	$20,288	$51,733	$58,378
Tax-equivalent adjustment (1)	117	123	356	367
Net interest income (tax-equivalent basis)	$16,500	$20,411	$52,089	$58,745

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)

Loans (no tax adjustment)	4.64%	3.93%	4.49%	3.86%
Loans (tax-equivalent basis)	4.66%	3.95%	4.51%	3.88%
Securities (no tax adjustment)	2.23%	2.07%	2.25%	1.98%
Securities (tax-equivalent basis)	2.23%	2.07%	2.25%	1.98%

Interest rate spread (no tax adjustment)	2.07%	3.24%	2.35%	3.16%
Net interest margin (no tax adjustment)	2.70%	3.35%	2.88%	3.26%
Net interest margin (tax-equivalent)	2.72%	3.37%	2.90%	3.28%

Net interest income (no tax adjustment)	$16,383	$20,288	$51,733	$58,378
Less:
Purchase accounting adjustments	4	(16)	(53)	87
Prepayment penalties and fees	14	99	57	147
PPP Income	12	19	52	710
Adjusted net interest income (non-GAAP)	$16,353	$20,186	$51,677	$57,434

Average interest-earning assets	$2,402,987	$2,401,533	$2,400,558	$2,395,387
Average interest-earnings asset, excluding average PPP loans	$2,401,460	$2,398,998	$2,398,652	$2,388,541

Adjusted net interest margin, excluding purchase accounting adjustments, PPP Income, prepayment penalties and average PPP loans (non-GAAP)	2.70%	3.34%	2.88%	3.22%

Income Before Income Taxes (GAAP)	$5,523	$7,860	$15,965	$22,275
Provision for credit losses	354	675	386	550
PPP income	(12)	(19)	(52)	(710)
Loss on defined benefit plan termination	—	—	1,143	—
Gain on bank-owned life insurance death benefit	(778)	—	(778)	—
Income Before Taxes, Provision, PPP Income, Defined Benefit Plan Termination and Bank-Owned Life Insurance Death Benefit (non-GAAP)	$5,087	$8,516	$16,664	$22,115

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(In thousands)

Non-interest Expense (GAAP)	$14,118	$14,343	$43,565	$43,232

Net Interest Income (GAAP)	$16,383	$20,288	$51,733	$58,378

Non-interest Income (GAAP)	$3,612	$2,590	$8,183	$7,679
Non-GAAP adjustments:
Loss on securities, net	—	—	—	4
Loss on disposal of premises and equipment	3	—	3	—
Unrealized loss on marketable equity securities	—	235	—	736
Loss on defined benefit plan termination	—	—	1,143	—
Gain on non-marketable equity investments	(238)	(211)	(590)	(352)
Gain on bank-owned life insurance death benefit	(778)	—	(778)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,599	$2,614	$7,961	$8,067
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$18,982	$22,902	$59,694	$66,445

Efficiency Ratio (GAAP)	70.61%	62.69%	72.71%	65.45%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	74.38%	62.63%	72.98%	65.06%

	September 30, 2023	September 30, 2022
	(In thousands)

Book Value per Share (GAAP)	$10.53	$9.52
Non-GAAP adjustments:
Goodwill	(0.57)	(0.56)
Core deposit intangible	(0.09)	(0.11)
Tangible Book Value per Share (non-GAAP)	$9.87	$8.85

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of investment securities and funds provided by our operations. We can also borrow funds from the FHLB and the FRB based on eligible collateral of loans and securities. Our material cash commitments include funding loan originations, fulfilling contractual obligations with third-party service providers, maintaining operating leases for certain of our Bank properties and satisfying repayment of our long-term debt obligations.

Primary Sources of Liquidity

At September 30, 2023 and December 31, 2022, the Company’s outstanding borrowings with the FHLB were $31.2 million and $36.2 million, respectively. At September 30, 2023, the Company had $542.0 million in available borrowing capacity with the FHLB. The Company can increase its borrowing capacity with the FHLB by pledging additional investments or loans. At September 30, 2023, the Company had $90.0 million in outstanding borrowings under the FRB’s BTFP, with $25.3 million in additional borrowing capacity.

The Company also has a borrowing relationship with the FRB through its primary credit program offered through its Discount Window with a borrowing capacity up to $48.4 million. In addition, the Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. At September 30, 2023 and at December 31, 2022, the Company did not have any outstanding balances under either of these lines. The Company has agreements with approved brokers-dealers to participate in the brokered deposit market to support liquidity. At September 30, 2023, the Company had $1.7 million in brokered deposits included within time deposits on the balance sheet. At December 31, 2022, the Company did not have any brokered deposits.

The Company also has available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2023 and December 31, 2022, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At September 30, 2023, the Company had approximately $136.7 million in loan commitments and letters of credit to borrowers and approximately $349.4 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At September 30, 2023, time deposit accounts scheduled to mature within one year totaled $567.3 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At September 30, 2023, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements in our 2022 Annual Report on Form 10-K for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of September 30, 2023 were estimated to be $12.0 million, with $5.0 million expected to be paid within one year and the remaining $7.0 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fifteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $10.3 million as of September 30, 2023. Principal payments expected to be made on our lease liabilities during the twelve months ended September 30, 2024 were $1.5 million. The remaining lease liability payments totaled $8.8 million and are expected to be made after September 30, 2024.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At September 30, 2023, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2023, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At September 30, 2023, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2023, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,780	14.35%	$159,311	8.00%	N/A	N/A
Bank	269,776	13.56	159,119	8.00	$198,899	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,743	12.34	119,483	6.00	N/A	N/A
Bank	249,441	12.54	119,339	6.00	159,119	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets)
Consolidated	245,743	12.34	89,612	4.50	N/A	N/A
Bank	249,441	12.54	89,505	4.50	129,284	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,743	9.53	103,115	4.00	N/A	N/A
Bank	249,441	9.69	102,976	4.00	128,720	5.00
December 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$278,729	14.20%	$157,042	8.00%	N/A	N/A
Bank	264,795	13.50	156,904	8.00	$196,131	10.00
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	117,781	6.00	N/A	N/A
Bank	244,864	12.48	117,678	6.00	156,904	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	88,336	4.50	N/A	N/A
Bank	244,864	12.48	88,259	4.50	127,485	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	239,125	9.27	103,229	4.00	N/A	N/A
Bank	244,864	9.49	103,166	4.00	128,957	5.00

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2022 Annual Report and our update on Form 10-Q for the quarter ended June 30, 2023. Please refer to Item 7A of the 2022 Annual Report for additional information.

ITEM 4: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a‑15(e) and 15d‑15(e)), as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, to ensure that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported as and when required and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely discussion regarding required disclosure.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2022 Plan (1)
July 1 - 31, 2023	—	—	—	806,600
August 1 - 31, 2023	—	—	—	806,600
September 1 - 30, 2023	155,161	6.50	155,161	651,439
Total	155,161	6.50	155,161	651,439

(1)	On July 26, 2022, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,100,000 shares of common stock, or 5%, of its outstanding common stock, as of the date the 2022 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended September 30, 2023.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 3, 2023.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer