Form 10-K
period 2023-12-31
Western New England Bancorp, Inc.
filed 2024-03-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2023, was $128,961,234. This amount was based on the closing price as of June 30, 2023 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $5.84 on June 30, 2023.

As of March 6, 2024, the registrant had 21,581,759 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2023, WNEB had consolidated total assets of $2.6 billion, total net loans of $2.0 billion, total deposits of $2.1 billion and total shareholders’ equity of $237.4 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2023, the Bank had twenty-five branches and ten freestanding automated teller machines (“ATMs”). The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. All branch and ATM locations serve Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut. The Bank also provides a variety of banking services including telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

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

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates twenty-five banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and have ten freestanding ATM locations in Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

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

A diversified mix of industry groups are concentrated in western Massachusetts and northern Connecticut, including manufacturing, health care, higher education, wholesale and retail trade and service. The economies of our primary markets have benefited from the presence of large employers such as Baystate Medical Center, Big Y World Class Markets, Center for Human Development, Holyoke Medical Center, MassMutual Financial Group, Mercy Medical Center/Trinity Health of New England, Mestek, Inc., MGM Springfield, Verizon and Westover Air Reserve Base in Massachusetts, and Aetna, Inc., Air National Guard, Collins Aerospace, Connecticut Children’s Medical Center, Hartford Financial Services Group, Hartford Hospital, Institute of Living, Kaman Aerospace Corporation, Lego Systems Inc., Talcott Resolution Life Insurance Company and Travelers Indemnity Company in Connecticut. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals, and a variety of wholesale and retail trade business. Our Hampden County market also enjoys a strong tourism business with attractions such as the Eastern States Exposition, which operates The Big E, the largest fair in the northeast, the Basketball Hall of Fame, MGM Springfield and Six Flags New England.

Competition.

The Company faces significant competition to attract and retain customers within existing and neighboring geographic markets. The Company competes actively with local, regional, and national financial institutions, as well as credit unions which have a large presence in the region. Competition for loans, deposits and cash management services, and investment advisory assets also comes from other businesses that provide financial services, including consumer finance companies, mortgage brokers and lenders, private lenders, insurance companies, securities brokerage firms, institutional mutual funds, registered investment advisors, non-bank electronic payment and funding channels, internet-based banks and other financial intermediaries.

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

At June 30, 2023, which is the most recent date for which data is available from the FDIC, we held approximately 14.0% of the deposits in Hampden County, which was the third largest market share out of the seventeen banks and thrifts with offices in Hampden County.

Human Capital.

Diversity, Equity and Inclusion

We understand that our human capital is one of our most valuable assets and a key to our success. We are committed to fostering, cultivating and preserving a culture of diversity, equity and inclusion. We are dedicated to providing a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the Company overall; and recognizing and respecting all of the characteristics and differences that make each of our employees unique.

At December 31, 2023, our employees were representative of our commitment to recruit, develop, and retain diverse individuals, wherein approximately 64% of our employees were women and 24% of our employees were ethnic minorities, veterans or persons with disabilities. We remain focused on bolstering our workforce through inclusive hiring and retention practices, which we feel reflects and better serves our communities.

We embrace and value our inclusive culture of belonging that celebrates unique perspectives and experiences. We leverage our strong and inclusive culture to provide quality service to our customers, the communities in which we operate and each other. In 2023, we established the Westfield Bank Culture and Diversity Committee (the “Diversity Committee”), which is comprised of a cross-section of employees representing diverse backgrounds. The Diversity Committee is committed to creating opportunities for our employees to connect with each other, learn from one another and celebrate employee commonalities and differences.

Talent Management

We have been successful in attracting, developing and retaining qualified and competent staff. The Company believes that it has had and continues to have strong employee relations. Our talent management strategy ensures we leverage the talent needed, not just for today, but also for our future. Our employees are the foundation of our success and are responsible for upholding our guiding principles of integrity, trust, empathy, collaboration, strong work ethic, loyalty, inclusion and a professional and positive attitude.

As of December 31, 2023, the Bank employed 348 total employees, with 294 employed full-time and 54 employed part-time. Employee retention helps the Company operate efficiently and effectively. As of December 31, 2023, our average employee tenure was 7.9 years.

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

In 2021, a customized Corporate Leadership Development Program was established for the Company to enhance the core capabilities of our top talent in leadership, including through the development of management skills to prepare them for future roles in the Company. During 2023, twenty-seven employees were nominated to participate in the program and successfully completed the program. In addition, the Company offers educational reimbursement programs to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry. Each year, we also attract rising juniors and seniors from colleges and universities across our footprint who have the opportunity to be assigned an internship within the Company and have the potential to be hired upon graduation.

Employee Compensation and Benefits

Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical, dental and vision insurance, health savings accounts and flexible spending accounts, life insurance and disability insurance, a 401(k) Safe Harbor Plan with a competitive company match, an employee stock ownership plan (“ESOP”), short-term and long-term incentive compensation programs, tuition reimbursement, paid time off, including vacation days and paid holidays, and wellness and employee assistance programs.

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

In 2023, we established the Westfield Bank Wellness Committee (the “Wellness Committee”), which is comprised of a cross-section of employees from the Bank. The Wellness Committee is committed to promoting a culture of physical, mental and emotional well-being for our employees by providing activities, services and support that will foster living healthy and happy lifestyles. The Wellness Committee looks to inspire and empower our employees to make their health a top priority through encouraging and providing employees healthy lifestyle choices and options.

Lending Activities.

General. The Bank has loan policies which are approved by its Board of Directors on an annual basis. The loan policies govern the conditions under which loans may be made, addresses the lending authority of loan officers, documentation requirements, appraisal policy, charge-off policies and desired portfolio mix. The Bank’s lending limit to any one borrower is subject to regulation by the OCC. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate mortgage loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. Interest income on loans represented 90.2% of the total interest income of the Company in 2023 compared with 89.9% in 2022. The Bank’s loan portfolio totaled $2.0 billion, or 79.1% of total assets, at December 31, 2023, compared to $2.0 billion, or 78.0% of total assets, at December 31, 2022.

The Company’s primary lending focus is to generate high quality commercial loan relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial mortgage loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential mortgage loans, home equity loans and lines, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, relationship size, and source of repayment to lessen its credit risk exposure.

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

The Company employs a seasoned commercial lending staff, with commercial lenders to support the Company’s loan growth strategy. The Company contracts with an external third-party loan review company to review the internal credit ratings assigned to loan relationships in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified loans. The Company’s internal residential origination and underwriting staff originate residential loans and are responsible for compliance with residential lending regulations, consumer protection and internal policy guidelines. The Company’s internal compliance department monitors the residential loan origination activity for regulatory compliance.

The Executive Committee of the Company’s Board of Directors (the “Board”) approves loan relationships exceeding certain prescribed dollar limits as outlined in the Bank’s loan policies.

At December 31, 2023, our general regulatory limit on loans to one borrower was $40.7 million. Our largest lending exposure was a $24.9 million commercial lending relationship, of which $9.9 million was outstanding at December 31, 2023. This relationship is primarily secured by business assets and commercial real estate located in Agawam, Massachusetts. At December 31, 2023, this relationship was performing in accordance with its original terms.

Commercial Real Estate Loans and Commercial and Industrial Loans.

At December 31, 2023, commercial real estate loans totaled $1.1 billion, or 53.3% of total loans, compared to $1.1 billion, or 53.8% of total loans, at December 31, 2022.

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

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2023 and December 31, 2022, there was $111.0 million and $91.7 million, respectively, in commercial construction loans included within commercial real estate loans. At December 31, 2023, the largest concentration of commercial loans to an industry was to hotels, which comprised approximately 2.3% of total loans and 16.4% of total risk-based capital as of December 31, 2023.

At December 31, 2023, our total commercial and industrial loan portfolio totaled $217.4 million, or 10.7% of our total loans. At December 31, 2022, our total commercial and industrial loan portfolio totaled $219.8 million, or 11.0% of our total loans. Commercial and industrial loans include revolving lines of credit, working capital loans, equipment financing and term loans. Commercial and industrial credits may be unsecured loans and lines to financially strong borrowers, loans secured in whole or in part by real estate unrelated to the principal purpose of the loan or secured by inventories, equipment, or receivables, and are generally guaranteed by the principals of the borrower. Variable rate loans and lines in this portfolio have interest rates that are periodically adjusted, with term loans generally having fixed initial periods. Commercial and industrial loans have average repayment periods of one to seven years.

As a Preferred Lender with the Small Business Administration (“SBA”), the Company offered Paycheck Protection Program (“PPP”) loans through the March 27, 2020 $2.2 trillion fiscal stimulus bill known as the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) launched by the U.S. Department of Treasury (“Treasury”) and the SBA. An eligible business was able to apply for a PPP loan up to the lesser of: (1) 2.5 times its average monthly “payroll costs,” or (2) $10.0 million. PPP loans have: (a) an interest rate of 1.0%, (b) a two-year loan term to maturity, subsequently extended to a five-year loan term maturity for loans granted on or after June 5, 2020 and (c) principal and interest payments deferred from six months to ten months from the date of disbursement. The SBA will guarantee 100% of the PPP loans made to eligible borrowers. The entire principal amount of the borrower’s PPP loan, including any accrued interest, is eligible to be reduced by the loan forgiveness amount under the PPP so long as employee and compensation levels of the business are maintained and 60% of the loan proceeds are used for payroll expenses, with the remaining 40% of the loan proceeds used for other qualifying expenses. PPP loans totaled $756,000 and $2.3 million, at December 31, 2023 and 2022, and were included in total commercial and industrial loans.

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

The Company participates with other banks in the financing of certain commercial projects. Participating loans with other institutions provide banks the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing customers with larger credit facilities than the individual bank might be willing or able to offer independently. In some cases, the Company may act as the lead lender, originating and servicing the loans, but participating out a portion of the funding to other banks. In other cases, the Company may participate in loans originated by other institutions. In each case, the participating bank funds a percentage of the loan commitment and takes on the related pro-rata risk. In each case in which the Company participates in a loan, the rights and obligations of each participating bank are divided proportionately among the participating banks in an amount equal to their share of ownership and with equal priority among all banks. The Company performs an independent credit analysis of each commitment and a review of the participating institution prior to participation in the loan, and an annual review of the borrower thereafter. Loans originated by other banks in which the Company is a participating institution are carried in the loan portfolio at the Company’s pro-rata share of ownership. Loans originated by other banks in which the Company is a participating institution amounted to $129.9 million at December 31, 2023 and $132.6 million at December 31, 2022. The Company was servicing commercial loans originated by the Company and participated out to various other institutions totaling $65.0 million and $70.5 million at December 31, 2023 and December 31, 2022, respectively.

Residential Real Estate Loans.

At December 31, 2023 and December 31, 2022, the residential real estate loan portfolio totaled $612.3 million, or 30.3% of total loans, and $589.5 million, or 29.6%, of total loans, respectively. The Company originates and funds residential real estate loans, including first mortgages, home equity loans, and home equity lines, secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut.

These residential properties may serve as the borrower’s primary residence, or as vacation homes or investment properties. First mortgages may be underwritten in amounts up to 97% of the lesser of the appraised value or purchase price of the property for owner-occupied homes, 90% for second homes and 85% for investment properties. Private mortgage insurance is required on all loans with a loan-to-value ratio greater than 80%. We do not grant subprime loans. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards. Home equity loans and lines are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans and lines are underwritten by a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with the Bank’s loan policies. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company may retain or sell the servicing when selling the loans. The Company is an approved servicer with Fannie Mae and an approved seller and servicer with Freddie Mac and the FHLB. In order to reduce interest rate risk, during the twelve months ended December 31, 2022, the Company sold $277,000 of fixed rate, low coupon residential real estate loans to the secondary market. The Company did not sell residential real estate loans during the twelve months ended December 31, 2023. At December 31, 2023 and December 31, 2022, the Company serviced $72.7 million and $79.3 million, respectively, in residential loans sold to the secondary market. The servicing rights will likely continue to be retained on all loans sold over the life of the loan. The largest owner-occupied residential real estate loan was $2.0 million and was performing according to its original terms as of December 31, 2023.

Home Equity Loans.

At December 31, 2023 and December 31, 2022, home equity loans totaled $109.8 million, or 5.4% of total loans, and $105.6 million, or 5.3% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer Loans.

At December 31, 2023 and December 31, 2022, consumer loans totaled $5.5 million, or 0.3%, of total loans and $5.0 million, or 0.3%, of total loans, respectively. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2023		2022
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Real estate loans:
Commercial	$1,079,751	53.3%	$1,069,323	53.8%
Residential one-to-four family	612,315	30.3	589,503	29.6
Home equity	109,839	5.4	105,557	5.3
Total real estate loans	1,801,905	89.0	1,764,383	88.7

Commercial and industrial loans:
Commercial and industrial	216,691	10.7	217,574	10.9
PPP loans	756	0.0	2,274	0.1
Total commercial and industrial	217,447	10.7	219,848	11.0

Consumer	5,472	0.3	5,045	0.3

Total gross loans	2,024,824	100.00%	1,989,276	100.00%

Unamortized premiums and net
deferred loan fees and costs	2,493		2,124
Allowance for credit losses	(20,267)		(19,931)
Total loans, net	$2,007,050		$1,971,469

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2023. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2023
	Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Unallocated	Totals
	(In thousands)
Amount due:
Within one year	$158,842	$25,728	$62,685	$74,506	$380	$—	$322,141

After one year:
One to five years	497,991	33,788	2,494	100,673	4,122	—	639,068
Five to fifteen years	408,206	82,584	31,428	25,833	247	—	548,298
Over fifteen years	14,712	470,215	13,232	16,435	723	—	515,317
Total due after one year	920,909	586,587	47,154	142,941	5,092	—	1,702,683

Total amount due:	1,079,751	612,315	109,839	217,447	5,472	—	2,024,824

Net deferred loan origination fees and costs and premiums	(594)	1,878	849	321	39	—	2,493
Allowance for credit losses	(15,141)	(2,161)	(387)	(2,537)	(41)	—	(20,267)

Loans, net	$1,064,016	$612,032	$110,301	$215,231	$5,470	$—	$2,007,050

The following table presents, as of December 31, 2023, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2024, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2024
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans:
Residential one-to-four family	$526,985	$59,602	$586,587
Home equity	47,154	—	47,154
Commercial real estate	414,697	506,212	920,909
Total real estate loans	988,836	565,814	1,554,650

Other loans:
Commercial and industrial	119,702	23,239	142,941
Consumer	5,092	—	5,092
Total other loans	124,794	23,239	148,033

Total loans	$1,113,630	$589,053	$1,702,683

Asset Quality.

Maintaining a high level of asset quality continues to be one of the Company’s key objectives. Credit Administration reports directly to the Chief Credit Officer and is responsible for the completion of independent credit analyses for all loans above a specific threshold.

The Company’s loan policies require that management continuously monitor the status of the loan portfolio and report to the Board of Directors on a monthly basis. These reports include information on concentration levels, delinquent loans, nonaccrual loans, criticized loans and foreclosed real estate, as well as our actions and plans to cure the nonaccrual status of the loans and to dispose of the foreclosed property.

The Company contracts with an external third-party loan review company to review the internal risk ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of their review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets. The findings are reported to the Chief Credit Officer and the full report is then presented to the Audit Committee.

Potential Problem Loans.

The Bank’s loan policies contain an internal rating system which evaluates the overall risk of a problem loan. The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan.

Criticized and Classified Loans.

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies. The grades assigned and definitions are as follows, and loans graded excellent, above average, good (risk ratings 1-4) are treated as “pass” for grading purposes. All loans risk rated special mention (5), substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as substandard, doubtful, and loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off.

The “criticized” risk rating (5) and the “classified” risk ratings (6-8) are detailed below:

5 – Special Mention- Loans rated 5 are considered “Special Mention” and may exhibit potential credit weaknesses or downward trends and are being monitored by management. Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. This classification is used if a negative trend is evident in the obligor’s financial situation. Special mention loans do not sufficiently expose the Company to warrant adverse classification.

6 – Substandard- Loans rated 6 are considered “Substandard.” A loan is classified as substandard if the borrower exhibits a well-defined weakness and may be inadequately protected by the current net worth and cash flow capacity to pay the current debt.

7 – Doubtful- Loans rated 7 are considered “Doubtful.” Loans classified as doubtful have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation of the loan highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

8 – Loss- Loans rated 8 are considered uncollectible. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be affected in the future.

The grades are determined through the use of qualitative and quantitative matrices that consider various characteristics of the loan such as payment performance, quality of management, principals’/guarantors’ character, balance sheet strength, collateral quality, cash flow coverage, position within the industry, loan structure and documentation.

At December 31, 2023, the Company’s criticized loans totaled $39.5 million, or 1.9% of total loans, compared to $64.0 million, or 3.2% of total loans, at December 31, 2022. The Company’s classified loans totaled $33.7 million, or 1.7% of total loans, at December 31, 2023 and $42.3 million, or 2.1%, of total loans, at December 31, 2022. Classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become nonperforming loans totaled $27.7 million, or 1.4% of total loans, at December 31, 2023 and $36.6 million, or 1.8% of total loans, at December 31, 2022. The remaining balance of classified loans were nonaccrual loans totaling $6.0 million, or 0.3% of total loans, at December 31, 2023 and $5.7 million, or 0.3% of total loans, at December 31, 2022.

Total impaired loans totaled $29.7 million, or 1.5% of total loans, at December 31, 2023, while individually analyzed and impaired loans totaled $18.4 million, or 0.9% of total loans, at December 31, 2022. Total accruing impaired loans totaled $23.3 million at December 31, 2023, while individually analyzed and impaired loans totaled $12.7 million at December 31, 2022. Nonaccrual impaired loans totaled $6.4 million as of December 31, 2023, while individually analyzed and impaired nonaccrual loans totaled $5.7 million as of December 31, 2022.

In management’s opinion, all impaired loan balances at December 31, 2023 and 2022, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. At December 31, 2023, commercial and industrial impaired loans with a recorded investment of $517,000 carried a related reserve amount of $179,000. No impaired loans required a specific reserve at December 31, 2022. Management closely monitors these relationships for collateral or credit deterioration.

Total nonaccrual loans totaled $6.4 million, or 0.32% of total loans, at December 31, 2023, and $5.7 million, or 0.29% of total loans, at December 31, 2022. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $373,000, $257,000 and $262,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Other Real Estate Owned (“OREO”)

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2023 and 2022, the Company carried no other real estate owned (“OREO”) balances.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2023	2022(1)
	(Dollars in thousands)

Allowance for credit losses to total loans outstanding	1.00%	1.00%
Allowance for credit losses	$20,267	$19,931
Total loans outstanding	$2,027,317	$1,991,400

Nonaccrual loans to total loans outstanding	0.32%	0.29%
Nonaccrual loans	$6,421	$5,694
Total loans outstanding	$2,027,317	$1,991,400

Allowance for credit losses to nonaccrual loans	315.64%	350.04%
Allowance for credit losses	$20,267	$19,931
Nonaccrual loans	$6,421	$5,694

Net charge-offs (recoveries) during the period to daily average loans outstanding:

Residential one-to-four family recoveries to daily average loans outstanding	0.00%	(0.01)%
Net recoveries during the period	$(23)	$(30)
Average amount outstanding	$601,843	$576,502

Commercial real estate charge-offs to daily average loans outstanding	0.07%	0.03%
Net charge-offs during the period	$755	$337
Average amount outstanding	$1,076,523	$1,052,345

Commercial and industrial charge-offs to daily average loans outstanding	0.57%	0.03%
Net charge-offs during the period	$1,213	$69
Average amount outstanding	$213,903	$216,547

Home equity (recoveries) charge-offs to daily average loans outstanding	0.00%	0.03%
Net (recoveries) charge-offs during the period	$(3)	$26
Average amount outstanding	$108,057	$103,565

Consumer charge-offs to daily average loans outstanding	1.66%	3.37%
Net charge-offs during the period	$97	$154
Average amount outstanding	$5,840	$4,568

Total Loan Charge-offs to Daily Average Loans Outstanding	0.10%	0.03%
Net charge-offs during the period	$2,039	$556
Average amount outstanding	$2,006,166	$1,953,527

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, beginning at January 1, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

During the year ended December 31, 2023, the Company recorded net charge-offs of $1.2 million on the commercial and industrial loan portfolio. The charge-offs during the year ended December 31, 2023 were related to one commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc., which was recently placed on nonaccrual status. During the year ended December 31, 2023, the Company recorded a $1.9 million charge-off on the relationship, which represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the Current Expected Credit Losses (“CECL”) implementation. At December 31, 2023, the Company has charged-off 61% of the total relationship and the remaining exposure of $940,000 is collateralized at this time.

Allowance for Credit Losses.

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments, which requires the recognition of the allowance for credit losses be estimated using the CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity (“HTM”) debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 made changes to the accounting for available-for-sale (“AFS”) debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on AFS debt securities that are determined to have impairment related to credit losses.

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

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. The Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. For information on our methodology for assessing the appropriateness of the allowance for credit losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

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

Residential real estate loans. This portfolio segment consists of first mortgages, home equity loans, and home equity lines secured by one-to-four family residential properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans and lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with the Company’s loan policies. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

Based on the foregoing, management believes that the Company is appropriately provisioned for the current economic environment and supportable forecast period as of December 31, 2023. For the year ended December 31, 2023, the Company recorded a provision for credit losses of $872,000, which was comprised of a $1.2 million provision for credit losses, which was partially offset by a $321,000 reversal of credit losses for unfunded commitments. The provision expense during the year ended December 31, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $321,000 reversal of credit losses for unfunded commitments for the year ended December 31, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $46.8 million for the year ended December 31, 2023.

Allocation of Allowance for Credit Losses.

The following tables set forth the allowance for credit losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2023			December 31, 2022(1)
Loan Category	Amount of Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(In thousands)

Commercial real estate	$15,141	$1,079,751	53.3%	$12,199	$1,069,323	53.8%
Real estate mortgage:
Residential one-to-four family	2,161	612,315	30.3	3,657	589,503	29.6
Home equity	387	109,839	5.4	655	105,557	5.3
Commercial and industrial loans	2,537	217,447	10.7	3,160	219,848	11.0
Consumer loans	41	5,472	0.3	245	5,045	0.3
Unallocated	—	—	0.0	15	—	0.0
Total allowances for credit losses	$20,267	$2,024,824	100.0%	$19,931	$1,989,276	100.0%

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, beginning at January 1, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Investment Activities.

The primary objectives of the Bank’s securities portfolio are to provide liquidity and maximize income while preserving safety of principal. Secondary objectives include: providing collateral to secure local municipal deposits, the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors is responsible for establishing overall policy and reviewing performance of the Bank’s investments.

Under the Bank’s policy, acceptable portfolio investments include: United States Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage-backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), marketable equity securities, collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve stock and FHLB stock.

The Bank’s internal investment policy sets limits as a percentage of the total portfolio, identifies acceptable and unacceptable investment practices, and denotes approved security dealers. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

As of the balance sheet dates reflected in this annual report, HTM securities are carried at amortized cost and AFS securities are carried at fair value. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. The Company measures expected credit losses on HTM debt securities on a collective basis by security type and risk rating where available. Any expected credit losses on HTM securities would be presented as an allowance for credit loss.

In addition, ASC 326 made changes to the accounting for AFS debt securities. The Company measures expected credit losses on AFS debt securities based upon the gain or loss position of the security. If the Company does not expect to recover the entire amortized cost basis of an AFS debt security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the AFS debt security or it is more likely than not that the Company will be required to sell the AFS debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s income statement as a component of non-interest income, regardless of whether such gains and losses are realized.

Restricted Equity Securities.

At December 31, 2023 and December 31, 2022, the Company held $3.3 million and $2.9 million, respectively, of FHLB stock. This stock is classified as a restricted investment and carried at cost which management believes approximates the fair value. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At December 31, 2023 and December 31, 2022, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2023.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2023 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur. Weighted average yield is calculated using the amortized cost and yield to maturity of securities divided by the total amortized cost of the segment, and does not adjust for tax-equivalent basis for any tax-exempt obligations.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$—	—%	$—	—%	$14,924	1.25%	$—	—%	$14,924	$12,026	1.25%
State and municipal bonds	135	3.00	—	—	—	—	—	—	135	135	3.00
Corporate bonds	3,000	3.74	—	—	5,000	5.70	—	—	8,000	6,962	4.97
Total debt securities	3,135	3.71	—	—	19,924	2.37	—	—	23,059	19,123	2.55

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	1,001	2.42	886	1.64	134,646	1.91	136,533	112,557	1.91
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	6,689	1.64	6,689	5,435	1.64
Total mortgage-backed securities	—	—	1,001	2.42	886	1.64	141,335	1.90	143,222	117,992	1.90

Total available-for-sale	$3,135	3.71%	$1,001	2.42%	$20,810	2.34%	$141,335	1.90%	$166,281	$137,115	1.99%

Held-to-maturity:
Debt securities:
U.S. Treasury securities	$4,992	0.93%	$5,003	1.23%	$—	—%	$—	—%	$9,995	$9,450	1.08%
Total debt securities	4,992	0.93	5,003	1.23	—	—	—	—	9,995	9,450	1.08

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	—	—	213,375	2.29	213,375	178,242	2.29
Total mortgage-backed securities	—	—	—	—	—	—	213,375	2.29	213,375	178,242	2.29

Total held-to-maturity	$4,992	0.93%	$5,003	1.23%	$—	—%	$213,375	2.29%	$223,370	$187,692	2.24%

At December 31, 2023, the Company had $137.1 million in securities classified as AFS, $223.4 million in HTM, marketable equity securities of $196,000, and no securities classified as trading. Securities classified as AFS were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of shareholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as HTM or AFS do not affect our income, unless we determine there to be incurred credit losses for those securities in an unrealized loss position.

At December 31, 2023, the Company reported unrealized losses on the AFS securities portfolio of $29.2 million, or 17.5% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $32.2 million, or 18.0% of the amortized cost basis of the AFS securities at December 31, 2022. At December 31, 2023, the Company reported unrealized losses on the HTM securities portfolio of $35.7 million, or 16.0%, of the amortized cost basis of the HTM securities portfolio, compared to $39.2 million, or 17.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2022. As of December 31, 2023, management concluded that there were no incurred credit losses at December 31, 2023 as all unrealized losses were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

Deposits.

Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. The Company offers a wide variety of deposit products, including commercial, small business, nonprofit and municipal checking, money market and sweep accounts, as well as time deposits. A broad selection of competitive retail deposit products are also offered, including interest-bearing and noninterest-bearing checking, money market and savings accounts, as well as time deposits and individual retirement accounts, with terms on time deposits ranging from three months to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, and the Bank’s liquidity needs, volatility of existing deposits, asset/liability position and overall objectives regarding the growth and retention of relationships. We may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of our asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. There were $1.7 million in brokered deposits on the balance sheet at December 31, 2023 reported within time deposits. There were no brokered deposits on the balance sheet at December 31, 2022.

At December 31, 2023, uninsured deposits, defined as deposits that exceed the limits provided by the FDIC, were 27% of total deposits, compared to 31% of total deposits, at December 31, 2022.

Core deposits (which the Company defines as all deposits except time deposits) represented 71.5% of total deposits at December 31, 2023 and 81.5% at December 31, 2022. At December 31, 2023, time deposits with remaining terms to maturity of less than one year amounted to $596.3 million and $288.7 million, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2023, 2022 and 2021.

Cash Management Services.

In addition to the deposit products discussed above, commercial and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

IntraFi/CDARS.

We participate in the IntraFi Network which provides depositors with FDIC pass-through insurance. Depositors can open a reciprocal time deposit through the Certificate of Deposit Account Registry Service (“CDARS”) or an Insured Cash Sweep Service (“ICS”) account. We use CDARS and ICS to place client funds into time deposit accounts and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposits are eligible for FDIC insurance on the full amount of their deposits. The IntraFi Network allows for up to $250.0 million per customer of pass-through FDIC insurance. At December 31, 2023 and December 31, 2022, there were $28.7 million and $250,000, respectively, in CDARS deposits reported within time deposits, and $35.1 million and $3.2 million, respectively, in ICS accounts reflected within core deposits.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2023			2022			2021
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand deposits	$602,652	27.8%	—%	$647,971	28.6%	—%	$608,936	28.0%	—%
Interest-bearing checking	142,005	6.5	0.73	139,993	6.2	0.38	109,648	5.0	0.36
Regular savings	202,354	9.3	0.09	222,267	9.8	0.07	205,394	9.4	0.07
Money market	697,621	32.2	1.37	890,763	39.4	0.36	776,725	35.7	0.31
Total core deposits	1,644,632	75.8	0.65	1,900,994	84.0	0.20	1,700,703	78.1	0.17
Time deposits	524,827	24.2	3.03	363,258	16.0	0.41	477,067	21.9	0.53
Total deposits	$2,169,459	100.0%	1.23%	$2,264,252	100.0%	0.24%	$2,177,770	100.0%	0.25%

The following table sets forth the maturity of time deposits at the dates indicated:

	At December 31,
	2023			2022			2021
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Due within the year	$596,292	97.5%	3.81%	$288,697	70.1%	0.69%	$363,290	90.3%	0.34%
Over 1 year through 3 years	12,472	2.1	0.85	119,117	28.9	2.91	32,411	8.1	0.85
Over 3 years	2,588	0.4	0.05	3,876	1.0	0.14	6,279	1.6	0.31
Total time deposits	$611,352	100.0%	3.73%	$411,690	100.0%	1.33%	$401,980	100.0%	0.38%

The following table sets forth the uninsured portion of our core deposit accounts, by account type, at the dates indicated.

	At December 31,
	2023	2022	2021
	(Dollars in thousands)

Core deposits:(1)
Demand deposits	$156,646	$177,464	$194,735
Interest-bearing checking	64,097	105,644	104,985
Regular savings	2,243	3,218	76,753
Money market	226,536	303,898	309,739
Total core deposits	$449,522	$590,224	$686,212

The following table sets forth the uninsured portion of our time deposits, by remaining maturity.

At December 31, 2023
(Dollars in thousands)

Time deposits:(1)
3 months or less	$46,151
Over 3 months through 6 months	71,554
Over 6 months through 12 months	7,482
Over 12 months	232
Total time deposits	$125,419

_______________

(1)	Uninsured deposits for the periods indicated have been estimated using the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows:

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(In thousands)
3 months or less	$110,400	3.96%	$9,809	0.21%
Over 3 months through 6 months	55,540	4.31	11,021	0.37
Over 6 months through 12 months	30,357	4.51	35,820	1.60
Over 12 months	2,294	0.72	75,087	3.61
Total:	$198,591	4.10%	$131,737	2.54%

Other Sources of Funds.

In addition to deposits, other sources of funds include loan repayments, loan sales on the secondary market, interest and dividend income from investments, matured investments, borrowings from the FHLB and from correspondent banks, and issuance of securities.

Federal Home Loan Bank, Federal Reserve Bank of Boston and Other Borrowings.

The Company utilizes advances from the FHLB and the Federal Reserve Bank of Boston (“FRB”), as well as other funding sources, as part of our overall funding strategy, to meet short-term liquidity needs and to manage interest rate risk arising from the difference in asset and liability maturities.

The Bank is a member of the FHLB, which is part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2023.

On March 12, 2023, the FRB made available the Bank Term Funding Program (“BTFP”), which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During the year ended December 31, 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee.

At December 31, 2023, total borrowings increased $94.1 million, or 221.6%, from $42.6 million at December 31, 2022 to $136.7 million. Short-term borrowings decreased $25.3 million, or 61.1%, to $16.1 million, at December 31, 2023 compared to $41.4 million at December 31, 2022. Long-term borrowings increased $119.4 million, from $1.2 million at December 31, 2022, to $120.6 million at December 31, 2023, to replace deposit attrition. Long-term borrowings consisted of $30.6 million outstanding with the FHLB and $90.0 million outstanding under the FRB’s BTFP. There were no borrowings at the Federal Reserve at December 31, 2022.

Total short-term borrowings and long-term debt outstanding and weighted average rates at the periods indicated are presented below:

	December 31, 2023		December 31, 2022
	Balance Outstanding (In millions)	Weighted Average Rate	Balance Outstanding (In millions)	Weighted Average Rate

Short-term borrowings	$16.1	5.47%	$41.4	4.37%
Long-term debt	120.6	4.73	1.2	—
Total	$136.7	4.82%	$42.6	4.25%

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2023, the Bank had pledged $601.2 million of eligible collateral to support borrowing capacity at the FHLB of Boston. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2023, the Bank had immediate availability at the FHLB, including its overnight Ideal Way Line of Credit, to borrow an additional $535.6 million based on qualified collateral. At December 31, 2023, the Company had $23.6 million in available borrowing capacity under the BTFP and available borrowing capacity of $48.6 million from the Federal Reserve Discount Window.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2023 and 2022, the Company did not have any outstanding advances under the facility.

In addition, the Company has an available line of credit of $48.6 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

The following table lists FHLB and FRB liquidity information as of December 31, 2023:

	At December 31, 2023
	Total Available Borrowing Capacity	Required Collateral on Balance Outstanding	Net Available Borrowing Capacity
	(In millions)

FHLB(1)	$601.2	$65.6	$535.6
FRB BTFP	113.6	90.0	23.6
FRB Discount Window	48.6	—	48.6
Total	$763.4	$155.6	$607.8

________________

(1)	FHLB required collateral includes short and long-term advances, FHLB letters of credit and Ideal Way Line of Credit availability.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. At December 31, 2023, the Company had a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of December 31, 2023 and December 31, 2022, there were no advances outstanding under these lines.

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

In addition, under the current general risk-based capital rules, the effects of accumulated other comprehensive income or loss (“AOCI”) items included in shareholders’ equity (for example, marks-to-market of securities held in the AFS portfolio) under generally accepted accounting principles in the United States of America (“GAAP”) are reversed for the purposes of determining regulatory capital ratios. Under the Capital Rules, the effects of certain AOCI items are not excluded; however, banking organizations not using advanced approaches, were permitted to make a one-time permanent election to continue to exclude these items in January 2015. The Company and the Bank made this election.

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

The Bank is subject to the Capital Rules as well. The Company and the Bank are each in compliance with the targeted capital ratios under the Capital Rules at December 31, 2023.

In September 2019, the Office of the Comptroller of the Currency, the Federal Reserve Board and the FDIC adopted a final rule that was intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA (as defined below) purposes. The Company and the Bank evaluated the simplified Capital Rules to determine our adoption status for the applicable filings periods beginning in 2020 and decided not to opt in to the community bank leverage ratio framework.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2023, the Bank was “well-capitalized” under the PCA framework.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2023, we were in compliance with these limitations on loans to one borrower.

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

“Qualified thrift investments” include certain assets that are includable without limit, such as residential and manufactured housing loans, home equity loans, education loans, small business loans, credit card loans, mortgage backed securities, FHLB stock and certain U.S. government obligations. In addition, certain assets are includable as “qualified thrift investments” in an amount up to 20% of portfolio assets, including certain consumer loans and loans in “credit-needy” areas.

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

Consumer Protection and CFPB Supervision.

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating the CFPB, an independent federal agency responsible for implementing, enforcing, and examining compliance with federal consumer financial laws. As Western New England Bancorp has less than $10 billion in total consolidated assets, the OCC continues to exercise primary examination authority over the Bank with regard to compliance with federal consumer financial laws and regulations. Under the Dodd-Frank Act, state attorneys general are also empowered to enforce rules issued by the CFPB.

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

Federal Home Loan Bank System.

The Bank is a member of the FHLB, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2023. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

Reserve Requirements.

FRB regulations authorize the Federal Reserve Board to require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts). The Bank’s required reserves can be in the form of vault cash. If vault cash does not fully satisfy the required reserves, they may be satisfied in the form of a balance maintained with the FRB. Currently, there is no reserve requirement because the Federal Reserve Board reduced the reserve requirement to zero percent.

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

Incentive Compensation.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC most recently proposed such regulations in 2016. The regulations have not yet been finalized, but it is expected that this rulemaking will be a priority in 2024. If the regulations are adopted in the form initially proposed or a similar form, they will restrict the manner in which executive compensation is structured.

The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012, 2017, and 2023 Annual Meeting of Shareholders, Western New England Bancorp’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Western New England Bancorp annually. In light of the results, the Western New England Bancorp Board of Directors determined to hold the vote annually.

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

In particular, the Company may face the following risks in connection with the economic or market environment:

●	The Company’s and the Bank’s ability to borrow from other financial institutions or to access the debt of equity capital markets on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by ratings agencies and deteriorating investor expectations.

●	The Company faces increased regulation of the banking and financial services industry. Compliance with such regulation may increase its costs and limit its ability to pursue business opportunities. The regulators of the Company and the Bank are increasingly focused on liquidity and other risks after the bank failures of 2023.

●	Lowered consumer and business confidence levels that could result in declines in credit usage, adverse changes in payment patterns and increases in loan delinquencies and default rates, which management expects would adversely impact the Bank’s charge-offs and provision for loan losses.

●	Market developments may adversely affect the Bank’s securities portfolio by causing other-than-temporary-impairments, prompting write-downs and securities losses.

●	Competition in banking and financial services industry could intensify as a result of the increase consolidation of financial services companies in connection with current market conditions or otherwise.

●	The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches the Company uses to select, manage, and underwrite its customers become less predictive of future behaviors.

●	The Company could suffer decreases in demand for loans or other financial products and services or decreased deposits or other investments in accounts with the Company.

●	The value of loans and other assets or collateral securing loans may decrease.

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

Interest Rate Volatility Could Adversely Affect Our Results of Operations and Financial Condition. We cannot predict or control changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. In response to the economic conditions resulting from the COVID-19 pandemic, the Federal Reserve Board’s target Fed Funds Rate was reduced to nearly 0% in March 2020. However, in a series of actions to combat rising inflation that began in March 2022, the Federal Reserve Board raised the Fed Funds Rate to 4.50% - 4.75% as of February 1, 2023. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets.

The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 86.2% of total revenues in 2023. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. In addition, we rely on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our financial condition and results of operations.

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

Inflation Can Have an Adverse Impact on the Company’s Business and its Customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Inflation continued at elevated levels in 2023 and inflationary pressures may remain elevated in 2024. Additionally, the Federal Reserve has raised certain benchmark interest rates in response to this elevated inflation. As discussed above, changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

The Company’s Allowance for Credit Losses May Not be Adequate to Cover Loan Losses, Which Could Have a Material Adverse Effect on the Company’s Business, Financial Condition and Results of Operations. A significant source of risk for the Company arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loan agreements. Most loans originated by the Bank are secured, but some loans are unsecured based upon management’s evaluation of the creditworthiness of the borrowers. With respect to secured loans, the collateral securing the repayment of these loans principally includes a wide variety of real estate, and to a lesser extent personal property, either of which may be insufficient to cover the obligations owed under such loans.

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

The Company maintains an allowance for credit losses, which is established through a provision for credit losses charged to earnings that represents management’s estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries.

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

The allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and trends, all of which may undergo material changes. In addition, bank regulatory agencies periodically review the Company’s allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments that differ from those of the Company’s management. While the Company strives to carefully monitor credit quality and to identify loans that may become nonperforming, it may not be able to identify deteriorating loans before they become nonperforming assets, or be able to limit losses on those loans that have been identified to be nonperforming. On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaced the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The adoption of this ASU did not have a material adverse effect on the Company’s financial condition and results of operation.

Increases in the Company’s Nonperforming Assets Could Adversely Affect the Company’s Results of Operations and Financial Condition in the Future. Nonperforming assets adversely affect net income in various ways. While the Company pays interest expense to fund nonperforming assets, no interest income is recorded on nonaccrual loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company’s FDIC risk based deposit insurance premium rate. The resolution of nonperforming assets requires significant time commitments from management and staff. The Company may experience further increases in nonperforming loans in the future, and nonperforming assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s Investments are Subject to Interest Rate Risks, Credit Risk and Liquidity Risk and Declines in Value in its Investments May Require the Company to Record Impairment Charges That Could Have a Material Adverse Effect on the Company’s Results of Operations and Financial Condition. There are inherent risks associated with the Company’s investment activities, many of which are beyond the Company’s control. These risks include the impact from changes in interest rates, weakness in real estate, municipalities, government-sponsored enterprises, or other industries, the impact of changes in income tax rates on the value of tax-exempt securities, adverse changes in regional or national economic conditions, and general turbulence in domestic and foreign financial markets, among other things. These conditions could adversely impact the fair market value and/or the ultimate collectability of the Company’s investments. In addition to fair market value impairment, carrying values may be adversely impacted due to a fundamental deterioration of the individual municipality, government agency, or corporation whose debt obligations the Company owns or of the individual company or fund in which the Company has invested.

If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Any impairment charges, depending upon the magnitude of the charges, could have a material adverse effect on the Company’s financial condition and results of operations.

We Depend Primarily on Net Interest Income for our Earnings Rather Than Fee Income. Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2023, 2022 and 2021, our net interest income was $67.9 million, $79.2 million, and $73.2 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Events Similar to the COVID-19 Pandemic Could Adversely Affect our Business Activities, Financial Condition, and Results of Operations. The occurrence of events which adversely affect the global, national and regional economies, like the COVID-19 pandemic, may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control may therefore negatively impact our business and financial condition. A public health crisis such as the COVID-19 pandemic is no exception, and its adverse health and economic effects may adversely impact our business and financial condition.

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

The Bank’s Reliance on Brokered and Reciprocal Deposits Could Adversely Affect its Liquidity and Operating Results. Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2023, the Bank had $1.7 million in brokered time deposits. One of the Bank’s sources for deposits is CDARS. At December 31, 2023, the Bank has $28.7 million in CDARS reciprocal deposits and $35.1 million in Insured Cash Sweep or ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity. The Company’s external wholesale funding sources include borrowing capacity at the FHLB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company’s stock or issuance of debt. If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth. In particular, regulators are increasingly focused on liquidity risk after the bank failures of 2023. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

We Operate In a Highly-Regulated Environment That is Subject to Extensive Government Supervision and Regulation, Which May Interfere With Our Ability to Conduct Business and May Adversely Impact the Results of our Operations. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the interests of stockholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. In particular, regulators are increasingly focused on liquidity risk after the bank failures of 2023. The Company is subject to extensive federal and state supervision and regulation that govern nearly all aspects of our operations and can have a material impact on our business. Federal banking agencies have significant discretion regarding the supervision, regulation and enforcement of banking laws and regulations.

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

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals’ access to a broad audience of consumers and other interested persons. Many social media platforms immediately publish the content their subscribers and participants’ post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Bank’s interests and/or may be inaccurate. The dissemination of information online could harm the Bank’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Bank an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Bank’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees, directors and customers. The inappropriate use of social media by the Bank’s customers, directors or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Bank’s reputation adversely affecting customer or investor confidence.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM C.	CYBERSECURITY

Risk Management & Strategy

The Company uses an enterprise risk management and financial framework to oversee its risks, including risks from cybersecurity incidents, as further described below. The Company’s information technology & cybersecurity risk management is a continuous process that includes identification, assessment, classification, and management of threats that could adversely impact our ability to maintain the integrity of Bank data and systems, prevent unauthorized access to confidential data and Bank systems, and achieve the Company’s operational, financial, reputational, legal and regulatory compliance requirements or objectives. Please see Item 1A. Risk Factors – Risks Related to Cybersecurity and Data Privacy – “We Face Cybersecurity Risks and Risks Associated With Security Breaches Which Have the Potential to Disrupt Our Operations, Cause Material Harm to Our Financial Condition, Result in Misappropriation of Assets, Compromise Confidential Information and/or Damage Our Business Relationships and Can Provide No Assurance That the Steps We and Our Service Providers Take in Response to These Risks Will Be Effective” for our disclosures regarding the most pertinent risks we may experience from cybersecurity threats.

The Bank has a management-level Strategic Technology Oversight Committee (the “TOC”). Members of the TOC include the Bank’s Information Security Officer (the “ISO”), the Chief Information Officer as well as representatives of each department, including Senior Officers and/or their designees. The TOC reviews the status of various tactical and strategic projects; cybersecurity, availability and performance metrics; IT policies and IT Risk Assessment results to monitor the extent of risk, evaluate the effectiveness of mitigating controls in place and ensure the level of risk remains within tolerance through acceptance, or further mitigation, transfer or elimination of the risk.

Additionally, the Bank has an ISO Metrics Oversight Committee (the “ISO Metrics Committee”) which meets on a monthly basis with a focus on cybersecurity. Members of the ISO Metrics Committee include the ISO, the Chief Information Officer, the Chief Risk Officer, as well as members of the information technology team involved with cybersecurity and infrastructure. The function of the ISO Metrics Committee is to review monthly cybersecurity metrics to support discussion of cyber threats, cyber risk trends, and risk mitigation.

All employees participate in cybersecurity and social engineering training. The Board also receives formal training annually. The Bank conducts social engineering tests for employees, such as phishing tests, throughout the year. We consider employee awareness and training to be a critical component of the Bank’s cybersecurity program.

Third-party relationships, including vendor relationships, can offer the Bank a variety of opportunities to enhance its product and servicing offerings along with facilitating operational functions or business activities. Outsourcing processes or functions does not diminish the Bank’s responsibility to ensure that the third-party activity is conducted in a safe and sound manner and in compliance with applicable laws, regulations, and internal policies. Oversight for the potential risks of third-party relationships lies with the Bank’s management and the Board of Directors.

The Bank maintains a third-party risk management oversight program to effectively assess, measure, monitor and control the risks associated with vendor relationships. The Bank manages its third-party relationships through the use of informed risk assessments, due-diligence reviews, and ongoing oversight and monitoring. Information security and cybersecurity risks are included as elements in the third-party risk management process and are assessed for vendor relationships with access to confidential Bank or customer data.

The Bank uses industry standard assessment frameworks as part of its overall cybersecurity risk assessment. Industry standard assessment frameworks are used to evaluate the effectiveness of the Bank’s mitigating controls and support initiatives to achieve continuous improvements in the efficacy of the control environment. The Bank’s TOC and Enterprise Risk Management framework provide ongoing oversight and governance of technology and cybersecurity risk management activities to ensure alignment with the Bank’s risk appetite. Independent audits are performed periodically to review the Bank’s mitigating controls as well as to conduct penetration testing of the Bank’s internal and external systems to help assess the effectiveness of the Bank’s security controls. Additionally, on an annual basis, an independent auditor tests our employees’ awareness of and resilience to various social engineering tactics to provide independent verification and to augment the Bank’s internal testing. Results of the audits are reported through the Bank’s Audit Committee, and ultimately to the Bank’s Board of Directors.

The Bank also has a relationship with a third-party Security Operations Center that provides continuous monitoring of all traffic in our environment for anomalies as well as services, as needed, to assist in conducting forensic analysis, correlation and remediation activities for any potential indications of compromise.

Governance

The Finance and Risk Management Committee is a standing committee of the Board formed in January 2014 to assist the Board and the Executive Committee of the Board in fulfilling their responsibility with respect to the oversight of the Company’s (1) enterprise risk management and financial framework, including all risks associated therewith, including risks related to cyber incidents and (2) policies and practices relating to financial matters, including but not limited to, capital, liquidity and financing, as well as to merger, acquisition and divestiture activity. The Finance and Risk Management Committee reports to the Board regarding the Company’s risk profile, as well as its enterprise risk management framework, including the significant policies and practices employed to manage such risks, as well as the overall adequacy of the enterprise risk management function.

Material risks and results from any industry standard risk assessments parties, including any recommendations to further mitigate, transfer or eliminate risk(s) if applicable, are reported annually to the TOC, as well as to the Board’s Finance and Risk Management Committee, who then reports the results to the Bank’s Board of Directors. Further, these results are included in the Board’s annual Information Security Program Report.

Technology and cybersecurity risk metrics are two of the Bank’s primary categorical risks defined in the Bank’s enterprise risk management framework. The Enterprise Risk Management Dashboard, which includes ongoing monitoring of technology and cybersecurity risks, is presented to the Finance and Risk Management Committee and to the Bank’s Board of Directors on a tri-annual basis. In addition, reports on the monitoring of third-party relationships, particularly critical relationships, are presented to the Finance and Risk Management Committee and to the Bank’s Board of Directors.

The Bank’s Board of Directors, through the Finance and Risk Management Committee, has oversight of cybersecurity incident disclosures, if applicable. The Finance and Risk Management Committee shall annually review with Management the Company’s Business Continuity Plan (the “BCP”), the BCP Policy, BCP testing results and the Company’s Pandemic Plan and Cyber Incident Response Plan and programs, including escalation protocols with respect to the prompt reporting of material cyber incidents to the Finance and Risk Management Committee and the Bank’s Board of Directors. The Finance and Risk Management Committee shall further review with Management and report to the Bank’s Board of Directors any cyber incident disclosure reports to or from regulators with respect thereto, and the root cause and remediation and enhancement efforts with respect thereto.

The Bank’s information technology team maintains and develops their knowledge through various business, technical and cybersecurity-related programs, certificates and degrees, including a senior member of the team with a Master’s Degree in Business and another team member with a Master’s Degree in Cybersecurity Management. Collectively, the senior members of the information technology team have a combined 75 years of experience in technology and cybersecurity, and the information technology team collectively holds and maintains continuing education in various technology and cybersecurity certification areas. The Bank’s ISO holds the designation of Certified Cyber Crimes Investigator from the IAFCI and also maintains continuing education related to cybersecurity.

ITEM 2.	PROPERTIES.

The Company currently conducts business through our twenty-five banking offices, ten free-standing ATMs and an additional fourteen free-standing and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. The following table sets forth certain information regarding our properties as of December 31, 2023. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $25.6 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2028

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2024

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2027

1500 Main Street Springfield, MA	Leased	2006	2028

Location	Ownership	Year Opened	Year of Lease or License Expiration
1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

237 South Westfield Street Feeding Hills, MA	Leased	2009	2028

12 East Granby Road Granby, CT	Owned	2021	N/A

47 Palomba Drive Enfield, CT	Leased	2014	2024

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street (1) Springfield, MA	Owned	2008	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2032

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs(2):
516 Carew Street Springfield, MA	Leased	2002	2024

1000 State Street Springfield, MA	Leased	2003	2024

788 Memorial Avenue West Springfield, MA	Leased	2006	2025

2620 Westfield Street West Springfield, MA	Tenant at will	2006	N/A

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	N/A

98 Lower Westfield Road Holyoke, MA	Leased	2010	2025

Westfield State University 577 Western Avenue Westfield, MA
Ely Hall	Tenant at will	2010	N/A
Wilson Hall	Tenant at will	2010	N/A

208 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	N/A

291 Springfield Street Chicopee, MA	Tenant at will	2015	N/A

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2026

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2028

701 Center Street Chicopee, MA	Tenant at will	2015	N/A

627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

26 Central Street West Springfield, MA	Tenant at will	2021	N/A

1144 Southampton Road Westfield, MA	Leased	2022	2027

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA
Better Living Center	Leased	2011	2026
Better Living Center	Leased	2011	2026
Better Living Center (Door 6)	Leased	2011	2026
Big E Coliseum	Leased	2015	2026
Big E Young Building	Leased	2011	2026
Big E Mallary Complex	Leased	2011	2026

_____________________________

(1)	The parking lot on this property is leased. The lease expires in 2028.

(2)	Thirty-three of the Bank’s ATMs are seasonal and not listed individually above. Thirty-two of the seasonal ATMs are located on the Big E grounds during events and one additional ATM is located in Westfield.

ITEM 3.	LEGAL PROCEEDINGS.

During the fiscal year ended December 31, 2023, except as set forth below, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant, other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations financial condition or results of operations.

In the fourth quarter of 2023, the Company reached an agreement to settle two (2) purported class action lawsuits concerning the Company’s deposit products and related disclosures, specifically involving overdraft fees and insufficient funds fees.

The matters, which asserted claims for breach of contract including the covenant of good faith and fair dealing against the Company, were filed in the Massachusetts Superior Court, County of Suffolk, on June 10, 2022 and July 29, 2022, respectively. Also in March 2022, the Company received from the named plaintiff in one of the putative class action lawsuits a demand letter pursuant to the Massachusetts Consumer Protection Act, M.G.L Ch. 93A (“Chapter 93A”). The demand letter sought restitution and debt forgiveness for the named plaintiff and the putative class, plus double or treble damages and reasonable attorneys’ fees, as may be allowed under Chapter 93A. The Bank retained outside litigation counsel in these matters, and discussions to find a mutually acceptable resolution, including an arms-length mediation before a neutral mediator, proceeded between the parties.

On January 5, 2024, the cases were refiled as a single action in federal court in Massachusetts, where the plaintiffs have moved for preliminarily approval of a class settlement, under which the Bank expects to pay damages of approximately $510,000 in exchange for the dismissal with prejudice and release of all claims that were or could have been asserted in the putative class action lawsuits on behalf of the plaintiffs and all putative settlement class members. The proposed settlement remains subject to preliminary court approval, notice to class members, and final court approval. The $510,000 in settlement expense was included in non-interest expense in the Company’s Consolidated Statements of Net Income for the year ended December 31, 2023.

ITEM 4.	MINE SAFETY DISCLOSURES.

not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2023, there were 21,666,807 shares of the Company’s common stock outstanding by approximately 1,921 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1 - 31, 2023	228,427	7.08	228,427	423,012
November 1 - 30, 2023	16,412	7.31	16,412	406,600
December 1 - 31, 2023(2)	15,596	8.95	—	406,600
Total	260,435	7.20	244,839	406,600

___________________________

(1)	On July 26, 2022, the Board of Directors approved an additional stock repurchase plan authorizing the Company to purchase up to 1,100,000 shares, or 5%, of its outstanding common stock.

(2)	Repurchase of 15,596 shares related to tax obligations for shares of restricted stock that vested on December 31, 2023 under our 2014 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 4, 2024.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2018 to December 31, 2023, to the total return by an investor who invested $100.00 in the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index

		Period Ending
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Western New England Bancorp, Inc.	100.00	97.97	72.50	94.38	104.75	103.62
S&P U.S. Banks $1 Billion - $5 Billion	100.00	124.65	112.84	152.84	137.84	139.95
S&P U.S. BMI Banks New England Region Index	100.00	118.96	103.03	143.80	131.71	121.68
NASDAQ Bank Index	100.00	124.38	115.04	164.44	137.65	132.92

ITEM 6.	SELECTED FINANCIAL DATA.

[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K. Management’s discussion focuses on 2023 results compared to 2022. For a discussion of 2022 results compared to 2021, refer to Part II, Item 7 of our Annual Report filed on Form 10-K, which was filed with the SEC on March 10, 2023.

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value, pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the year ended December 31, 2023 in the context of this strategy.

For the twelve months ended December 31, 2023, net income was $15.1 million, or $0.70 diluted earnings per share, compared to net income of $25.9 million, or $1.18 diluted earnings per share, for the twelve months ended December 31, 2022. The results for the twelve months ended December 31, 2023 showed decreases in net interest income and non-interest income, as well as increases in non-interest expense and the provision for credit losses.

During the twelve months ended December 31, 2023, net interest income decreased $11.3 million, or 14.3%, to $67.9 million, compared to $79.2 million for the twelve months ended December 31, 2022. The decrease in net interest income was due to an increase in interest expense of $26.5 million, partially offset by an increase in interest and dividend income of $15.2 million, or 17.7%.

During the twelve months ended December 31, 2023, the Company recorded a provision for credit losses of $872,000 under the CECL model, compared to a provision for credit losses of $700,000 during the twelve months ended December 31, 2022 under the incurred loss model. The increase in reserves was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology.

General.

Our consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest income includes service fees and charges, income on bank-owned life insurance, gains on sales of mortgages, gains on non-marketable equity investments and gains (losses) on securities. Non-interest expense includes salaries and employee benefits, occupancy expenses, data processing, advertising expense, FDIC insurance assessment, professional fees and other general and administrative expenses.

Critical Accounting Policies.

Our accounting policies are disclosed in Note 1 to our consolidated financial statements. Given our current business strategy and asset/liability structure, the more critical policy is the allowance for credit losses and provision for credit losses. In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on this accounting policy is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of this accounting policy and the related disclosures with the Audit Committee of our Board of Directors.

The process of evaluating the loan portfolio, classifying loans and determining the allowance and provision is described in detail in Part I under “Business – Lending Activities - Allowance for Credit Losses.” On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as CECL methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and HTM debt securities. In addition, ASC 326 made changes to the accounting for AFS debt securities.

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

The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

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

Although management believes it has established and maintained the allowance for credit losses at adequate levels for the current economic environment and supportable forecast period, if management’s assumptions and judgments prove to be incorrect due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology, and the allowance for credit losses is not adequate to absorb forecasted losses, our earnings and capital could be significantly and adversely affected.

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

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2023, 2022 and 2021. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2023			2022			2021
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,006,166	$91,640	4.57%	$1,953,527	$77,758	3.98%	$1,887,926	$74,620	3.95%
Securities(2)	368,201	8,371	2.27	407,444	8,299	2.04	319,778	5,398	1.69
Other investments - at cost	12,425	558	4.49	10,289	177	1.72	10,242	115	1.12
Short-term investments(3)	20,459	1,021	4.99	25,712	191	0.74	111,931	139	0.12
Total interest-earning assets	2,407,251	101,590	4.22	2,396,972	86,425	3.61	2,329,877	80,272	3.45
Total non-interest-earning assets	155,511			152,941			147,980
Total assets	$2,562,762			$2,549,913			$2,477,857

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$142,005	1,041	0.73	$139,993	530	0.38	$109,648	399	0.36
Savings accounts	202,354	181	0.09	222,267	161	0.07	205,394	154	0.07
Money market accounts	697,621	9,529	1.37	890,763	3,187	0.36	776,725	2,412	0.31
Time deposits	524,827	15,898	3.03	363,258	1,474	0.41	477,067	2,543	0.53
Total interest-bearing deposits	1,566,807	26,649	1.70	1,616,281	5,352	0.33	1,568,834	5,508	0.35
Short-term borrowings and long-term debt	135,532	6,560	4.84	31,556	1,344	4.26	38,294	1,164	3.04
Interest-bearing liabilities	1,702,339	33,209	1.95	1,647,837	6,696	0.41	1,607,128	6,672	0.42
Non-interest-bearing deposits	602,652			647,971			608,936
Other non-interest-bearing liabilities	24,885			35,615			39,108
Total non-interest-bearing liabilities	627,537			683,586			648,044
Total liabilities	2,329,876			2,331,423			2,255,172
Total equity	232,886			218,490			222,685
Total liabilities and equity	$2,562,762			$2,549,913			$2,477,857
Less: Tax-equivalent adjustment(2)		(472)			(497)			(424)
Net interest and dividend income		$67,909			$79,232			$73,177
Net interest rate spread(4)			2.25%			3.18%			3.01%
Net interest rate spread, on a tax-equivalent basis(5)			2.27%			3.20%			3.03%
Net interest margin(6)			2.82%			3.31%			3.14%
Net interest margin, on a tax-equivalent basis(7)			2.84%			3.33%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			141.41%			145.46%			144.97%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for 2023, 2022 and 2021. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Year Ended December 31, 2023 Compared to Year Ended December 31, 2022			Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(In thousands)			(In thousands)
Loans (1)	$2,095	$11,787	$13,882	$2,593	$545	$3,138
Investment securities (1)	(799)	871	72	1,480	1,421	2,901
Other investments - at cost	37	344	381	1	60	61
Short-term investments	(39)	869	830	(107)	159	52
Total interest-earning assets	1,294	13,871	15,165	3,967	2,185	6,152

Interest-bearing liabilities
Interest-bearing checking accounts	8	503	511	110	21	131
Savings accounts	(14)	34	20	13	(6)	7
Money market accounts	(691)	7,033	6,342	354	421	775
Time deposits	656	13,768	14,424	(607)	(462)	(1,069)
Short-term borrowing and long-term debt	4,428	788	5,216	(205)	385	180
Total interest-bearing liabilities	4,387	22,126	26,513	(335)	359	24
Change in net interest and dividend income	$(3,093)	$(8,255)	$(11,348)	$4,302	$1,826	$6,128

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2023, 2022 and 2021. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

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

	For the twelve months ended
	12/31/2023	12/31/2022	12/31/2021
	(In thousands)

Loans (no tax adjustment)	$91,169	$77,264	$74,200
Tax-equivalent adjustment (1)	471	494	420
Loans (tax-equivalent basis)	$91,640	$77,758	$74,620

Securities (no tax adjustment)	$8,370	$8,296	$5,394
Tax-equivalent adjustment (1)	1	3	4
Securities (tax-equivalent basis)	$8,371	$8,299	$5,398

Net interest income (no tax adjustment)	$67,909	$79,232	$73,177
Tax equivalent adjustment (1)	472	497	424
Net interest income (tax-equivalent basis)	$68,381	$79,729	$73,601

Net interest income (no tax adjustment)	$67,909	$79,232	$73,177
Less:
Purchase accounting adjustments	(50)	175	(55)
Prepayment penalties and fees	64	281	181
PPP fee income	99	728	6,769
Adjusted net interest income (non-GAAP)	$67,796	$78,048	$66,282

Average interest-earning assets	$2,407,251	$2,396,972	$2,329,877
Average interest-earnings asset, excluding average PPP loans	$2,405,525	$2,391,252	$2,219,286
Net interest margin (no tax adjustment)	2.82%	3.31%	3.14%
Net interest margin, tax-equivalent	2.84%	3.33%	3.16%
Adjusted net interest margin, excluding purchase accounting adjustments, PPP fee income and prepayment penalties (non-GAAP)	2.82%	3.26%	2.99%

	At or for the twelve months ended
	12/31/2023	12/31/2022	12/31/2021
	(In thousands)

Book Value per Share (GAAP)	$10.96	$10.27	$9.87
Non-GAAP adjustments:
Goodwill	(0.58)	(0.56)	(0.55)
Core deposit intangible	(0.08)	(0.10)	(0.11)
Tangible Book Value per Share (non-GAAP)	$10.30	$9.61	$9.21

Income Before Income Taxes (GAAP)	$19,584	$34,629	$31,724
Non-GAAP adjustments:
Provision for (reversal of) credit losses	872	700	(925)
PPP Income	(99)	(728)	(6,769)
Gain on bank-owned life insurance death benefit	(778)	-	—
Loss (gain) on defined benefit plan termination	1,143	(2,807)	—
Income Before Taxes, Provision, PPP Income, Bank-Owned Life Insurance Death Benefit and Defined Benefit Termination (non-GAAP)	$20,722	$31,794	$24,030

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$58,350	$57,235	$54,942
Non-GAAP adjustments:
Loss on prepayment of borrowings	—	—	(45)
Non-interest Expense for Adjusted Efficiency Ratio (non-GAAP)	$58,350	$57,235	$54,897

Net Interest Income (GAAP)	$67,909	$79,232	$73,177

Non-interest Income (GAAP)	$10,897	$13,332	$12,564
Non-GAAP adjustments:
Loss on disposal of premises and equipment	3	—	—
Loss on securities, net	—	4	72
Unrealized losses on marketable equity securities	1	717	168
Loss on interest rate swap termination	—	—	402
Gain on bank-owned life insurance death benefit	(778)	—	—
Gain on non-marketable equity investments	(590)	(422)	(898)
Loss (gain) on defined benefit plan termination	1,143	(2,807)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$10,676	$10,824	$12,308
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$78,585	$90,056	$85,485

Efficiency Ratio (GAAP)	74.04%	61.83%	64.08%

Adjusted Efficiency Ratio (Non-interest Expense for Adjusted Efficiency Ratio (non-GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	74.25%	63.55%	64.64%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2023, 2022 and 2021.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022.

At December 31, 2023, total assets were $2.6 billion, an increase of $11.4 million, or 0.4%, from December 31, 2022. The balance sheet composition and changes since December 31, 2022 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $28.8 million, or 1.1% of total assets, at December 31, 2023 and $30.3 million, or 1.2% of total assets, at December 31, 2022. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments.

At December 31, 2023, the AFS and HTM securities portfolio represented 14.1% of total assets compared to 14.8% at December 31, 2022. At December 31, 2023, the Company’s AFS securities portfolio, recorded at fair market value, decreased $9.9 million, or 6.7%, from $147.0 million at December 31, 2022 to $137.1 million. The HTM securities portfolio, recorded at amortized cost, decreased $6.8 million, or 3.0%, from $230.2 million at December 31, 2022 to $223.4 million at December 31, 2023. The marketable equity securities portfolio decreased $6.0 million, or 96.9%, from $6.2 million at December 31, 2022 to $196,000 at December 31, 2023. The decrease in the AFS and HTM securities portfolios was primarily due to amortization and payoffs recorded during the twelve months ended December 31, 2023.

At December 31, 2023, the Company reported unrealized losses on the AFS securities portfolio of $29.2 million, or 17.5% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $32.2 million, or 18.0% of the amortized cost basis of the AFS securities at December 31, 2022. At December 31, 2023, the Company reported unrealized losses on the HTM securities portfolio of $35.7 million, or 16.0%, of the amortized cost basis of the HTM securities portfolio, compared to $39.2 million, or 17.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2022.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $3.2 million and $2.9 million at December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023 and 2022, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

At December 31, 2023, total loans increased $35.9 million, or 1.8%, to $2.0 billion from December 31, 2022. Residential real estate loans, including home equity loans, increased $27.1 million, or 3.9%, commercial real estate loans increased $10.4 million, or 1.0%, and commercial and industrial loans decreased $2.4 million, or 1.1%.

Bank-Owned Life Insurance ("BOLI").

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $75.1 million and $74.6 million at December 31, 2023 and 2022, respectively.

Deposits.

At December 31, 2023, total deposits decreased $85.7 million, or 3.8%, from December 31, 2022, to $2.1 billion at December 31, 2023, due to industry-wide pressures and a competitive market for deposits. Core deposits, which the Company defines as all deposits except time deposits, decreased $285.4 million, or 15.7%, from $1.8 billion, or 81.5% of total deposits, at December 31, 2022, to $1.5 billion, or 71.5% of total deposits, at December 31, 2023. Money market accounts decreased $166.7 million, or 20.8%, to $634.4 million, non-interest-bearing deposits decreased $65.9 million, or 10.2%, to $579.6 million, savings accounts decreased $35.0 million, or 15.7%, to $187.4 million and interest-bearing checking accounts decreased $17.7 million, or 11.9%, to $131.0 million. Time deposits increased $199.7 million, or 48.5%, from $411.7 million at December 31, 2022 to $611.4 million at December 31, 2023. Brokered time deposits, which are included in time deposits, totaled $1.7 million at December 31, 2023. The Company did not have any brokered deposits at December 31, 2022. At December 31, 2023, the Bank’s uninsured deposits represented 26.8% of total deposits, compared to 30.8% at December 31, 2022.

Borrowed Funds.

At December 31, 2023, total borrowings increased $94.3 million, or 151.5%, from $62.2 million at December 31, 2022 to $156.5 million. Short-term borrowings decreased $25.3 million, or 61.1%, to $16.1 million, compared to $41.4 million at December 31, 2022. Long-term borrowings increased $119.5 million, from $1.2 million at December 31, 2022, to $120.6 million at December 31, 2023, to replace deposit attrition. Long-term borrowings consisted of $30.6 million outstanding with the FHLB and $90.0 million outstanding under the FRB’s BTFP. At December 31, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes.

Shareholders’ Equity.

At December 31, 2023, shareholders’ equity was $237.4 million, or 9.3% of total assets, compared to $228.1 million, or 8.9% of total assets, at December 31, 2022. The increase was primarily attributable to net income of $15.1 million, partially offset by a decrease in accumulated other comprehensive loss of $3.3 million, $5.0 million for the repurchase of common stock and cash dividends paid of $6.1 million. At December 31, 2023, total shares outstanding were 21,666,807.

The Company’s book value per share was $10.96 at December 31, 2023 compared to $10.27 at December 31, 2022, while tangible book value per share, a non-GAAP financial measure, increased $0.69, or 7.2%, from $9.61 at December 31, 2022 to $10.30 at December 31, 2023. The Company had no incurred credit losses in its investment portfolio in 2023 or 2022. Tangible book value is a Non-GAAP measure. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.” As of December 31, 2023, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

Pension Plan.

The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Plan (the “DB Plan”) on October 31, 2022, subject to required regulatory approval. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB Plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, during the three months ended December 31, 2022, the Company recorded a gain on curtailment of $2.8 million through non-interest income. During the twelve months ended December 31, 2023, the Company made an additional cash contribution of $1.3 million in order to fully fund the DB Plan on a plan termination basis. In addition, for those participants who did not opt for a one-time lump sum payment, the Company funded $6.3 million to purchase a group annuity contract to transfer its remaining liabilities under the DB Plan. During the twelve months ended December 31, 2023, the Company recognized the final termination expense of $1.1 million related to the DB Plan termination, which was recorded through non-interest income.

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

The Company provides a wide range of investment advisory and wealth management services through Westfield Investment Services through LPL Financial, a third-party broker-dealer. Investment assets under management increased $19.6 million, or 12.9%, to $172.1 million as of December 31, 2023, from $152.5 million as of December 31, 2022.

Comparison of Operating Results for Years Ended December 31, 2023 and 2022.

General.

For the twelve months ended December 31, 2023, the Company reported net income of $15.1 million, or $0.70 per diluted share, compared to $25.9 million, or $1.18 per diluted share, for the twelve months ended December 31, 2022. Return on average assets and return on average equity were 0.59% and 6.47% for the twelve months ended December 31, 2023, respectively, compared to 1.02% and 11.85% for the twelve months ended December 31, 2022, respectively.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2023, net interest income decreased $11.3 million, or 14.3%, to $67.9 million, compared to $79.2 million for the twelve months ended December 31, 2022. The decrease in net interest income was due to an increase in interest expense of $26.5 million, partially offset by an increase in interest and dividend income of $15.2 million, or 17.7%.

The net interest margin for the twelve months ended December 31, 2023 was 2.82%, compared to 3.31% during the twelve months ended December 31, 2022. The net interest margin, on a tax-equivalent basis, was 2.84% for the twelve months ended December 31, 2023, compared to 3.33% for the twelve months ended December 31, 2022.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 62 basis points from 3.58% for the twelve months ended December 31, 2022 to 4.20% for the twelve months ended December 31, 2023. During the twelve months ended December 31, 2023, average interest-earning assets increased $10.3 million, or 0.4%, to $2.4 billion compared to the twelve months ended December 31, 2022, primarily due to an increase in average loans of $52.6 million, or 2.7%, and an increase in average other investments of $2.1 million, or 20.8%, partially offset by a decrease in average securities of $39.2 million, or 9.6%, and a decrease in average short-term investments, consisting of cash and cash equivalents, of $5.3 million, or 20.4%.

During the twelve months ended December 31, 2023, the average cost of funds, including non-interest-bearing demand accounts and borrowings, increased 115 basis points from 0.29% for the twelve months ended December 31, 2022 to 1.44%. For the twelve months ended December 31, 2023, the average cost of core deposits, including non-interest-bearing demand deposits, increased 45 basis points from 0.20% for the twelve months ended December 31, 2022 to 0.65% for the twelve months ended December 31, 2023. The average cost of time deposits increased 262 basis points from 0.41% for the twelve months ended December 31, 2022 to 3.03% during the same period in 2023. The average cost of borrowings, which include FHLB advances and subordinated debt, increased 58 basis points from 4.26% for the twelve months ended December 31, 2022 to 4.84% for the twelve months ended December 31, 2023.

For the twelve months ended December 31, 2023, average demand deposits, an interest-free source of funds, decreased $45.3 million, or 7.0%, from $648.0 million, or 28.6% of total average deposits, for the twelve months ended December 31, 2022, to $602.7 million, or 27.8% of total average deposits.

Provision for Credit Losses.

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

During the twelve months ended December 31, 2023, the Company recorded a provision for credit losses of $872,000 under the CECL model, compared to a provision for credit losses of $700,000 during the twelve months ended December 31, 2022 under the incurred loss model. The increase in reserves was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology.

The Company recorded net charge-offs of $2.0 million for the twelve months ended December 31, 2023, as compared to net charge-offs of $556,000 for the twelve months ended December 31, 2022. The charge-offs for the twelve months ended December 31, 2023 were related to one commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc., which was placed on nonaccrual status during the first quarter of 2023. The Company recorded a $1.9 million charge-off on the relationship, which represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under CECL implementation. At December 31, 2023, the Company had charged-off 61% of the total relationship and the remaining exposure of $940,000 is collateralized at this time.

Although management believes it has established and maintained the allowance for credit losses at appropriate levels for the current economic environment and supportable forecast period, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2023, non-interest income decreased $2.4 million, or 18.3%, from $13.3 million for the twelve months ended December 31, 2022 to $10.9 million for the twelve months ended December 31, 2023. During the twelve months ended December 31, 2023, the Company recorded a $1.1 million final termination expense related to the DB Plan termination, compared to a curtailment gain related to the DB Plan termination of $2.8 million, during the twelve months ended December 31, 2022. The Company also recorded a non-taxable gain of $778,000 on BOLI death benefits during the twelve months ended December 31, 2023. The Company did not have comparable income during the twelve months ended December 31, 2022. Excluding the termination expense and the curtailment gain related to the DB Plan termination and the BOLI death benefit, non-interest income increased $737,000, or 7.0%.

During the twelve months ended December 31, 2023, service charges and fees decreased $216,000, or 2.4%, primarily due to changes in the Company’s overdraft program that were implemented in 2023. Income from BOLI increased $95,000, or 5.5%, from $1.7 million for the twelve months ended December 31, 2022 to $1.8 million for the twelve months ended December 31, 2023. Other income from loan-level swap fees on commercial loans decreased $25,000 for the twelve months ended December 31, 2023. During the twelve months ended December 31, 2023, the Company reported a gain of $590,000 on non-marketable equity investments compared to a gain of $422,000 during the twelve months ended December 31, 2022. During the twelve months ended December 31, 2023, the Company reported a loss on the disposal of premises and equipment of $3,000. The Company did not have comparable activity during the same period in 2022. During the twelve months ended December 31, 2022, the Company also reported unrealized losses on marketable equity securities of $717,000, compared to unrealized losses on marketable equity securities of $1,000 during the twelve months ended December 31, 2023. During the twelve months ended December 31, 2022, the Company reported realized losses on the sale of securities of $4,000. The Company did not have a comparable gain or loss during the same period in 2023.

Non-Interest Expense.

For the twelve months ended December 31, 2023, non-interest expense increased $1.1 million, or 1.9%, to $58.4 million, compared to $57.2 million for the twelve months ended December 31, 2022. The increase in non-interest expense was primarily due to an increase in other expense of $953,000, or 10.1%, as a result of a $510,000 legal settlement accrual. During the three months ended December 31, 2023, the Company reached an agreement-in-principle to settle purported class action lawsuits concerning the Company’s deposit products and related disclosures, specifically involving overdraft fees and insufficient funds fees. This agreement-in-principle reflects our business decision to avoid the costs, uncertainties and distractions of further litigation. Excluding the legal settlement accrual, non-interest expense increased $605,000, or 1.1%, from $57.2 million, for the twelve months ended December 31, 2022 to $57.8 million for the twelve months ended December 31, 2023.

During the same period, FDIC insurance expense increased $273,000, or 26.0%, data processing increased $272,000, or 9.4%, professional fees, which is comprised of legal fees, audit and professional fees, increased $161,000, or 5.9%, due to the recent settlement of litigation, and advertising expense increased $87,000, or 6.2%. These increases were partially offset by a decrease in salaries and employee benefits of $483,000, or 1.5%, due to lower incentive compensation costs, occupancy expense decreased $76,000, or 1.5%, and furniture and equipment expense decreased $72,000, or 3.6%.

For the twelve months ended December 31, 2023, the efficiency ratio was 74.0%, compared to 61.8% for the twelve months ended December 31, 2022. For the twelve months ended December 31, 2023, the adjusted efficiency ratio, a non-GAAP financial measure, was 74.3%, compared to 63.6% for the twelve months ended December 31, 2022. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

Income Taxes.

Income tax expense for the twelve months ended December 31, 2023 was $4.5 million, with an effective tax rate of 23.1%, compared to $8.7 million, with an effective tax rate of 25.2%, for twelve months ended December 31, 2022. The decrease in income tax expense for the twelve months ended December 31, 2023 compared to the twelve months December 31, 2022 was due to lower income before income taxes in 2023.

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

Primary Sources of Liquidity

The Company, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, the Company stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. The Company does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLB as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLB has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.

At December 31, 2023 and December 31, 2022, outstanding borrowings from the FHLB were $40.6 million and $36.2 million, respectively. At December 31, 2023, we had $535.6 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $48.6 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

On March 12, 2023, the FRB made available the BTFP, which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During the year ended December 31, 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee.

At December 31, 2023, long-term debt included $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%. There were no advances outstanding with the FRB under the BTFP at December 31, 2022. At December 31, 2023, the Company had $23.6 million in available borrowing capacity under the BTFP.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2023 and 2022, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2023, we originated $225.6 million in loans, compared to $447.4 million in 2022. During the year ended December 31, 2023, total loans increased $35.9 million, or 1.8%, compared to an increase of $126.7 million, or 6.8%, for the year ended December 31, 2022. At December 31, 2023, the Company had approximately $92.0 million in loan commitments and letters of credit to borrowers and approximately $352.5 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2023, time deposit accounts scheduled to mature within one year totaled $596.3 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At December 31, 2023, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2023 were estimated to be $11.6 million, with $5.4 million expected to be paid within one year and the remaining $6.2 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fifteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $9.9 million as of December 31, 2023. Principal payments expected to be made on our lease liabilities during the twelve months ended December 31, 2024 were $1.5 million. The remaining lease liability payments totaled $8.4 million and are expected to be made after December 31, 2024 (See Note 12, Leases, to our consolidated financial statements for further information on our lease obligations).

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

We do not anticipate any material capital expenditures during the calendar year 2024, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

In 2022, cash flows from deposit inflows were used to fund loan growth and purchase HTM and AFS securities. The Company continues its emphasis on growing commercial loans, which typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2023	At December 31, 2022
1 – 12 Months
+200 basis points	-4.1%	-3.9%
-200 basis points	3.4%	2.2%

13 – 24 Months
+200 basis points	-0.4%	0.2%
-200 basis points	23.3%	11.4%

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-56 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 8, 2024 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 8, 2024

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2023, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.2	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).
10.14*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.15*	Change of Control Agreement between John Bonini and Western New England Bancorp, Inc. dated as of January 1, 2021 (incorporated by reference to Exhibit 10.22 of the Form 10-K filed with the SEC on March 11, 2021).
10.16†	Employment Agreement between John Bonini and Western New England Bancorp dated as of February 22, 2024.
10.17†	Employment Agreement between John Bonini and Westfield Bank dated as of February 22, 2024.

10.18*	Change of Control Agreement between Christine Phillips and Western New England Bancorp, Inc. dated as of January 1, 2021(incorporated by reference to Exhibit 10.23 of the Form 10-K filed with the SEC on March 11, 2021).
10.19†	Employment Agreement between Christine Phillips and Western New England Bancorp dated as of February 22, 2024.
10.20†	Employment Agreement between Christine Phillips and Westfield Bank dated as of February 22, 2024.
10.21*	Employment Agreement between Filipe B. Goncalves and Western New England Bancorp dated as of January 1, 2021 (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 10, 2023).
10.22*	Employment Agreement between Filipe B. Goncalves and Westfield Bank dated as of January 1, 2021 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 10, 2023).
10.23*	Change of Control Agreement between Daniel A. Marini, Westfield Bank and Western New England Bancorp, Inc. dated as of January 1, 2022 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 10, 2023).
10.24*	2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on May 19, 2014).
10.25*	Chicopee Bancorp, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 (No. 333-214261) filed with the SEC on October 26, 2016).
10.26*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.27*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.28*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.29*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.30*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.31*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 with the SEC on May 19, 2021).
21.1†	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97†	Western New England Bancorp, Inc. Incentive Compensation Recovery Policy as Adopted by the Board of Directors on November 20, 2023.
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western New England Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

Change in Accounting Principle

As discussed in the financial statements, the Company changed its method of accounting for measurement and recognition of credit losses as of January 1, 2023 upon the adoption of Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (“ASC 326”).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $20.3 million as of December 31, 2023, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Upon adoption of ASC 326 on January 1, 2023, the Company recorded a cumulative effect adjustment to opening retained earnings which increased the ACL and established a reserve for off-balance sheet credit exposures recorded in other liabilities. Management determined the amounts, and corresponding provision for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. Management incorporates the use of third-party software to arrive at an expected life-of-loan loss amount based on discounted cash flow estimate at the loan level. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology, significant assumptions and calculations.

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collectively evaluated ACL, including controls over the:

  Segmentation of loans into pools with similar risk characteristics
  Validation of the third-party model and recalculation of model results
  Role of peer loss data and the appropriate peer group
  Completeness and accuracy of loan data
  Evaluation of modeling assumptions including the economic factors indicative of expected losses, length of the forecast period, and expected term of loans
  Development of qualitative adjustments to model results

Addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  These procedures included, among others, reviewing the Company’s procedures to validate the model, testing assumptions used in the calculation of discounted cash flows, testing management’s process for determining the qualitative reserve component, and testing the completeness and accuracy of data used in the model.

Goodwill Impairment Analysis

Critical Audit Matter Description

As discussed in Note 5 to the consolidated financial statements, goodwill is tested for impairment at least annually, or more frequently as events or circumstances change. The evaluation is performed on the basis that the consolidated company is the reporting unit. The carrying value of the Company’s equity exceeded its market capitalization for a period in 2023 due to recent events affecting the banking industry and declines in bank stock prices. Management used relevant valuation multiples from recent comparable whole bank merger and acquisition transactions to determine the estimated fair value of the Company. Based on the results of this analysis management determined that the fair value of the Company exceeded the carrying value of the reporting unit and as a result goodwill was not impaired.

We determined that performing procedures relating to the Company’s impairment analysis of goodwill in 2023 is a critical audit matter. The principal considerations for our determination are (i) the application of significant judgment and estimation on the part of management, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures and evaluating audit evidence obtained, and (ii) significant audit effort was necessary in evaluating management’s methodology and significant assumptions.

How the Critical Audit Matter was addressed in the Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company's goodwill impairment process, including controls over management's review of the significant assumptions.

To test management’s estimate of the fair value of the Company's reporting unit we performed audit procedures that included, among others, assessing the reasonableness of the methodology and testing the significant assumptions and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends. In addition, we tested management's reconciliation of the fair value of the reporting unit to the market capitalization of the Company.

We have served as the Company's auditor since 2004.

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 8, 2024

F-3

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 (Dollars in thousands, except share data)

	December 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$20,784	$25,577
Federal funds sold	2,991	1,652
Interest-bearing deposits and other short-term investments	5,065	3,113
Cash and cash equivalents	28,840	30,342

Available-for-sale securities, at fair value	137,115	146,997
Held-to-maturity securities, at amortized cost (Fair value of $187,692 at December 31, 2023 and $190,950 at December 31, 2022)	223,370	230,168
Marketable equity securities, at fair value	196	6,237
Federal Home Loan Bank stock and other restricted stock, at cost	3,707	3,352
Loans, net of allowance for credit losses of $20,267 and $19,931 at December 31, 2023 and 2022, respectively	2,007,050	1,971,469
Premises and equipment, net	25,575	24,953
Accrued interest receivable	8,528	8,140
Bank-owned life insurance	75,145	74,620
Deferred tax asset, net	13,636	15,027
Goodwill	12,487	12,487
Core deposit intangible	1,813	2,188
Other assets	27,109	27,170
TOTAL ASSETS	$2,564,571	$2,553,150

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$579,594	$645,529
Interest-bearing	1,564,150	1,583,914
Total deposits	2,143,744	2,229,443

Short-term borrowings	16,100	41,350
Long-term debt	120,646	1,178
Subordinated debt	19,712	19,673
Other liabilities	26,960	33,363
Total liabilities	2,327,162	2,325,007

COMMITMENTS AND CONTINGENCIES (see Note 16)

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock - $0.01 par value, 75,000,000 shares authorized, 21,666,807 shares issued and outstanding at December 31, 2023; 22,216,789 shares issued and outstanding at December 31, 2022	217	222
Additional paid-in capital	125,448	128,899
Unearned compensation - ESOP	(2,394)	(2,906)
Unearned compensation - Equity Incentive Plan	(1,111)	(1,012)
Retained earnings	136,993	127,982
Accumulated other comprehensive loss	(21,744)	(25,042)
TOTAL SHAREHOLDERS’ EQUITY	237,409	228,143
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,564,571	$2,553,150

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME

(Dollars in thousands, except per share data)

	Years Ended December 31,
	2023	2022	2021
Interest and dividend income:
Residential and commercial real estate loans	$77,964	$66,609	$58,682
Commercial and industrial loans	12,865	10,397	15,263
Consumer loans	340	258	255
Debt securities, taxable	8,241	8,095	5,286
Debt securities, tax-exempt	7	11	12
Marketable equity securities	122	190	96
Other investments	558	177	116
Short-term investments	1,021	191	139
Total interest and dividend income	101,118	85,928	79,849

Interest expense:
Deposits	26,649	5,352	5,508
Short-term borrowings	1,589	330	—
Long-term debt	3,957	—	458
Subordinated debt	1,014	1,014	706
Total interest expense	33,209	6,696	6,672
Net interest and dividend income	67,909	79,232	73,177

Provision for (reversal of) credit losses	872	700	(925)
Net interest and dividend income after provision for (reversal of) credit losses	67,037	78,532	74,102

Non-interest income:
Service charges and fees	8,856	9,072	8,360
Income from bank-owned life insurance	1,820	1,725	1,912
Bank-owned life insurance death benefit	778	—	555
Loss on disposal of premises and equipment	(3)	—	—
Loss on available-for-sale securities, net	—	(4)	(72)
Gain on sale of mortgages	—	2	1,423
Net loss on marketable equity securities	(1)	(717)	(168)
Gain on non-marketable equity investments	590	422	898
(Loss) gain on defined benefit plan curtailment	(1,143)	2,807	—
Loss on interest rate swap termination	—	—	(402)
Other income	—	25	58
Total non-interest income	10,897	13,332	12,564

Non-interest expense:
Salaries and employee benefits	32,214	32,697	32,186
Occupancy	4,908	4,984	4,656
Furniture and equipment	1,954	2,026	2,084
Data processing	3,157	2,885	2,903
Professional fees	2,877	2,716	2,185
FDIC insurance assessment	1,321	1,048	998
Advertising	1,495	1,408	1,292
Loss on prepayment of borrowings	—	—	45
Other expenses	10,424	9,471	8,593
Total non-interest expense	58,350	57,235	54,942
Income before income taxes	19,584	34,629	31,724
Income tax provision	4,516	8,742	8,025
Net income	$15,068	$25,887	$23,699

Earnings per common share:
Basic earnings per share	$0.70	$1.18	$1.02
Weighted average basic shares outstanding	21,535,888	21,879,657	23,223,633
Diluted earnings per share	$0.70	$1.18	$1.02
Weighted average diluted shares outstanding	21,610,329	21,938,323	23,300,637
Dividends per share	$0.28	$0.24	$0.20

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income	$15,068	$25,887	$23,699
Other comprehensive income (loss):
Unrealized losses on available-for-sale securities:
Unrealized holding gain (losses)	2,993	(27,478)	(6,059)
Reclassification adjustment for amounts realized in income (1)	—	4	72
Net amount	2,993	(27,474)	(5,987)
Tax effect	(775)	7,037	1,499
Net-of-tax amount	2,218	(20,437)	(4,488)

Cash flow hedges:
Reclassification adjustment for amounts realized in income for interest rate swap termination (2)	—	—	402
Reclassification adjustment for amounts realized in interest expense (3)	—	—	282
Net amount	—	—	684
Tax effect	—	—	(192)
Net-of-tax amount	—	—	492

Defined benefit pension plan:
Gains arising during the period	358	13,000	3,209
Reclassification adjustment for amounts realized in income for defined benefit plan termination (4)	1,143	(2,807)	—
Amortization of defined benefit plan actuarial loss (5)	—	531	910
Net amount	1,501	10,724	4,119
Tax effect	(421)	(3,015)	(1,158)
Net-of-tax amount	1,080	7,709	2,961

Other comprehensive income (loss)	3,298	(12,728)	(1,035)

Comprehensive income	$18,366	$13,159	$22,664

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects applicable to net realized gains were $1,000 and $15,000 for the years ended December 31, 2022 and 2021. There were no tax effects applicable to net realized gains for the year ended December 31, 2023.
(2)	Loss realized in income on interest rate swap termination is recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $113,000 for the year ended December 31, 2021.
(3)	Termination fee realized in interest expense on derivative instruments is recognized as a component of interest expense on long-term debt in the consolidated statements of net income. Income tax effects associated with the reclassification adjustments were $79,000 for the year ended December 31, 2021.
(4)	Amounts represent the reclassification of defined benefit plan termination realized in income and have been recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $321,000 and $789,000 for the years ended December 31, 2023 and December 31, 2022, respectively.
(5)	Amounts represent the reclassification of defined benefit plan amortization and have been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustments were $149,000 and $256,000 for the years ended December 31, 2022 and 2021. There were no tax effects applicable to reclassification adjustments for the year ended 2023.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2020	25,276,193	$253	$154,549	$(3,997)	$(1,240)	$88,354	$(11,279)	$226,640
Comprehensive income (loss)	—	—	—	—	—	23,699	(1,035)	22,664
Common stock held by ESOP committed to be released (81,893 shares)	—	—	126	556	—	—	—	682
Forfeited equity incentive plan shares (24,506 shares)	—	—	(259)	—	259	—	—	—
Common stock repurchased	(2,775,134)	(27)	(23,094)	—	—	—	—	(23,121)
Share-based compensation - equity incentive plan	—	—	—	—	1,307	—	—	1,307
Issuance of common stock in connection with stock option exercises	33,094	—	193	—	—	—	—	193
Issuance of common stock in connection with equity incentive plan	122,362	1	1,020	—	(1,021)	—	—	—
Forfeited equity incentive plan shares reissued (32,544 shares)	—	—	286	—	(286)	—	—	—
Cash dividends declared and paid on common stock ($0.20 per share)	—	—	—	—	—	(4,677)	—	(4,677)
BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Comprehensive income (loss)	—	—	—	—	—	25,887	(12,728)	13,159
Common stock held by ESOP committed to be released (78,526 shares)	—	—	148	535	—	—	—	683
Forfeited equity incentive plan shares (24,440 shares)	—	—	(213)	—	213	—	—	—
Common stock repurchased	(754,758)	(8)	(6,343)	—	—	—	—	(6,351)
Share-based compensation - equity incentive plan	—	—	(2)	—	1,076	—	—	1,074
Issuance of common stock in connection with stock option exercises	177,881	2	1,169	—	—	—	—	1,171
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Cash dividends declared and paid on common stock ($0.24 per share)	—	—	—	—	—	(5,281)	—	(5,281)
BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Comprehensive income	—	—	—	—	—	15,068	3,298	18,366
Common stock held by ESOP committed to be released (74,993 shares)	—	—	50	512	—	—	—	562
Forfeited equity incentive plan shares (4,219 shares)	—	—	(40)	—	40	—	—	—
Forfeited equity incentive plan shares reissued (22,503 shares)	—	—	207	—	(207)	—	—	—
Common stock repurchased	(686,436)	(6)	(5,016)	—	—	—	—	(5,022)
Share-based compensation - equity incentive plan	—	—	—	—	1,417	—	—	1,417
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(6,066)	—	(6,066)
BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409

See accompanying notes to consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments. Refer to Note 3, “Loans” within the accompanying notes to the consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES:
Net income	$15,068	$25,887	$23,699
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	872	700	(925)
Depreciation and amortization of premises and equipment	2,219	2,312	2,322
Net amortization (accretion) of purchase accounting adjustments	95	(135)	95
Amortization of core deposit intangible	375	375	374
Net amortization of premiums and discounts on securities and mortgage loans	1,267	1,553	2,251
Net amortization of deferred costs on loans	497	681	1,251
Net amortization of premiums on subordinated debt	39	40	27
Share-based compensation expense	1,417	1,074	1,307
ESOP expense	562	683	682
Gain on sale of portfolio mortgages	—	—	(227)
Principal balance of loans originated for sale	—	(277)	(52,130)
Principal balance of loans sold	—	277	52,130
Net loss on marketable equity securities	1	717	168
Net loss on sales of available-for-sale securities	—	4	72
Loss on disposal of premises and equipment	3	—	—
Loss on prepayment of borrowings	—	—	45
Gain on bank-owned life insurance death benefit	(778)	—	(555)
Deferred income tax provision	191	1,088	644
Income from bank-owned life insurance	(1,820)	(1,725)	(1,912)
Net change in:
Accrued interest receivable	(388)	(365)	702
Other assets	(968)	(4,218)	(4,914)
Other liabilities	(3,879)	8,099	3,687
Net cash provided by operating activities	14,773	36,770	28,793
INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(7,701)	(28,030)	(231,292)
Proceeds from calls, maturities, and principal collections of held-to-maturity securities	14,090	19,650	8,714
Purchases of available-for-sale securities	(196)	(5,000)	(65,291)
Proceeds from redemption and sales of available-for-sale securities	—	20	9,562
Proceeds from calls, maturities, and principal collections of available-for-sale securities	12,047	23,644	55,382
Proceeds from redemption of marketable equity securities	6,237	5,131	—
Loan originations and principal payments, net	(37,023)	(127,823)	53,071
(Purchase) redemption of Federal Home Loan Bank of Boston stock, net	(355)	(758)	2,566
Proceeds from sale of portfolio mortgages	—	—	7,801
Purchases of premises and equipment	(2,902)	(1,143)	(3,457)
Proceeds from sale of premises and equipment	18	—	36
Proceeds from payout on bank-owned life insurance	2,079	2,435	—
Net cash used in investing activities	(13,706)	(111,874)	(162,908)
FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(85,699)	(27,427)	213,516
Net (decrease) increase in short-term borrowings	(25,250)	41,350	—
Repayment of long-term debt	(532)	(1,472)	(55,230)
Proceeds from subordinated debt issuance	—	—	20,000
Payment of subordinated debt issuance costs	—	—	(394)
Proceeds from long-term debt	120,000	—	—
Cash dividends paid	(6,066)	(5,281)	(4,677)
Common stock repurchased	(5,022)	(6,351)	(23,281)
Issuance of common stock in connection with stock option exercises	—	1,171	193
Net cash (used in) provided by financing activities	(2,569)	1,990	150,127

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(1,502)	(73,114)	16,012
Beginning of year	30,342	103,456	87,444
End of year	$28,840	$30,342	$103,456

Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$—	$—	$(160)

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2023, 2022 AND 2021

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

Estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for each. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and goodwill impairment.

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

Allowance for Credit Losses – Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities based upon the gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Available-for-sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on available-for-sale securities guaranteed by government agencies totaled $333,000 at December 31, 2023 and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the Federal Home Loan Bank (“FHLB”) system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2023, no impairment has been recognized.

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

Loans Receivable. Loans are recorded at the principal amount outstanding, adjusted for charge-offs, the allowance for credit losses, unearned premiums, discounts and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectible. Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if the loan is considered impaired. Any unpaid amounts previously accrued on these loans are reversed from current period interest income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and when subsequent performance reduces the concern as to the collectability of principal and interest. Loan fees, discounts and premiums on purchased loans, and certain direct loan origination costs are deferred and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Allowance for Credit Losses. The allowance for credit losses (“ACL”) is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The ACL for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

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

Purchased Credit Deteriorated Loans

The Company has loans acquired with evidence of credit deterioration from Chicopee Bancorp, Inc. Prior to the adoption of the Current Expected Credit Losses (“CECL”) methodology, these loans were accounted for under accounting guidance for purchased credit-impaired (“PCI”) loans. The Company did not elect the practical expedient to maintain pool accounting for these loans and will measure credit loss at the loan level.

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

Other Real Estate Owned. Other real estate owned (“OREO”) represents property acquired through foreclosure or deeded to us in lieu of foreclosure. OREO is initially recorded at the estimated fair value of the real estate acquired, net of estimated selling costs, establishing a new cost basis. Initial write-downs are charged to the allowance for credit losses at the time the loan is transferred to OREO. Subsequent valuations are periodically performed by management and the carrying value is adjusted by a charge to expense to reflect any subsequent declines in the estimated fair value. Operating costs associated with OREO are expensed as incurred.

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

Retirement Plans and Employee Benefits. The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Pension Plan (the “DB Plan”) on October 31, 2022. Information pertaining to the DB Plan and its termination can be found in Note 10, Retirement Plans and Employee Benefits, within the accompanying notes to the financial statements.

The Company also maintains a tax-qualified defined contribution plan through a third party provider (the “401(k) Plan”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants may make pre-tax salary deferrals to the plan not to exceed the annual IRS limits. Effective January 1, 2023, the Company converted to a Safe Harbor 401(k) Plan. In addition to salary deferrals, in 2023, the Company will match up to 100% of the first 4% of the participant’s eligible compensation (for a total maximum employer matching contribution of 4% of a participant’s eligible compensation). In addition, on an annual basis, the Company may make a discretionary profit share contribution to each participant.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2023 that require accrual or disclosure. We record interest and penalties as part of income tax expense.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2023, 2022 and 2021.

Earnings per common share have been computed based on the following:

	Years Ended December 31,
	2023	2022	2021
	(In thousands, except per share data)
Net income applicable to common stock	$15,068	$25,887	$23,699
Average number of common shares issued	22,037	22,451	23,849
Less: Average unallocated ESOP Shares	(338)	(415)	(496)
Less: Average unvested equity incentive plan shares	(163)	(156)	(129)

Average number of common shares outstanding used to calculate basic earnings per common share	21,536	21,880	23,224
Effect of dilutive equity incentive plan	74	41	36
Effect of dilutive stock options	—	17	41

Average number of common shares outstanding used to calculate diluted earnings per common share	21,610	21,938	23,301

Basic earnings per share	$0.70	$1.18	$1.02

Diluted earnings per share	$0.70	$1.18	$1.02

Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2023	December 31, 2022
	(In thousands)
Net unrealized losses on available-for-sale securities	$(29,166)	$(32,159)
Tax effect	7,422	8,197
Net-of-tax amount	(21,744)	(23,962)

Unrecognized actuarial loss on the defined benefit plan	—	(1,501)
Tax effect	—	421
Net-of-tax amount	—	(1,080)
Accumulated other comprehensive loss	$(21,744)	$(25,042)

Recent Accounting Pronouncements.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

 F-17

2.       INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,924	$—	$(2,898)	$12,026
State and municipal bonds	135	—	—	135
Corporate bonds	8,000	—	(1,038)	6,962
Total debt securities	23,059	—	(3,936)	19,123

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	136,533	—	(23,976)	112,557
U.S. government guaranteed mortgage-backed securities	6,689	—	(1,254)	5,435
Total mortgage-backed securities	143,222	—	(25,230)	117,992

Total available-for-sale	166,281	—	(29,166)	137,115

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,995	—	(545)	9,450
Total debt securities	9,995	—	(545)	9,450

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	213,375	107	(35,240)	178,242
Total mortgage-backed securities	213,375	107	(35,240)	178,242

Total held-to-maturity	223,370	107	(35,785)	187,692

Total	$389,651	$107	$(64,951)	$324,807

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,913	$—	$(3,345)	$11,568
State and municipal bonds	270	—	—	270
Corporate bonds	8,012	—	(519)	7,493
Total debt securities	23,195	—	(3,864)	19,331

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	148,544	—	(26,826)	121,718
U.S. government guaranteed mortgage-backed securities	7,417	—	(1,469)	5,948
Total mortgage-backed securities	155,961	—	(28,295)	127,666

Total available-for-sale	179,156	—	(32,159)	146,997

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,987	—	(825)	9,162
Total debt securities	9,987	—	(825)	9,162

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	220,181	67	(38,460)	181,788
Total mortgage-backed securities	220,181	67	(38,460)	181,788

Total held-to-maturity	230,168	67	(39,285)	190,950

Total	$409,324	$67	$(71,444)	$337,947

The following table presents the unrealized gains (losses) recognized on marketable equity securities for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Net losses recognized during the year on marketable equity securities	$(1)	$(717)	$(168)
Net losses recognized during the year on equity securities sold during the year	—	1,021	—
Unrealized (loss) gain recognized during the year on marketable equity securities still held at year end	$(1)	$304	$(168)

During the second quarter of 2023, $6.3 million in marketable equity securities was redeemed. As the marketable equity securities portfolio was marked to market through income monthly, the fund liquidation resulted in no gain or loss to the income statement. At December 31, 2023, the balance of marketable equity securities was $196,000.

At December 31, 2023, U.S. Treasury securities with a fair value of $9.5 million, government-sponsored enterprise obligations with a fair value of $7.9 million and mortgage-backed securities with a fair value of $176.6 million were pledged to secure public deposits, the Bank Term Funding Program (“BTFP”) and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity investment securities at December 31, 2023, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$3,135	$3,134	$4,992	$4,825
Due after one year through five years	—	—	5,003	4,625
Due after five years through ten years	19,924	15,989	—	—
Total debt securities	$23,059	$19,123	$9,995	$9,450

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Due after one year through five years	$1,001	$954	$—	$—
Due after five years through ten years	885	811	—	—
Due after ten years	141,336	116,227	213,375	178,242
Total mortgage-backed securities	143,222	117,992	213,375	178,242
Total securities	$166,281	$137,115	$223,370	$187,692

Gross realized gains and losses on sales of available-for-sale securities for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
Gross gains realized	$—	$—	$12
Gross losses realized	—	(4)	(84)
Net (loss) gain realized	$—	$(4)	$(72)

Proceeds from the redemption and sales of available-for-sale securities totaled $20,000 and $9.6 million for the years ended December 31, 2022 and 2021, respectively. There were no sales of securities for the year ended December 31, 2023.

Accrued interest receivable on available-for-sale debt securities not guaranteed by government agencies totaled $178,000 at December 31, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on available-for-sale debt securities during the years ended December 31, 2023 and 2022. At December 31, 2023 and December 31, 2022, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of these bonds and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

Accrued interest receivable on held-to-maturity securities totaled $454,000 at December 31, 2023 and is excluded from the estimate of credit losses. There were no allowance for credit losses established on held-to-maturity securities during the years ended December 31, 2023 and 2022.

Information pertaining to investment securities with gross unrealized losses as of December 31, 2023 for which the Company did not recognize a provision for credit losses under CECL, and as of December 31, 2022, for which the Company did not deem to be impaired under its prior methodology, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$112,557	$23,976	17.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,435	1,254	18.7
Government-sponsored enterprise obligations	—	—	—	—	3	12,026	2,898	19.4
Corporate bonds	—	—	—	—	3	6,962	1,038	13.0
Total available-for-sale	—	—	—		85	136,980	29,166

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,450	545	5.5%
Government-sponsored mortgage-backed securities	4	7,097	56	0.8	36	164,395	35,184	17.6
Total held-to-maturity	4	7,097	56		38	173,845	35,729

Total	4	$7,097	$56		123	$310,825	$64,895

	December 31, 2022
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	10	$9,133	$776	7.8%	60	$112,586	$26,050	18.8%
U.S. government guaranteed mortgage-backed securities	1	113	20	15.0	8	5,835	1,449	19.9
Government-sponsored enterprise obligations	—	—	—	—	3	11,568	3,345	22.4
Corporate bonds	3	7,493	519	6.5	—	—	—	—
Total available-for-sale	14	16,739	1,315		71	129,989	30,844

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,162	825	8.3%
Government-sponsored mortgage-backed securities	6	18,911	2,116	10.1	31	157,947	36,344	18.7
Total held-to-maturity	6	18,911	2,116		33	167,109	37,169

Total	20	$35,650	$3,431		104	$297,098	$68,013

At December 31, 2023 and December 31, 2022, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. There was no credit loss during years ended December 31, 2023 or 2022.

3.        LOANS

Major classifications of loans as of the dates indicated were as follows:

	December 31,	December 31,
	2023	2022
	(In thousands)
Commercial real estate	$1,079,751	$1,069,323
Residential real estate:
Residential one-to-four family	612,315	589,503
Home equity	109,839	105,557
Total residential real estate	722,154	695,060

Commercial and industrial:
Paycheck Protection Program (“PPP”) loans	756	2,274
Commercial and industrial	216,691	217,574
Total commercial and industrial	217,447	219,848

Consumer	5,472	5,045
Total gross loans	2,024,824	1,989,276
Unamortized PPP loan fees	(27)	(109)
Unearned premiums and deferred loan fees and costs, net	2,520	2,233
Total loans, net	2,027,317	1,991,400
Allowance for credit losses(1)	(20,267)	(19,931)
Net loans	$2,007,050	$1,971,469

________________________________

(1)	The Company adopted ASU 2016-13 on January 1, 2023 with a modified retrospective approach. Accordingly, beginning at January 1, 2023, the allowance for credit losses was determined in accordance with ASC 326, “Financial Instruments-Credit Losses.”

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2023 and December 31, 2022, the Company was servicing commercial loans participated out to various other institutions totaling $65.0 million and $70.5 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2023, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (101 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.57 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the year ended December 31, 2022, the Company sold $277,000 in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $2,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the year ended December 31, 2023.

At December 31, 2023 and 2022, the Company was servicing residential mortgage loans owned by investors totaling $72.3 million and $79.3 million, respectively. Servicing fee income of $191,000 and $208,000 was recorded for the years ended December 31, 2023 and 2022, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2023	2022
	(In thousands)
Balance at the beginning of year:	$550	$693
Capitalized mortgage servicing rights	—	2
Amortization	(128)	(145)
Write-down of mortgage servicing asset to fair value	—	—
Balance at the end of year	$422	$550
Fair value at the end of year	$724	$794

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

_____________________________

(1)	Purchase credit deteriorated (“PCD loans”) gross up of cost basis of loans totaled $422,000 for commercial real estate loans and $1,691,000 for commercial and industrial loans.

(2)	Increase to allowance for credit losses on loans of $2,113,000 for PCD loans gross up and a decrease of $931,000 for pooled loans through retained earnings.

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

An analysis of changes in the allowance for credit losses by segment for the year ended December 31, 2023 and the allowance for credit losses for the years ended December 31, 2022 and 2021 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect of change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted Beginning Balance	$16,188	$1,794	$3,085	46	—	$21,113
Provision (reversal) for credit losses	(292)	728	665	92	—	1,193
Charge-offs	(764)	—	(1,561)	(185)	—	(2,510)
Recoveries	9	26	348	88	—	471
Balance at December 31, 2023(1)	$15,141	$2,548	$2,537	$41	$—	$20,267

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(236)	(104)	19	—	—	(321)
Balance at December 31, 2023	$375	$163	$59	$—	$—	$597

____________________________________

(1)	The balance of $7.5 million in accrued interest receivable is excluded from amortized cost and the calculation of the allowance for credit losses at December 31, 2023.

The $872,000 provision for credit losses during the year ended December 31, 2023 was comprised of a $1.2 million provision for loan losses, which was partially offset by a $321,000 reversal of credit losses for unfunded commitments. The provision expense during the year ended December 31, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The $321,000 reversal of credit losses for unfunded commitments for the year ended December 31, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $46.8 million for the year ended December 31, 2023.

The following table presents information pertaining to the allowance for credit losses by segment Pre-ASC 326 CECL adoption for the dates indicated:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
Balance at December 31, 2020	$13,020	$4,240	$3,630	$241	$26	$21,157
Provision (credit)	46	(349)	(644)	35	(13)	(925)
Charge-offs	(103)	(44)	(370)	(128)	—	(645)
Recoveries	7	117	27	49	—	200
Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision (credit)	(434)	344	586	202	2	700
Charge-offs	(337)	(28)	(92)	(216)	—	(673)
Recoveries	—	32	23	62	—	117
Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)
December 31, 2022
Amount of allowance for impaired loans	$—	$—	$—	$—	$—	$—
Amount of allowance for non-impaired loans	12,199	4,312	3,160	245	15	19,931
Total allowance for credit losses	$12,199	$4,312	$3,160	$245	$15	$19,931

Impaired loans	$9,178	$3,623	$407	$—	$—	$13,208
Non-impaired loans	1,056,886	689,776	219,163	5,045	—	1,970,870
Impaired loans acquired with deteriorated credit quality	3,259	1,661	278	—	—	5,198
Total loans	$1,069,323	$695,060	$219,848	$5,045	$—	$1,989,276

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
December 31, 2023
Commercial real estate	$272	$647	$403	$1,322	$1,078,429	$1,079,751	$1,347
Residential real estate:
Residential one-to-four family	2,354	934	881	4,169	608,146	612,315	4,739
Home equity	263	112	102	477	109,362	109,839	109
Total:	2,617	1,046	983	4,646	717,508	722,154	4,848
Commercial and industrial	20	—	8	28	217,419	217,447	218
Consumer	3	—	—	3	5,469	5,472	8
Total loans	$2,912	$1,693	$1,394	$5,999	$2,018,825	$2,024,824	$6,421

December 31, 2022
Commercial real estate	$—	$211	$1,404	$1,615	$1,067,708	$1,069,323	$1,933
Residential real estate:
Residential one-to-four family	1,768	100	414	2,282	587,221	589,503	3,290
Home equity	209	97	51	357	105,200	105,557	181
Total:	1,977	197	465	2,639	692,421	695,060	3,471
Commercial and industrial	170	10	22	202	219,646	219,848	290
Consumer	13	—	—	13	5,032	5,045	—
Total loans	$2,160	$418	$1,891	$4,469	$1,984,807	$1,989,276	$5,694

At December 31, 2023 and 2022, total past due loans totaled $6.0 million, or 0.30% of total loans, and $4.5 million, or 0.22% of total loans, respectively.

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

The following table presents information regarding nonaccrual loans as of the date indicated:

	As of December 31, 2023(1)				For the Year Ended December 31, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Amortized Cost of Loans Greater than 90 Days Past Due and Still Accruing	Accrued Interest Receivable Reversed from Income
	(In thousands)

Commercial real estate	$—	$1,347	$1,347	$—	$67
Residential real estate:
Residential	—	4,739	4,739	—	182
Home equity	—	109	109	—	10
Commercial and industrial	—	218	218	—	159
Consumer	—	8	8	—	—
Total loans	$—	$6,421	$6,421	$—	$418

__________________________________

(1)	The Company adopted ASU 2016-13 as of January 1, 2023.

At December 31, 2023 and December 31, 2022, nonaccrual loans totaled $6.4 million, or 0.32% of total loans, and $5.7 million, or 0.29%, of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2023 and 2022. At December 31, 2023 and 2022, there were no commitments to lend additional funds to any borrower on nonaccrual status.

Individually Evaluated Loans.

In connection with the adoption of ASU-2016-13, the Company no longer provides information on impaired loans. Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered individually evaluated when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated substandard, have an LTV above 85% or have demonstrated a specific weakness (i.e. slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. Management must measure the expected credit losses based on an appropriate method per ASC Subtopic 326-20, similar to collectively evaluated financial assets. At December 31, 2023, the Company had $13.8 million in individually evaluated commercial loans, collateralized by business assets, $15.9 million in individually evaluated real estate loans, collateralized by real estate property and $8,000 in individually evaluated consumer loans.

The following table summarizes the Company’s individually evaluated loans by class as of December 31, 2023:

	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$10,648	$—
Residential real estate:
Residential one-to-four family	5,163	—
Home equity	109	—
Commercial and industrial	13,273	—
Consumer	8	—
Loans with no related allowance recorded	$29,201	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$29,718	$179

Pre-ASC 326 CECL adoption impaired loan information as of December 31, 2022 is as follows:

				Year Ended
	At December 31, 2022			December 31, 2022
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Impaired Loans (1)	(In thousands)
Commercial real estate	$12,437	$13,795	$—	$13,427	$248
Residential real estate:
Residential one-to-four family	5,088	5,823	—	4,792	59
Home equity	196	214	—	172	1
Commercial and industrial	685	3,095	—	891	66
Consumer	—	—	—	3	—
Total impaired loans	$18,406	$22,927	$—	$19,285	$374
(1)	Includes loans acquired with deteriorated credit quality and performing troubled debt restructurings.

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

There were no loan modifications for the years ended December 31, 2023 and 2022. During the years ended December 31, 2023 and 2022, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the years ended December 31, 2023 or 2022.

Credit Quality Information.

The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans. The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies. The grades assigned and definitions are as follows, and loans graded excellent, above average, good (risk ratings 1-4) are treated as “pass” for grading purposes. All loans risk rated special mention (5), substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as substandard, doubtful, and loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are risk rated as “substandard” and individually evaluated.

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

The following table details the amortized cost balances of the Company’s loan portfolio presented by risk rating and origination year as of the periods presented. In addition, payment activity has been included as an additional credit quality indicator:

	Term Loan Origination by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$42,764	$175,829	$228,739	$113,631	$91,353	$320,806	$81,483	$9,289	$1,063,894
Special Mention (Rated 5)	—	—	—	180	915	3,237	164	—	4,496
Substandard (Rated 6)	—	—	—	8,013	—	3,348	—	—	11,361
Total commercial real estate loans	$42,764	$175,829	$228,739	$121,824	$92,268	$327,391	$81,647	$9,289	$1,079,751

Current period gross charge-offs	$—	$—	$—	$—	$—	$764	$—	$—	$764

Payment Performance:
Performing	$42,764	$175,829	$228,739	$121,824	$92,268	$326,044	$81,647	$9,289	$1,078,404
Nonperforming	—	—	—	—	—	1,347	—	—	1,347

Residential One-to-Four Family:
Pass	$59,257	$88,213	$94,290	$125,917	$54,263	$174,688	$10,401	$—	$607,029
Substandard	—	447	495	445	—	3,899	—	—	5,286
Total residential one-to-four family	$59,257	$88,660	$94,785	$126,362	$54,263	$178,587	$10,401	$—	$612,315

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$59,257	$88,213	$94,290	$125,540	$54,263	$175,612	$10,401	$—	$607,576
Nonperforming	—	447	495	822	—	2,975	—	—	4,739

Home Equity:
Pass	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Substandard	—	—	—	—	—	7	90	12	109
Total home equity loans	$9,937	$10,885	$6,861	$7,108	$5,234	$7,268	$60,205	$2,341	$109,839

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Nonperforming	—	—	—	—	—	7	90	12	109

	Term Loans Originated by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$31,108	$35,705	$26,553	$19,780	$19,765	$8,825	$57,393	$69	$199,198
Special Mention (Rated 5)	—	101	—	—	8	498	707	—	1,314
Substandard (Rated 6)	—	—	1,408	8,156	—	85	7,286	—	16,935
Total commercial and industrial loans	$31,108	$35,806	$27,961	$27,936	$19,773	$9,408	$65,386	$69	$217,447

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$31,108	$35,806	$27,961	$27,936	$19,773	$9,401	$65,175	$69	$217,229
Nonperforming	—	—	—	—	—	7	211	—	218

Consumer:
Pass	$2,168	$1,381	$524	$241	$68	$270	$812	$—	$5,464
Substandard	—	—	—	—	—	8	—	—	8
Total consumer loans	$2,168	$1,381	$524	$241	$68	$278	$812	$—	$5,472

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$182	$185

Payment Performance:
Performing	$2,168	$1,381	$524	$241	$68	$271	$811	$—	$5,464
Nonperforming	—	—	—	—	—	7	1	—	8

The following table presents our loans by risk rating as of December 31, 2022 Pre-ASC 326 CECL adoption:

	Commercial Real Estate	Residential 1-4 Family	Home Equity	Commercial and Industrial	Consumer	Total
	(In thousands)
December 31, 2022
Pass (Rated 1 - 4)	$1,036,337	$585,292	$105,248	$193,415	$5,027	$1,925,319
Special Mention (Rated 5)	16,035	—	—	5,623	—	21,658
Substandard (Rated 6)	16,951	4,211	309	20,810	18	42,299
Total	$1,069,323	$589,503	$105,557	$219,848	$5,045	$1,989,276

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2023	2022
	(In thousands)

Land	$6,239	$6,239
Buildings	28,231	26,738
Leasehold improvements	3,472	3,472
Furniture and equipment	23,268	21,880
Total	61,210	58,329

Less: accumulated depreciation and amortization	(35,635)	(33,376)

Premises and equipment, net	$25,575	$24,953

Depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 amounted to $2.2 million, $2.3 million and $2.3 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At December 31, 2023 and December 31, 2022, the Company’s goodwill was related to the acquisition of Chicopee Savings Bank in October 2016. For the year ended December 31, 2023, the carrying value of the Company’s equity exceeded its market capitalization for a period in 2023 due to recent events affecting the banking industry and declines in bank stock prices, and therefore, the Company completed a fair value analysis to assess potential impairment and any necessary write-down of the carrying value of goodwill. Management used valuation multiples from recent comparable whole bank merger and acquisition transactions to determine the estimated fair value of the Company. Based on the results of this analysis, management determined that the fair value of the Company exceeded the carrying value of the reporting unit, and as a result, goodwill was not impaired at December 31, 2023. For the year ended December 31, 2022, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $375,000, $375,000 and $374,000 for the years ended December 31, 2023, 2022 and 2021, respectively. At December 31, 2023, future amortization of the core deposit intangible totaled $375,000 for each of the next four years and $313,000 thereafter.

6.       DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2023	2022
	(In thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$131,031	$148,670
Demand deposits	579,595	645,571
Savings:
Regular savings accounts	187,405	222,436
Money market accounts	634,361	801,076
Time deposits	611,352	411,690
Total deposits	$2,143,744	$2,229,443

There were $1.7 million in brokered deposits reported within time deposits at December 31, 2023. There were no brokered deposits at December 31, 2022.

Time deposits of $250,000 or more totaled $198.6 million at December 31, 2023. Interest expense on time deposits of $250,000 or more totaled $5.6 million and $358,000 for the years ended December 31, 2023 and 2022, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	At December 31,
	2023	2022
	(In thousands)

2023	$—	$288,697
2024	596,292	114,244
2025	9,302	4,873
2026	3,170	3,780
2027	798	96
2028	1,790	—
Total time deposits	$611,352	$411,690

Interest expense on deposits for the years ended December 31, 2023, 2022 and 2021 is summarized as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Regular savings	$181	$161	$154
Money market	9,529	3,187	2,412
Time deposits	15,898	1,474	2,543
Interest-bearing checking	1,041	530	399
Total	$26,649	$5,352	$5,508

Cash paid for interest on deposits totaled $26.4 million, $5.3 million and $5.5 million for years ended December 31, 2023, 2022 and 2021, respectively.

7.	SHORT-TERM BORROWINGS

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $6.1 million with a weighted average rate of 5.33% at December 31, 2023, compared to $6.4 million with a weighted average rate of 4.33% at December 31, 2022. Short-term borrowings issued by the FHLB were $10.0 million with a weighted average rate of 5.56% at December 31, 2023, compared to $35.0 million with a weighted average rate of 4.38% at December 31, 2022.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2023, the Bank had $535.6 million in additional borrowing capacity from the FHLB.

The Company also has an available line of credit of $48.6 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2023 and December 31, 2022, there were no advances outstanding under either of these lines.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of December 31, 2023 and December 31, 2022, there were no advances outstanding under these lines.

Cash paid for interest on short-term borrowings totaled $1.6 million for the year ended December 31, 2023 and $327,000 for the year ended December 31, 2022.

8.	LONG-TERM DEBT

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2023	2022	2023	2022
	(In thousands)
Fixed-rate advances maturing:
2023	$—	$532	—%	—%
2024	30,646	646	4.81	—
2025	—	—	—	—
2026	—	—	—	—
Total long-term advances	$30,646	$1,178	4.81%	—%

Cash paid for interest on long-term FHLB advances totaled $1.1 million for the year ended December 31, 2023. There was no cash paid for interest on long-term FHLB advances for the year ended December 31, 2022.

BTFP Advances. On March 12, 2023, the FRB made available the BTFP, which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During the year ended December 31, 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee. Interest expense on BTFP advances is payable at maturity.

At December 31, 2023, long-term debt included $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%. The $90.0 million in BTFP advances outstanding mature in May of 2024. There were no advances outstanding with the FRB under the BTFP at December 31, 2022. At December 31, 2023, the Company had $23.6 million in available borrowing capacity under the BTFP. Interest expense accrued on BTFP advances was $2.8 million as of December 31, 2023.

Subordinated Debt. On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At December 31, 2023, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $288,000 as of December 31, 2023, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $39,000 and $40,000 for the years ended December 31, 2023 and 2022, respectively. Cash paid for interest on the Notes totaled $1.0 million for the years ended December 31, 2023 and 2022, respectively.

9.	STOCK PLANS AND EMPLOYEE STOCK OWNERSHIP PLAN

Restricted Stock Awards.

In May 2014, the Company’s shareholders approved the 2014 Omnibus Incentive Plan, a stock-based compensation plan (the “2014 Incentive Plan”). Under the 2014 Incentive Plan, up to 516,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of WNEB. Any shares that were not issued because vesting requirements were not met were available for future issuance under the 2014 Incentive Plan.

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

As of December 31, 2023, the three-year performance period for the 2021 LTI Plan ended. The 2021 LTI Plan included a “catch-up” provision allowing unearned performance-based shares from the 2021 and 2022 performance periods to be earned at the end of the three-year period based on the final year performance. Of the 50,205 performance-based shares granted in 2021 based on achieving target, 69,376 performance-based shares were eligible for vesting during the first quarter of 2024 based on achieving stretch.

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

The threshold, target and stretch metrics under the 2023 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2023	8.00%	8.45%	8.85%
December 31, 2024	8.75%	9.25%	9.75%
December 31, 2025	9.00%	9.50%	10.00%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.39	$2.65	$2.89

At December 31, 2023, there were 308,252 remaining shares available to grant under the 2021 Incentive Plan.

A summary of the status of restricted stock awards at December 31, 2023 and 2022 is presented below:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2022	206,092	$8.85
Shares granted	158,957	9.79
Shares forfeited	(4,219)	9.57
Shares vested	(140,195)	9.21
Balance at December 31, 2023	220,635	$9.29

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	213,381	$8.91
Shares granted	144,440	9.14
Shares forfeited	(24,440)	8.73
Shares vested	(127,289)	9.32
Balance at December 31, 2022	206,092	$8.85

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2020	178,766	$9.63
Shares granted	154,906	8.44
Shares forfeited	(24,506)	10.59
Shares vested	(95,785)	9.05
Balance at December 31, 2021	213,381	$8.91

We recorded total expense for restricted stock awards of $1.4 million, $1.1 million and $1.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The aggregate fair value of restricted stock vested during 2023 was $1.3 million. Tax benefits (shortfall) related to equity incentive plan expense were $29,000, $16,000 and $(5,000) for the years ended December 31, 2023, 2022 and 2021, respectively. Unrecognized compensation cost for stock awards was $573,000 at December 31, 2023 with a remaining term of 1.7 years.

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

At December 31, 2023, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(In thousands)
2024	$447
2025	447
2026	447
2027	447
2028	447
Thereafter	815
Total	$3,050

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $562,000, $683,000 and $682,000 for the years ended December 31, 2023, 2022 and 2021, respectively.

Shares held by the ESOP include the following at December 31, 2023 and 2022:

	2023	2022
Allocated	1,176,311	1,139,325
Committed to be allocated	74,993	78,526
Unallocated	291,494	366,487
Total	1,542,798	1,584,338

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $2.6 million and $3.5 million at December 31, 2023 and 2022, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10.	RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan. The Board of Directors previously announced the termination of the Westfield Bank Defined Benefit Plan (the “DB Plan”) on October 31, 2022. At December 31, 2022, the Company reversed $7.3 million in net unrealized losses recorded in accumulated other comprehensive income attributed to both the DB Plan curtailment resulting from the termination of the DB Plan as well as changes in discount rates. In addition, during the three months ended December 31, 2022, the Company recorded a gain on curtailment of $2.8 million through non-interest income. During the twelve months ended December 31, 2023, the Company made an additional cash contribution of $1.3 million in order to fully fund the DB Plan on a plan termination basis. In addition, for those participants who did not opt for a one-time lump sum payment, the Company funded $6.3 million to purchase a group annuity contract to transfer its remaining liabilities under the DB Plan. During the twelve months ended December 31, 2023, the Company recognized the final termination expense of $1.1 million related to the DB Plan termination, which was recorded through non-interest income.

The following table provides information related to the DB Plan for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
	(In thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$24,612	$45,089
Service cost	—	1,108
Interest	487	1,254
Actuarial gain	(33)	(15,518)
Effect of settlement/curtailment	(24,886)	(5,059)
Benefits paid	(180)	(2,262)
Benefit obligation at end of year	—	24,612
Change in plan assets:
Fair value of plan assets at beginning of year	23,134	27,702
Actual return on plan assets	671	(5,906)
Employer contribution	1,261	3,600
Benefits paid	(180)	(2,262)
Effect of settlement	(24,886)	—
Fair value of plan assets at end of year	—	23,134

Funded status and accrued benefit at end of year	$—	$(1,478)

Accumulated benefit obligation at end of year	$—	$24,612

For the year ended December 31, 2023, the discount rate assumptions reflected the IRS 417 Segment Rates (4.48%/5.26%/5.07%) for lump sums and for annuities in the Insurance Company annuity contract. For the year ended December, 31, 2022, the following actuarial assumptions were used in determining the pension benefit obligation:

December 31,
2022
Discount rate	5.05%
Rate of compensation increase	N/A

The DB Plan was terminated effective October 31, 2022. The DB Plan termination resulted in a $5.1 million curtailment of future salary recognition, which also decreased the DB Plan’s pension benefit obligation for the year ended December 31, 2022. The assets of the DB Plan were liquidated as of June 2, 2023.

Net pension cost includes the following components for the years ended December 31, 2023 and 2022:

	For the Years Ended December 31,
	2023	2022
	(In thousands)
Service cost	$—	$1,108
Interest cost	487	1,254
Expected return on assets	(333)	(1,712)
Amortization of actuarial loss	—	531
Net periodic pension cost	$154	$1,181

The following actuarial assumptions were used in determining the net periodic pension cost for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Discount rate	5.05	2.85%
Expected return on plan assets	3.70	6.50
Rate of compensation increase	N/A	4.00

The following is a summary of the DB Plan’s investments as of December 31, 2022:

Year Ended
December 31, 2022
(In thousands)
Pooled separate investment accounts:
Fixed income	$21,255
Other	1,879
Total	$23,134

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

Due to the DB Plan termination and settlement on June 2, 2023, there were no assets remaining in the DB Plan for the year ended December 31, 2023. The following table summarizes the investments for which fair value is measured using NAV per share as a practical expedient for the year ended December 31, 2022. There are no pertinent redemption restrictions for these investments; the redemption notice period is applicable only to the DB Plan.

	Fair Value	Unfunded Commitments	Redemption Frequency (if Currently Eligible)	Redemption Notice Period
	(In thousands)
December 31, 2022	$23,134	n/a	Daily	1 day

Prior to its termination, the DB Plan offered a mixture of fixed income, equity and real assets as the underlying investment structure for its retirement structure for the pension plan. In August 2022, the DB Plan’s assets were reallocated into short-and-long duration fixed income pooled separate investment accounts offered by the Custodian. In anticipation of DB Plan settlement during the second quarter of 2023, the overall investment objective was to preserve principal and protect DB Plan assets from market volatility.

401(k) Defined Contribution Plan.

The Company also maintains a tax-qualified defined contribution plan through a third party provider (the “401(k) Plan”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants may make pre-tax salary deferrals to the plan not to exceed the annual IRS limits. Effective January 1, 2023, the Company converted to a Safe Harbor 401(k) Plan. In addition to salary deferrals, in 2023, the Company will match up to 100% of the first 4% of the participant’s eligible compensation (for a total maximum employer matching contribution of 4% of a participant’s eligible compensation). In addition, on an annual basis, the Company may make a discretionary profit share contribution to each participant.

The Company’s expense for the 401(k) plan match was $736,000, $470,000 and $476,000 for the years ended December 31, 2023, 2022 and 2021, respectively. The Company’s expense for the 401(k) discretionary profit share contribution was $675,000 for the year ended December 31, 2023. The discretionary profit share contribution is expected to be made during the first quarter of 2024.

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

As of December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At December 31, 2023	At December 31, 2022	At December 31, 2023	At December 31, 2022
	(In thousands)
Loans	$199,393	$—	$(607)	$—
Total	$199,393	$—	$(607)	$—

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $461.2 million; the cumulative basis adjustments associated with these hedging relationships was approximately $607,000; and the notional amount of the designated hedged items were $200 million. The Company had no fair value hedges at December 31, 2022. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At December 31, 2023, the Company’s fair value hedges had a remaining maturity of 0.8 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of December 31, 2023 and December 31, 2022.

December 31, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$651		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,239
Interest rate swap – with dealer counterparties		5,239		—
Total derivatives	Other Assets	$5,890	Other Liabilities	$5,239

December 31, 2022	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		$6,343
Interest rate swap – with dealer counterparties		6,343		—
Total derivatives not designated as hedging instruments	Other Assets	$6,343	Other Liabilities	$6,343

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s fair value hedge derivative on the statements of net income as of December 31, 2023, December 31, 2022 and December 31, 2021.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Twelve Months Ended
	2023	2022	2021
	Interest Income	Interest Income	Interest Income
	(In thousands)
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$1,085	$—	$—

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(607)	—	—
Derivatives designated as hedging instruments	651	—	—

There were no gains or losses recognized in accumulated other comprehensive income during the years ended December 31, 2023 or 2022.

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

At December 31, 2023, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of December 31, 2023, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

12.	LEASES

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to fifteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Operating lease costs were $1.6 million, $1.5 million, and $1.6 million for the years ended December 31, 2023, 2022 and 2021.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022
	(In thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,488	$1,482
ROU assets obtained in exchange for lease obligations:
Operating leases	412	1,714

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
	(In thousands)

Operating lease ROU assets	$8,201	$9,224
Operating lease liabilities	$8,471	$9,457

The weighted average remaining lease term for our operating leases was 9.1 years with a weighted average discount rate of 3.26% at December 31, 2023. Future undiscounted lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2024	$1,474
2025	1,324
2026	1,279
2027	1,018
2028	778
Thereafter	4,020
Total lease payments	9,893
Less imputed interest	(1,422)
Total	$8,471

13.	REGULATORY CAPITAL

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

At December 31, 2023, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2023, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2023 and December 31, 2022 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,760	14.67%	$155,873	8.00%	N/A	N/A
Bank	271,420	13.94	155,711	8.00	$194,639	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	116,905	6.00	N/A	N/A
Bank	250,734	12.88	116,783	6.00	155,711	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	87,679	4.50	N/A	N/A
Bank	250,734	12.88	87,587	4.50	126,515	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,363	9.40	104,400	4.00	N/A	N/A
Bank	250,734	9.62	104,290	4.00	130,363	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2022
Total Capital (to Risk Weighted Assets):
Consolidated	$278,729	14.20%	$157,042	8.00%	N/A	N/A
Bank	264,795	13.50	156,904	8.00	$196,131	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	117,781	6.00	N/A	N/A
Bank	244,864	12.48	117,678	6.00	156,904	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	239,125	12.18	88,336	4.50	N/A	N/A
Bank	244,864	12.48	88,259	4.50	127,485	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	239,125	9.27	103,229	4.00	N/A	N/A
Bank	244,864	9.49	103,166	4.00	128,957	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2023	2022
	(In thousands)
Consolidated GAAP capital	$237,409	$228,143
Net unrealized losses on available-for-sale securities, net of tax	21,744	23,962
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(1,303)	(1,573)
Unrealized loss on defined benefit pension plan, net of tax	—	1,080
Tier 1 and Common Equity Tier 1 capital	245,363	239,125
Allowance for credit losses for regulatory capital	20,685	19,931
Subordinated debt	19,712	19,673

Total regulatory capital	$285,760	$278,729

On July 26, 2022, the Board of Directors authorized a stock repurchase plan (the “2022 Plan”), pursuant to which the Company is authorized to repurchase up to 1.1 million shares, which is approximately 5.0% of the Company’s outstanding common stock as of the date the 2022 Plan was adopted. During the three months ended December 31, 2023, the Company repurchased 244,839 shares of common stock under the 2022 Plan and during the twelve months ended December 31, 2023, the Company repurchased 649,744 shares of common stock under the 2022 Plan. As of December 31, 2023, there were 406,600 shares of common stock available for repurchase under the 2022 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2023, the Bank had $26.2 million in retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $157.0 million and $156.9 million of our equity in the net assets of the Bank was restricted at December 31, 2023 and 2022, respectively.

14.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2023	2022	2021
		(In thousands)

Current tax provision:
Federal	$2,990	$5,251	$5,061
State	1,335	2,403	2,320
Total	4,325	7,654	7,381

Deferred tax provision:
Federal	94	712	462
State	97	376	182
Total	191	1,088	644
Total tax provision	$4,516	$8,742	$8,025

The differences between the statutory federal income tax at a rate of 21% and the effective tax are summarized below:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)

Statutory federal income tax	$4,113	$7,272	$6,662
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,244	2,195	1,977
Tax exempt income	(340)	(360)	(307)
Bank-owned life insurance (BOLI)	(382)	(362)	(401)
BOLI death benefit	(163)	—	(117)
Option exercise tax (benefit) shortfall	—	(28)	(15)
Other, net	44	25	226
Effective tax	$4,516	$8,742	$8,025

Cash paid for income taxes for the years ended December 31, 2023, 2022 and 2021 was $4.6 million, $7.4 million and $6.9 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2023	2022
	(In thousands)

Deferred tax assets:
Net unrealized loss on available-for-sale securities	$7,422	$8,197
Allowance for loan losses	5,865	5,603
Lease liability	2,381	2,658
Employee benefit and share-based compensation plans	1,272	1,027
Accrued expenses	450	807
Nonaccrual interest	264	211
FDIC assessment	95	72
Interest payable	73	3
Purchased mortgage servicing rights	38	89
Defined benefit plan	—	421
Net unrealized loss on marketable equity securities	—	287
Other	277	90
Gross deferred tax assets	18,137	19,465

Deferred tax liabilities:
Lease right-of-use asset	(2,305)	(2,593)
Purchase accounting adjustments, net	(867)	(442)
Deferred loan fees	(804)	(708)
Fixed asset depreciation	(494)	(675)
Other	(31)	(20)
Gross deferred tax liabilities	(4,501)	(4,438)

Net deferred tax asset	$13,636	$15,027

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

We do not have any uncertain tax positions at December 31, 2023 or 2022 which require accrual or disclosure. We record interest and penalties as part of income tax expense. We recorded $6,400 in interest and penalties for the year ended December 31, 2023. There were no interest or penalties were recorded for the years ended December 31, 2022 and 2021.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2020 through 2023. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2020 are open.

15.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2023	2022
	(In thousands)

Balance at beginning of year	$545	$603
Principal distributions	1	15
Repayments of principal	(42)	(43)
Change in related party status	57	(30)

Balance at end of year	$561	$545

16.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2023	2022
	(In thousands)
Commitments to extend credit:
Unused lines of credit	$352,462	$328,850
Loan commitments	37,814	84,123
Existing construction loan agreements	31,829	70,516
Standby letters of credit	22,393	22,049

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

Standby letters of credit are written conditional commitments that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2023 and 2022, outstanding standby letter of credit commitments totaled $22.4 million and $22.0 million, respectively, with standby letters of credit issued by the FHLB on our behalf totaling $15.3 million and $16.4 million, respectively.

At December 31, 2023, outstanding commitments to extend credit totaled $444.5 million, with $52.8 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $391.7 million in variable rate commitments. At December 31, 2022, outstanding commitments to extend credit totaled $505.5 million, with $107.1 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $398.4 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2023, believe sufficient collateral is available to cover potential swap losses.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Vendor Contract.

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2023 were estimated to be $11.6 million, with $5.4 million expected to be paid within one year and the remaining $6.2 million to be paid within the next three years.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $7.5 million to the partnership. At December 31, 2023, the SBIC currently has a book value of $3.7 million and is included in other assets. The unfunded commitment to the partnership was $3.8 million at December 31, 2023.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$137,115	$—	$137,115
Marketable equity securities	196	—	—	196
Interest rate swaps	—	5,890	—	5,890
Total assets	$196	$143,005	$—	$143,201

Liabilities:
Interest rate swaps	$—	$5,239	$—	$5,239

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$146,997	$—	$146,997
Marketable equity securities	6,237	—	—	6,237
Interest rate swaps	—	6,343	—	6,343
Total assets	$6,237	$153,340	$—	$159,577

Liabilities:
Interest rate swaps	$—	$6,343	$—	$6,343

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2023 and 2022.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2023 and 2022.

Year Ended
	At December 31, 2023			December 31, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Individually evaluated loans	$—	$—	$1,100	$2,178

Year Ended
	At December 31, 2022			December 31, 2022
Total
	Level 1	Level 2	Level 3	Losses
	(In thousands)			(In thousands)

Impaired loans	$—	$—	$877	$472

The amount of impaired loans represents the carrying value, net of the related write-down or valuation allowance of impaired loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. The resulting losses were recognized in earnings through the provision for credit losses.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$28,840	$28,840	$—	$—	$28,840
Securities held-to-maturity	223,370	9,450	178,242	—	187,692
Securities available-for-sale	137,115	—	137,115	—	137,115
Marketable equity securities	196	196	—	—	196
Federal Home Loan Bank of Boston and other restricted stock	3,707	—	—	3,707	3,707
Loans - net	2,007,050	—	—	1,841,913	1,841,913
Accrued interest receivable	8,528	—	—	8,528	8,528
Mortgage servicing rights	422	—	724	—	724
Derivative asset	5,890	—	5,890	—	5,890

Liabilities:
Deposits	2,143,744	—	—	2,140,930	2,140,930
Short-term borrowings	16,100	—	16,100	—	16,100
Long-term debt	120,646	—	120,460	—	120,460
Subordinated debt	19,712	—	17,938	—	17,938
Accrued interest payable	3,310	—	—	3,310	3,310
Derivative liabilities	5,239	—	5,239	—	5,239

	December 31, 2022
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$30,342	$30,342	$—	$—	$30,342
Securities held-to-maturity	230,168	9,162	181,788	—	190,950
Securities available-for-sale	146,997	—	146,997	—	146,997
Marketable equity securities	6,237	6,237	—	—	6,237
Federal Home Loan Bank of Boston and other restricted stock	3,352	—	—	3,352	3,352
Loans - net	1,971,469	—	—	1,856,087	1,856,087
Accrued interest receivable	8,140	—	—	8,140	8,140
Mortgage servicing rights	550	—	794	—	794
Derivative asset	6,343	—	6,343	—	6,343

Liabilities:
Deposits	2,229,443	—	—	2,220,405	2,220,405
Short-term borrowings	41,350	—	41,350	—	41,350
Long-term debt	1,178	—	1,094	—	1,094
Subordinated debt	19,673	—	18,132	—	18,132
Accrued interest payable	186	—	—	186	186
Derivative liabilities	6,343	—	6,343	—	6,343

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

The Company, through its bank subsidiary, provides a broad range of financial services to individuals and companies primarily in western Massachusetts and northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings and time deposits, cash management, and wealth management. Substantially all of the Company's revenues, profits, and assets are derived by the Bank from banking products and services. The Company did not have any reportable segments for the years ended December 31, 2023, 2022 or 2021.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2023	2022
	(In thousands)
ASSETS:
Cash equivalents	$940	$763
Investment in subsidiaries	242,780	233,882
ESOP loan receivable	3,050	3,697
Other assets	13,780	13,784
TOTAL ASSETS	$260,550	$252,126
LIABILITIES:
ESOP loan payable	$3,050	$3,697
Other liabilities	20,091	20,286
EQUITY	237,409	228,143
TOTAL LIABILITIES AND EQUITY	$260,550	$252,126

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
INCOME:
Dividends from subsidiaries	$12,119	$8,152	$13,024
ESOP loan interest income	296	349	402
Other income	36	2	1
Total income	12,451	8,503	13,427

OPERATING EXPENSE:
Salaries and employee benefits	1,761	2,011	2,153
ESOP interest	296	349	402
Other expenses	1,310	1,283	998
Total operating expense	3,367	3,643	3,553

Income before equity in undistributed income of subsidiaries and income taxes	9,084	4,860	9,874
Equity in undistributed income of subsidiaries	5,591	20,595	13,009
Net income before taxes	14,675	25,455	22,883
Income tax benefit	(393)	(432)	(816)
Net income	$15,068	$25,887	$23,699

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2023	2022	2021
	(In thousands)
OPERATING ACTIVITIES:
Net income	$15,068	$25,887	$23,699
Equity in undistributed income of subsidiaries	(5,591)	(20,595)	(13,009)
Net amortization of premiums on subordinated debt	39	40	27
Change in other liabilities	(881)	(642)	(353)
Change in other assets	651	694	(142)
Other, net	1,979	1,757	1,989
Net cash provided by operating activities	11,265	7,141	12,211

INVESTING ACTIVITIES:
Purchase of securities	(103)	(107)	(105)
Sales of securities	103	107	105
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(6,066)	(5,281)	(4,677)
Common stock repurchased	(5,022)	(6,351)	(23,281)
Proceeds from issuance of subordinated debt	—	—	20,000
Payment of subordinated debt issue costs	—	—	(394)
Issuance of common stock in connection with stock option exercises	—	1,171	193

Net cash used in financing activities	(11,088)	(10,461)	(8,159)

NET CHANGE IN CASH AND CASH EQUIVALENTS	177	(3,320)	4,052

CASH AND CASH EQUIVALENTS
Beginning of year	763	4,083	31
End of year	$940	$763	$4,083
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$—	$—	$(160)

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$23,638	$24,809	$25,901	$26,770
Interest expense	5,134	7,963	9,518	10,594

Net interest and dividend income	18,504	16,846	16,383	16,176

(Reversal of) provision for credit losses	(388)	420	354	486

Loss on disposal of premises and equipment	—	—	(3)	—
Unrealized losses on marketable equity securities, net	—	—	—	(1)
Gain on non-marketable equity investments	352	—	238	—
Loss on defined benefit plan termination(1)	—	(1,143)	—	—
Gain on bank-owned life insurance death benefit(2)	—	—	778	—
Other non-interest income	2,627	2,735	2,599	2,715
Non-interest income	2,979	1,592	3,612	2,714

Non-interest expense	14,896	14,551	14,118	14,785

Income before income taxes	6,975	3,467	5,523	3,619
Income tax provision	1,671	704	1,033	1,108
Net income	$5,304	$2,763	$4,490	$2,511

Basic earnings per share	$0.24	$0.13	$0.21	$0.12
Diluted earnings per share	$0.24	$0.13	$0.21	$0.12

(1)	The decrease in non-interest income for the three months ended June 30, 2023 was due to a one-time, non-recurring final termination expense of $1.1 million resulting from the termination of the Company’s defined benefit pension plan.

(2)	The increase in non-interest income for the three months ended September 30, 2023 was due to a non-taxable gain on bank-owned life insurance.

	2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)
Interest and dividend income	$19,943	$20,646	$21,754	$23,585
Interest expense	1,245	1,254	1,466	2,731

Net interest and dividend income	18,698	19,392	20,288	20,854

(Credit) provision for loan losses	(425)	300	675	150

Loss on available-for-sale securities, net	(4)	—	—	—
Unrealized (losses) gains on marketable equity securities, net	(276)	(225)	(235)	19
Gain on non-marketable equity investments	—	141	211	70
Gain on defined benefit plan curtailment(1)	—	—	—	2,807
Gain on sale of mortgages	2	—	—	—
Other non-interest income	2,626	2,825	2,614	2,757
Non-interest income	2,348	2,741	2,590	5,653

Non-interest expense	14,456	14,433	14,343	14,003

Income before income taxes	7,015	7,400	7,860	12,354
Income tax provision	1,696	1,865	1,861	3,320
Net income	$5,319	$5,535	$5,999	$9,034

Basic earnings per share	$0.24	$0.25	$0.28	$0.42
Diluted earnings per share	$0.24	$0.25	$0.28	$0.42

(1)	The increase in non-interest income for the three months ended December 31, 2022 was due to a $2.8 million gain on defined benefit plan curtailment resulting from the termination of the Company’s pension plan, which became effective October 31, 2022, subject to regulatory approvals.