Form 10-Q
period 2024-03-31
Western New England Bancorp, Inc.
filed 2024-05-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

At May 1, 2024 the registrant had 21,627,690 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;
●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;
●	unstable political and economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	inflation and governmental responses to inflation, including recent and potential future increases in interest rates that reduce margins;
●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;
●	significant changes in accounting, tax or regulatory practices or requirements;
●	new legal obligations or liabilities or unfavorable resolutions of litigation;
●	disruptive technologies in payment systems and other services traditionally provided by banks;
●	the highly competitive industry and market area in which we operate;
●	changes in business conditions and inflation;
●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;
●	failure or circumvention of our internal controls or procedures;
●	changes in the securities markets which affect investment management revenues;
●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;
●	the soundness of other financial services institutions which may adversely affect our credit risk;
●	certain of our intangible assets may become impaired in the future;
●	new lines of business or new products and services, which may subject us to additional risks;
●	changes in key management personnel which may adversely impact our operations;
●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and
●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$19,244	$20,784
Federal funds sold	709	2,991
Interest-bearing deposits and other short-term investments	2,660	5,065
Cash and cash equivalents	22,613	28,840

Available-for-sale securities, at fair value	138,362	137,115
Held-to-maturity securities, at amortized cost (Fair value of $181,679 at March 31, 2024 and $187,692 at December 31, 2023)	221,242	223,370
Marketable equity securities, at fair value	222	196
Federal Home Loan Bank stock and other restricted stock, at cost	3,105	3,707
Loans, net of allowance for credit losses of $19,884 at March 31, 2024 and $20,267 at December 31, 2023	2,005,682	2,007,050
Premises and equipment, net	24,968	25,575
Accrued interest receivable	8,622	8,528
Bank-owned life insurance	75,598	75,145
Deferred tax asset, net	14,278	13,636
Goodwill	12,487	12,487
Core deposit intangible	1,719	1,813
Other assets	28,338	27,109
TOTAL ASSETS	$2,557,236	$2,564,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Non-interest-bearing	$559,928	$579,594
Interest-bearing	1,583,819	1,564,150
Total deposits	2,143,747	2,143,744

Short-term borrowings	11,470	16,100
Long-term debt	120,646	120,646
Subordinated debt	19,722	19,712
Other liabilities	25,855	26,960
TOTAL LIABILITIES	2,321,440	2,327,162

SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 21,627,690 shares issued and outstanding at March 31, 2024; 21,666,807 shares issued and outstanding at December 31, 2023	216	217
Additional paid-in capital	125,213	125,448
Unearned compensation – ESOP	(2,272)	(2,394)
Unearned compensation - Equity Incentive Plan	(2,174)	(1,111)
Retained earnings	138,450	136,993
Accumulated other comprehensive loss	(23,637)	(21,744)
TOTAL SHAREHOLDERS’ EQUITY	235,796	237,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,557,236	$2,564,571

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2024	2023
Interest and dividend income:
Residential and commercial real estate loans	$20,953	$18,252
Commercial and industrial loans	3,205	3,002
Consumer loans	83	75
Debt securities, taxable	2,112	2,076
Debt securities, tax-exempt	1	2
Marketable equity securities	1	71
Other investments	136	106
Short-term investments	113	54
Total interest and dividend income	26,604	23,638

Interest expense:
Deposits	9,293	4,103
Short-term borrowings	283	703
Long-term debt	1,428	74
Subordinated debt	254	254
Total interest expense	11,258	5,134
Net interest and dividend income	15,346	18,504

Reversal of credit losses	(550)	(388)
Net interest and dividend income after reversal of credit losses	15,896	18,892

Non-interest income:
Service charges and fees	2,219	2,187
Income from bank-owned life insurance	453	440
Loss on disposal of premises and equipment	(6)	—
Net unrealized gain on marketable equity securities	8	—
Gain on non-marketable equity investments	—	352
Total non-interest income	2,674	2,979

Non-interest expense:
Salaries and employee benefits	8,244	8,431
Occupancy	1,363	1,348
Furniture and equipment	484	486
Data processing	862	753
Software	699	514
Net ATM network	552	490
Professional fees	569	757
FDIC insurance assessment	410	352
Advertising	349	417
Other expenses	1,250	1,348
Total non-interest expense	14,782	14,896
Income before income taxes	3,788	6,975
Income tax provision	827	1,671
Net income	$2,961	$5,304

Earnings per common share:
Basic earnings per share	$0.14	$0.24
Weighted average shares outstanding	21,180,968	21,699,042
Diluted earnings per share	$0.14	$0.24
Weighted average diluted shares outstanding	21,271,323	21,716,869
Dividends per share	$0.07	$0.07

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$2,961	$5,304

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities:
Unrealized holding (loss) gain	(2,536)	2,616
Net amount	(2,536)	2,616
Tax effect	643	(675)
Net-of-tax amount	(1,893)	1,941

Other comprehensive (loss) income	(1,893)	1,941

Comprehensive income	$1,068	$7,245

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Comprehensive income	—	—	—	—	—	5,304	1,941	7,245
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Common stock repurchased	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222

BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Comprehensive income	—	—	—	—	—	2,961	(1,893)	1,068
Common stock held by ESOP committed to be released (71,240 shares)	—	—	30	122	—	—	—	152
Share-based compensation - equity incentive plan	—	—	—	—	505	—	—	505
Forfeited equity incentive plan shares reissued in connection with 2021 LTI performance share grant (4,219 shares)	—	—	35	—	(35)	—	—	—
Common stock repurchased	(221,947)	(3)	(1,831)	—	—	—	—	(1,834)
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,504)	—	(1,504)
BALANCE AT MARCH 31, 2024	21,627,690	$216	$125,213	$(2,272)	$(2,174)	$138,450	$(23,637)	$235,796

See accompanying notes to unaudited consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,961	$5,304
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Reversal of credit losses	(550)	(388)
Depreciation and amortization of premises and equipment	560	562
Net (accretion) amortization of purchase accounting adjustments	(71)	72
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and mortgage loans	291	330
Net amortization of deferred costs on loans	103	106
Net amortization of premiums on subordinated debt	10	9
Share-based compensation expense	505	529
ESOP expense	152	180
Net change in unrealized gain on marketable equity securities	(8)	—
Loss on the disposal of premises and equipment	6	—
Income from bank-owned life insurance	(453)	(440)
Net change in:
Accrued interest receivable	(94)	131
Other assets	(1,207)	(1,424)
Other liabilities	(1,127)	(11,043)
Net cash provided by (used in) operating activities	1,172	(5,978)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity securities	(1,100)	—
Proceeds from calls, maturities and principal collections of held-to-maturity securities	3,126	3,065
Purchases of available-for-sale securities and marketable equity securities	(9,362)	—
Proceeds from calls, maturities, and principal collections of available-for-sale securities	5,374	2,949
Loan originations and principal payments, net	1,895	(15,770)
Redemption (purchase) of Federal Home Loan Bank of Boston stock	602	(3,821)
Purchases of premises and equipment	19	2
Proceeds from disposal of premises and equipment	12	—
Net cash provided by (used in) investing activities	566	(13,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3	(72,315)
Net (decrease) increase in short-term borrowings	(4,630)	57,640
Proceeds from issuance of long-term debt	—	30,000
Cash dividends paid on common stock	(1,504)	(1,533)
Common stock repurchased	(1,834)	(1,351)
Net cash (used in) provided by financing activities	(7,965)	12,441

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(6,227)	(7,112)
Beginning of period	28,840	30,342
End of period	$22,613	$23,230

Supplemental cash flow information:
Interest paid	$10,153	$4,984
Taxes paid	627	3,077

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2024

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2024, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results of operations for the year ending December 31, 2024. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2023, included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated Employee Stock Ownership Plan (“ESOP”) shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2024 and 2023.

Earnings per common share for the three months ended March 31, 2024 and 2023 have been computed based on the following:

	Three Months Ended
	March 31,
	2024	2023
	(In thousands, except per share data)
Net income applicable to common stock	$2,961	$5,304

Average number of common shares issued	21,640	22,220
Less: Average unallocated ESOP Shares	(291)	(367)
Less: Average unvested performance-based equity incentive plan shares	(168)	(154)

Average number of common shares outstanding used to calculate basic earnings per common share	21,181	21,699

Effect of dilutive performance-based equity incentive plan shares	90	18

Average number of common shares outstanding used to calculate diluted earnings per common share	21,271	21,717
Basic earnings per share	$0.14	$0.24
Diluted earnings per share	$0.14	$0.24

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	March 31, 2024	December 31, 2023
	(In thousands)
Net unrealized losses on available-for-sale securities	$(31,702)	$(29,166)
Tax effect	8,065	7,422
Net-of-tax amount	(23,637)	(21,744)

Accumulated other comprehensive loss	$(23,637)	$(21,744)

4.     INVESTMENT SECURITIES

Available-for-sale and held-to-maturity investment securities at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,927	$—	$(3,095)	$11,832
State and municipal bonds	135	—	(1)	134
Corporate bonds	5,000	—	(929)	4,071
Total debt securities	20,062	—	(4,025)	16,037

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	143,410	—	(26,321)	117,089
U.S. government guaranteed mortgage-backed securities	6,592	—	(1,356)	5,236
Total mortgage-backed securities	150,002	—	(27,677)	122,325

Total available-for-sale	170,064	—	(31,702)	138,362

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,997	—	(534)	9,463
U.S. government guaranteed obligations	1,100	3	—	1,103
Total debt securities	11,097	3	(534)	10,566

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	210,145	36	(39,068)	171,113
Total mortgage-backed securities	210,145	36	(39,068)	171,113

Total held-to-maturity	221,242	39	(39,602)	181,679
Total	$391,306	$39	$(71,304)	$320,041

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available-for-sale securities:
Debt securities:
Government-sponsored enterprise obligations	$14,924	$—	$(2,898)	$12,026
State and municipal bonds	135	—	—	135
Corporate bonds	8,000	—	(1,038)	6,962
Total debt securities	23,059	—	(3,936)	19,123

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	136,533	—	(23,976)	112,557
U.S. government guaranteed mortgage-backed securities	6,689	—	(1,254)	5,435
Total mortgage-backed securities	143,222	—	(25,230)	117,992

Total available-for-sale	166,281	—	(29,166)	137,115

Held-to-maturity securities:
Debt securities:
U.S. Treasury securities	9,995	—	(545)	9,450
Total debt securities	9,995	—	(545)	9,450

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	213,375	107	(35,240)	178,242
Total mortgage-backed securities	213,375	107	(35,240)	178,242

Total held-to-maturity	223,370	107	(35,785)	187,692
Total	$389,651	$107	$(64,951)	$324,807

The following table presents the unrealized gains recognized on marketable equity securities for the periods indicated:

	Three Months Ended March 31
	2024	2023
	(In thousands)
Net gains recognized during the period on marketable equity securities	$8	$—
Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on marketable equity securities still held at end of period	$8	$—

At March 31, 2024, U.S. Treasury securities with a fair value of $9.5 million, government-sponsored enterprise obligations with a fair value of $7.8 million and mortgage-backed securities with a fair value of $169.4 million were pledged to secure public deposits, the Bank Term Funding Program (“BTFP”) and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of available-for-sale and held-to-maturity securities at March 31, 2024, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Due in one year or less	$135	$134	$4,994	$4,864
Due after one year through five years	—	—	5,003	4,599
Due after five years through ten years	19,927	15,903	—	—
Due after ten years	—	—	1,100	1,103
Total debt securities	$20,062	$16,037	$11,097	$10,566

Mortgage-backed securities:
Due after one year through five years	$962	$916	$—	$—
Due after five years through ten years	844	767	—	—
Due after ten years	148,196	120,642	210,145	171,113
Total mortgage-backed securities	150,002	122,325	210,145	171,113
Total securities	$170,064	$138,362	$221,242	$181,679

There were no sales of available-for-sale securities for the three months ended March 31, 2024 and 2023.

Allowance for Credit Losses – Available-for-Sale Securities

The Company measures expected credit losses on available-for-sale debt securities based upon the gain or loss position of the security. For available-for-sale debt securities in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Available-for-sale securities which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on available-for-sale securities guaranteed by government agencies totaled $360,000 at March 31, 2024 and $333,000 at December 31, 2023, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings, limited by the amount of the fair value of the security less its amortized cost. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on available-for-sale debt securities not guaranteed by government agencies totaled $51,000 at March 31, 2024 and $178,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowance for credit losses established on available-for-sale debt securities during the three months ended March 31, 2024.

Allowance for Credit Losses – Held-to-Maturity Securities

The Company measures expected credit losses on held-to-maturity debt securities on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on held-to-maturity securities would be presented as an allowance for credit loss. Accrued interest receivable on held-to-maturity securities totaled $482,000 at March 31, 2024 and $454,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowance for credit losses established on held-to-maturity securities during the three months ended March 31, 2024.

At March 31, 2024 and December 31, 2023, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality. There was no credit loss during the three months ended March 31, 2024 and March 31, 2023, respectively. At March 31, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies, while at December 31, 2023, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. At March 31, 2024, the Company reviewed the financial strength of the one available-for-sale corporate bond below investment grade and concluded that the amortized cost remains supported by the expected future cash flows of the security.

Information pertaining to investment securities with gross unrealized losses as of March 31, 2024 and December 31, 2023 for which the Company did not recognize a provision for credit losses under CECL, aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	2	$9,295	$13	0.1%	70	$107,794	$26,308	19.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,236	1,356	20.6
Government-sponsored enterprise obligations	—	—	—	—	3	11,832	3,095	20.7
Corporate bonds	—	—	—	—	2	4,071	929	18.6
State and municipal bonds	1	134	1	0.7	—	—	—	—
Total available-for-sale	3	9,429	14		84	128,933	31,688

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,463	534	5.3%
Government-sponsored mortgage-backed securities	3	5,711	80	1.4	37	159,059	38,988	19.7
Total held-to-maturity	3	5,711	80		39	168,522	39,522

Total	6	$15,140	$94		123	$297,455	$71,210

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$112,557	$23,976	17.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,435	1,254	18.7
Government-sponsored enterprise obligations	—	—	—	—	3	12,026	2,898	19.4
Corporate bonds	—	—	—	—	3	6,962	1,038	13.0
Total available-for-sale	—	—	—		85	136,980	29,166

Held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,450	545	5.5%
Government-sponsored mortgage-backed securities	4	7,097	56	0.8	36	164,395	35,184	17.6
Total held-to-maturity	4	7,097	56		38	173,845	35,729

Total	4	$7,097	$56		123	$310,825	$64,895

5.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

Major classifications of loans at the periods indicated were as follows:

	March 31,	December 31,
	2024	2023
	(In thousands)
Commercial real estate	$1,083,910	$1,079,751
Residential real estate:
Residential one-to-four family	615,277	612,315
Home equity	111,488	109,839
Total residential real estate	726,765	722,154

Commercial and industrial	207,307	217,447

Consumer	4,998	5,472
Total gross loans	2,022,980	2,024,824
Unearned premiums and deferred loan fees and costs, net	2,586	2,493
Total loans, net	2,025,566	2,027,317
Allowance for credit losses	(19,884)	(20,267)
Net loans	$2,005,682	$2,007,050

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2024 and December 31, 2023, the Company was servicing commercial loans participated out to various other institutions totaling $59.1 million and $65.0 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2024, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (104 PSA), weighted average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.38 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. There were no sales of residential real estate mortgages to the secondary market during the three months ended March 31, 2024.

At March 31, 2024 and December 31, 2023, the Company was servicing residential mortgage loans owned by investors totaling $71.4 million and $72.3 million, respectively. Servicing fee income of $44,000 and $50,000 was recorded for the three months ended March 31, 2024 and 2023, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2024	2023
	(In thousands)
Balance at the beginning of year:	$422	$550
Capitalized mortgage servicing rights	—	—
Amortization	(22)	(35)
Balance at the end of period	$400	$515
Fair value at the end of period	$707	$779

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million at March 31, 2024 and $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

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

An analysis of changes in the allowance for credit losses by segment for the three months ended March 31, 2024 and March 31, 2023 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision (reversal) for credit losses	(398)	(71)	(95)	114	—	(450)
Charge-offs	—	(7)	(1)	(59)	—	(67)
Recoveries	28	11	67	28	—	134
Balance at March 31, 2024	$14,771	$2,481	$2,508	$124	$—	$19,884

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision (reversal) for credit losses	(111)	21	(10)	—	—	(100)
Balance at March 31, 2024	$264	$184	$49	$—	$—	$497

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(In thousands)

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect of change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted Beginning Balance	$16,188	$1,794	$3,085	46	—	$21,113
Provision (reversal) for credit losses	(349)	83	3	31	—	(232)
Charge-offs	(414)	—	(1,413)	(35)	—	(1,862)
Recoveries	—	—	1	11	—	12
Balance at March 31, 2023	$15,425	$1,877	$1,676	$53	$—	$19,031

Allowance for credit losses for off-balance sheet exposures
Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Provision (reversal) for credit losses	(93)	(62)	(1)	—	—	(156)
Balance at March 31, 2023	$518	$205	$39	$—	$—	$762

The $550,000 reversal of credit losses during the three months ended March 31, 2024 was comprised of a $450,000 reversal of credit losses for loans and a $100,000 reversal of credit losses for unfunded commitments. The $100,000 reversal of credit losses for unfunded commitments for the three months ended March 31, 2024 was primarily related to the impact of lower unfunded loan commitments. Total unfunded loan commitments decreased $12.4 million, or 7.6%, to $149.9 million at March 31, 2024 from $162.3 million at December 31, 2023.

The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
March 31, 2024
Commercial real estate	$522	$3	$799	$1,324	$1,082,586	$1,083,910	$1,035
Residential real estate:
Residential one-to-four family	1,547	514	800	2,861	612,416	615,277	4,492
Home equity	347	—	101	448	111,040	111,488	101
Total:	1,894	514	901	3,309	723,456	726,765	4,593
Commercial and industrial	60	—	9	69	207,238	207,307	201
Consumer	7	—	7	14	4,984	4,998	8
Total loans	$2,483	$517	$1,716	$4,716	$2,018,264	$2,022,980	$5,837

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(In thousands)
December 31, 2023
Commercial real estate	$272	$647	$403	$1,322	$1,078,429	$1,079,751	$1,347
Residential real estate:
Residential one-to-four family	2,354	934	881	4,169	608,146	612,315	4,739
Home equity	263	112	102	477	109,362	109,839	109
Total:	2,617	1,046	983	4,646	717,508	722,154	4,848
Commercial and industrial	20	—	8	28	217,419	217,447	218
Consumer	3	—	—	3	5,469	5,472	8
Total loans	$2,912	$1,693	$1,394	$5,999	$2,018,825	$2,024,824	$6,421

At March 31, 2024, total past due loans totaled $4.7 million, or 0.23% of total loans, and at December 31, 2023, total past due loans totaled $6.0 million, or 0.30% of total loans.

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

The following table presents information regarding nonaccrual loans as of the dates indicated:

	As of March 31, 2024			For the Three Months Ended March 31, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(In thousands)

Commercial real estate	$—	$1,035	$1,035	$24
Residential real estate:
Residential	—	4,492	4,492	55
Home equity	—	101	101	3
Commercial and industrial	—	201	201	39
Consumer	8	—	8	—
Total loans	$8	$5,829	$5,837	$121

	As of December 31, 2023			For the Three Months Ended March 31, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(In thousands)

Commercial real estate	$—	$1,347	$1,347	$23
Residential real estate:
Residential	—	4,739	4,739	45
Home equity	—	109	109	3
Commercial and industrial	—	218	218	58
Consumer	—	8	8	—
Total loans	$—	$6,421	$6,421	$129

At March 31, 2024 and December 31, 2023, nonaccrual loans totaled $5.8 million, or 0.29% of total loans, and $6.4 million, or 0.32%, of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2024 and 2023. At March 31, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. At March 31, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g. slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At March 31, 2024, the Company had $822,000 in individually evaluated commercial loans, collateralized by business assets, and $14.8 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of March 31, 2024
	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$10,063	$—
Residential real estate:
Residential one-to-four family	4,665	—
Home equity	101	—
Commercial and industrial	305	—
Consumer	—	—
Loans with no related allowance recorded	$15,134	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$15,651	$179

	As of December 31, 2023
	Recorded Investment	Related Allowance
	(In thousands)
With no related allowance recorded:
Commercial real estate	$10,648	$—
Residential real estate:
Residential one-to-four family	5,163	—
Home equity	109	—
Commercial and industrial	13,273	—
Consumer	8	—
Loans with no related allowance recorded	$29,201	$—

With an allowance recorded:
Commercial real estate	$—	$—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$29,718	$179

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

There were no loan modifications during the three months ended March 31, 2024 and for the year ended December 31, 2023. During the three months ended March 31, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the three months ended March 31, 2024 or 2023.

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

The following tables detail the amortized cost balances of the Company’s loan portfolio presented by risk rating and origination year as of the periods presented. In addition, payment activity has been included as an additional credit quality indicator:

	Term Loan Origination by Year						Revolving Loans
	March 31, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$8,558	$43,495	$187,387	$235,012	$111,791	$403,778	$77,388	$—	$1,067,409
Special Mention (Rated 5)	—	—	—	—	174	3,684	693	—	4,551
Substandard (Rated 6)	—	—	—	—	8,492	3,458	—	—	11,950
Total commercial real estate loans	$8,558	$43,495	$187,387	$235,012	$120,457	$410,920	$78,081	$—	$1,083,910

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$8,558	$43,495	$187,387	$235,012	$120,457	$409,885	$78,081	$—	$1,082,875
Nonperforming	—	—	—	—	—	1,035	—	—	1,035

Residential One-to-Four Family:
Pass	$11,361	$57,844	$91,010	$93,134	$123,881	$224,744	$7,904	$—	$609,878
Substandard	—	—	446	484	872	3,597	—	—	5,399
Total residential one-to-four family	$11,361	$57,844	$91,456	$93,618	$124,753	$228,341	$7,904	$—	$615,277

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$11,361	$57,844	$91,010	$93,134	$123,881	$225,651	$7,904	$—	$610,785
Nonperforming	—	—	446	484	872	2,690	—	—	4,492

Home Equity:
Pass	$2,599	$10,003	$10,462	$6,680	$6,849	$11,976	$60,612	$2,206	$111,387
Substandard	—	—	—	—	—	—	90	11	101
Total home equity loans	$2,599	$10,003	$10,462	$6,680	$6,849	$11,976	$60,702	$2,217	$111,488

Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

Payment Performance:
Performing	$2,599	$10,003	$10,462	$6,680	$6,849	$11,976	$60,612	$2,206	$111,387
Nonperforming	—	—	—	—	—	—	90	11	101

	Term Loans Originated by Year						Revolving Loans
	March 31, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$6,463	$23,412	$34,411	$30,525	$17,998	$25,793	$53,851	$68	$192,521
Special Mention (Rated 5)	—	6,200	95	35	—	2,052	2,266	—	10,648
Substandard (Rated 6)	—	—	—	—	527	74	3,537	—	4,138
Total commercial and industrial loans	$6,463	$29,612	$34,506	$30,560	$18,525	$27,919	$59,654	$68	$207,307

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1

Payment Performance:
Performing	$6,463	$29,612	$34,506	$30,560	$18,525	$27,913	$59,459	$68	$207,106
Nonperforming	—	—	—	—	—	6	195	—	201

Consumer:
Pass	$299	$1,895	$1,205	$449	$163	$210	$770	$—	$4,991
Substandard	—	—	—	—	—	7	—	—	7
Total consumer loans	$299	$1,895	$1,205	$449	$163	$217	$770	$—	$4,998

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$59	$59

Payment Performance:
Performing	$299	$1,895	$1,205	$449	$163	$210	$769	$—	$4,990
Nonperforming	—	—	—	—	—	7	1	—	8

	Term Loan Origination by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$42,764	$175,829	$228,739	$113,631	$91,353	$320,806	$81,483	$9,289	$1,063,894
Special Mention (Rated 5)	—	—	—	180	915	3,237	164	—	4,496
Substandard (Rated 6)	—	—	—	8,013	—	3,348	—	—	11,361
Total commercial real estate loans	$42,764	$175,829	$228,739	$121,824	$92,268	$327,391	$81,647	$9,289	$1,079,751

Current period gross charge-offs	$—	$—	$—	$—	$—	$764	$—	$—	$764

Payment Performance:
Performing	$42,764	$175,829	$228,739	$121,824	$92,268	$326,044	$81,647	$9,289	$1,078,404
Nonperforming	—	—	—	—	—	1,347	—	—	1,347

Residential One-to-Four Family:
Pass	$59,257	$88,213	$94,290	$125,917	$54,263	$174,688	$10,401	$—	$607,029
Substandard	—	447	495	445	—	3,899	—	—	5,286
Total residential one-to-four family	$59,257	$88,660	$94,785	$126,362	$54,263	$178,587	$10,401	$—	$612,315

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$59,257	$88,213	$94,290	$125,540	$54,263	$175,612	$10,401	$—	$607,576
Nonperforming	—	447	495	822	—	2,975	—	—	4,739

Home Equity:
Pass	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Substandard	—	—	—	—	—	7	90	12	109
Total home equity loans	$9,937	$10,885	$6,861	$7,108	$5,234	$7,268	$60,205	$2,341	$109,839

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Nonperforming	—	—	—	—	—	7	90	12	109

	Term Loans Originated by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$31,108	$35,705	$26,553	$19,780	$19,765	$8,825	$57,393	$69	$199,198
Special Mention (Rated 5)	—	101	—	—	8	498	707	—	1,314
Substandard (Rated 6)	—	—	1,408	8,156	—	85	7,286	—	16,935
Total commercial and industrial loans	$31,108	$35,806	$27,961	$27,936	$19,773	$9,408	$65,386	$69	$217,447

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$31,108	$35,806	$27,961	$27,936	$19,773	$9,401	$65,175	$69	$217,229
Nonperforming	—	—	—	—	—	7	211	—	218

Consumer:
Pass	$2,168	$1,381	$524	$241	$68	$270	$812	$—	$5,464
Substandard	—	—	—	—	—	8	—	—	8
Total consumer loans	$2,168	$1,381	$524	$241	$68	$278	$812	$—	$5,472

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$182	$185

Payment Performance:
Performing	$2,168	$1,381	$524	$241	$68	$271	$811	$—	$5,464
Nonperforming	—	—	—	—	—	7	1	—	8

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At March 31, 2024 and December 31, 2023, the Company’s goodwill was related to the acquisition of Chicopee Savings Bank in October 2016. For the three months ended March 31, 2024, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill. For the year ended December 31, 2023, the carrying value of the Company’s equity exceeded its market capitalization for a period in 2023 due to events affecting the banking industry, specifically three large bank failures and the continued impact of higher interest rates, resulting in declines in bank stock prices. Therefore, the Company completed a fair value analysis to assess potential impairment and any necessary write-down of the carrying value of goodwill. Management used valuation multiples from recent comparable whole bank merger and acquisition transactions to determine the estimated fair value of the Company. Based on the results of this analysis, management determined that the fair value of the Company exceeded the carrying value of the reporting unit, and as a result, goodwill was not impaired at December 31, 2023.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2024 and 2023. At March 31, 2024, future amortization of the core deposit intangible totaled $375,000 for each of the next four years and $219,000 thereafter.

7. SHARE-BASED COMPENSATION

Restricted Stock Awards.

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a stock-based compensation plan (the “2021 Omnibus Plan”). Under the 2021 Omnibus Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of the Company. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 Omnibus Plan.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the 2021 Omnibus Plan, whereby shares will be granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the executive’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the named executive officers and directors over a multi-year period directly with the interests of our shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value and relative shareholder return.

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

As of December 31, 2023, the three-year performance period for the 2021 Long-Tern Incentive Plan (the “2021 LTI Plan”) ended. The 2021 LTI Plan included a “catch-up” provision allowing unearned performance-based shares from the 2021 and 2022 performance periods to be earned at the end of the three-year period based on the final year performance. Of the 50,205 performance-based shares granted in 2021 based on achieving target, 69,376 performance-based shares were eligible for vesting during the first quarter of 2024 based on achieving stretch.

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

The threshold, target and stretch metrics under the 2022 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulatzive Diluted Earnings Per Share	$2.35	$2.61	$2.85

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

In March 2024, 167,878 shares were granted under the 2024 Long-Term Incentive Plan (the “2024 Incentive Plan”). Of the 167,878 shares, 94,667 shares were time-based, with 21,456 vesting in one year and 73,211 vesting ratably over a three-year period. The remaining 73,211 shares granted are performance-based and are subject to the achievement of the 2024 Incentive Plan performance metrics, with 50% of the performance-based shares vesting for each performance metric. The primary performance metrics for the 2024 Incentive Plan grants are return on equity and earnings per share. Performance shares will be earned based upon how the Company performs relative to threshold, target and stretch absolute goals (i.e. Company-specific, not relative to a peer index) on an annual performance period for return on equity metrics and for a three-year cumulative performance period for earnings per share, but will be distributed at the end of the three-year period as earned.

The threshold, target and stretch metrics under the 2024 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2024	5.05%	5.61%	6.17%
December 31, 2025	6.18%	6.86%	7.55%
December 31, 2026	7.30%	8.11%	8.92%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.25	$2.50	$2.75

At March 31, 2024, there were 121,203 remaining shares available to grant under the 2021 Plan.

A summary of the status of restricted stock awards at March 31, 2024 and 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares vested	(69,376)	8.34
Balance at March 31, 2024	338,308	8.98

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(59,270)	9.11
Balance at March 31, 2023	305,779	9.29

We recorded total expense for restricted stock awards of $505,000 and $529,000 for the three months ended March 31, 2024 and 2023, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

We utilize short-term borrowings and long-term debt as additional sources of funds to finance our lending and investing activities and to provide liquidity for daily operations. Total borrowing capacity includes borrowing arrangements at the FHLB, the Federal Reserve Bank (“FRB”), and borrowing arrangements with correspondent banks.

Short-term borrowings can consist of FHLB advances with an original maturity of less than one year, overnight Ideal Way line of credit advances and other borrowings held as collateral for customer swap arrangements. Other borrowings totaled $6.7 million with a weighted average rate of 5.33% at March 31, 2024, compared to $6.1 million with a weighted average rate of 5.33% at December 31, 2023. Short-term borrowings issued by the FHLB were $4.8 million with a weighted average rate of 5.54% at March 31, 2024 and $10.0 million with a weighted average rate of 5.56% at December 31, 2023.

FHLB advances provide more pricing and option alternatives for particular asset/liability needs. The FHLB provides a central credit facility primarily for member institutions. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. FHLB borrowings are secured by certain securities from the Company’s investment portfolio not otherwise pledged as well as certain residential real estate and commercial real estate loans. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. This relationship is an integral component of the Company’s asset-liability management program. At March 31, 2024, the Bank had $508.1 million in additional borrowing capacity from the FHLB.

The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. The Company has an available line of credit of $72.2 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2024 and December 31, 2023, there were no advances outstanding under either of these lines.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of March 31, 2024 and December 31, 2023, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. On March 12, 2023, the FRB made available the BTFP, which enhances the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. With the BTFP, the Company has the ability to pay off the BTFP advance prior to maturity without incurring a penalty or termination fee. Interest expense on BTFP advances is payable at maturity.

At March 31, 2024 and December 31, 2023, long-term debt consisted of $30.6 million in outstanding advances with the FHLB with a weighted average fixed rate of 4.81% and $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%. At March 31, 2024, the Company had no remaining borrowing capacity under the BTFP.

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

The Notes are presented net of issuance costs of $278,000 as of March 31, 2024, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $10,000 and $9,000 for the three months ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
Item in the Balance Sheet in which the Hedged Item is Included	At March 31, 2024	At December 31, 2023	At March 31, 2024	At December 31, 2023
	(In thousands)

Loans	$199,192	$199,393	$(808)	$(607)
Total	$199,192	$199,393	$(808)	$(607)

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At March 31, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $454.1 million; the cumulative basis adjustments associated with these hedging relationships was approximately $808,000; and the notional amount of the designated hedged items were $200 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $461.2 million; the cumulative basis adjustments associated with these hedging relationships was approximately $607,000; and the notional amount of the designated hedged items were $200 million. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At March 31, 2024, the Company’s fair value hedges had a remaining maturity of 0.6 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of March 31, 2024 and December 31, 2023.

	Asset Derivatives		Liability Derivatives
March 31, 2024	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$845		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,875
Interest rate swap – with dealer counterparties		5,875		—
Total derivatives	Other Assets	$6,720	Other Liabilities	$5,875

	Asset Derivatives		Liability Derivatives
December 31, 2023	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$651		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,239
Interest rate swap – with dealer counterparties		5,239		—
Total derivatives	Other Assets	$5,890	Other Liabilities	$5,239

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s fair value hedge derivative on the statements of net income as of March 31, 2024. There were no fair value hedge derivatives at March 31, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
	(In thousands)

	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$443	$—

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(6)	—
Derivatives designated as hedging instruments	449	—

There were no gains or losses recognized in accumulated other comprehensive income during the three months ended March 31, 2024.

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

At March 31, 2024, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of March 31, 2024, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$138,362	$—	$138,362
Marketable equity securities	222	—	—	222
Interest rate swaps	—	6,720	—	6,720
Total assets	$222	$145,082	$—	$145,304

Liabilities:
Interest rate swaps	$—	$5,875	$—	$5,875

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(In thousands)
Available-for-sale securities	$—	$137,115	$—	$137,115
Marketable equity securities	196	—	—	196
Interest rate swaps	—	5,890	—	5,890
Total assets	$196	$143,005	$—	$143,201

Liabilities:
Interest rate swaps	$—	$5,239	$—	$5,239

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at March 31, 2024 and December 31, 2023.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no collateral dependent loans measured at fair value on a nonrecurring basis as of March 31, 2024. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2023:

	At December 31, 2023			Three Months Ended March 31, 2023
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)			(In thousands)
Collateral dependent loans	$—	$—	$1,100	$2,178

The amount of impaired loans represents the carrying value, net of the related write-down or valuation allowance of collateral dependent loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of collateral dependent loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$22,613	$22,613	$—	$—	$22,613
Securities held-to-maturity	221,242	9,463	172,216	—	181,679
Securities available-for-sale	138,362	—	138,362	—	138,362
Marketable equity securities	222	222	—	—	222
Federal Home Loan Bank of Boston and other restricted stock	3,105	—	—	3,105	3,105
Loans - net	2,005,682	—	—	1,837,472	1,837,472
Accrued interest receivable	8,622	—	—	8,622	8,622
Mortgage servicing rights	400	—	707	—	707
Derivative asset	6,720	—	6,720	—	6,720

Liabilities:
Deposits	2,143,747	—	—	2,140,561	2,140,561
Short-term borrowings	11,470	—	11,459	—	11,459
Long-term debt	120,646	—	120,459	—	120,459
Subordinated debt	19,722	—	17,281	—	17,281
Accrued interest payable	4,414	—	—	4,414	4,414
Derivative liabilities	5,875	—	5,875	—	5,875

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Cash and cash equivalents	$28,840	$28,840	$—	$—	$28,840
Securities held-to-maturity	223,370	9,450	178,242	—	187,692
Securities available-for-sale	137,115	—	137,115	—	137,115
Marketable equity securities	196	196	—	—	196
Federal Home Loan Bank of Boston and other restricted stock	3,707	—	—	3,707	3,707
Loans - net	2,007,050	—	—	1,841,913	1,841,913
Accrued interest receivable	8,528	—	—	8,528	8,528
Mortgage servicing rights	422	—	724	—	724
Derivative asset	5,890	—	5,890	—	5,890

Liabilities:
Deposits	2,143,744	—	—	2,140,930	2,140,930
Short-term borrowings	16,100	—	16,100	—	16,100
Long-term debt	120,646	—	120,460	—	120,460
Subordinated debt	19,712	—	17,938	—	17,938
Accrued interest payable	3,310	—	—	3,310	3,310
Derivative liabilities	5,239	—	5,239	—	5,239

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2023, the Financial Accounting Standards Board issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value (a non-GAAP financial measure), pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2024 in the context of this strategy.

●	Net income was $3.0 million, or $0.14 per diluted share, for the three months ended March 31, 2024, compared to net income of $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2023.

●	During the three months ended March 31, 2024, the Company recorded a reversal of credit losses of $550,000, compared to a reversal of credit losses of $388,000 during the three months ended March 31, 2023. The Company recorded net recoveries of $67,000 for the three months ended March 31, 2024 and net charge-offs of $1.9 million for the three months ended March 31, 2023. The charge-offs for the three months ended March 31, 2023 were related to one commercial loan relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. The charge-off represented the nonaccretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation. There was no impact to earnings as a result of the charge-off.

●	Net interest income, our primary driver of revenues, decreased $3.2 million, or 17.1%, to $15.3 million for the three months ended March 31, 2024, from $18.5 million for the three months ended March 31, 2023. The decrease in net interest income was the result of the interest rate paid on interest-bearing liabilities outpacing the increase in the yield on interest-earning assets. Interest expense increased $6.1 million, or 119.3%, while interest and dividend income increased $3.0 million, or 12.5%. The increase in interest expense was a result of the higher cost of interest-bearing liabilities as well as the continued unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2024. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2023 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2024 AND DECEMBER 31, 2023

At March 31, 2024, total assets were $2.6 billion, a decrease of $7.3 million, or 0.3%, from December 31, 2023. The decrease in total assets was mainly related to a decrease in total loans of $1.8 million, or 0.1%, a decrease in investment securities of $855,000, or 0.2%, to $359.8 million, and a decrease in cash and cash equivalents of $6.2 million, or 21.6%, to $22.6 million.

At March 31, 2024 and December 31, 2023, the available-for-sale (“AFS”) and held-to-maturity (“HTM”) securities portfolio represented 14.1% of total assets. At March 31, 2024, the Company’s AFS securities portfolio, recorded at fair market value, increased $1.3 million, or 0.9%, from $137.1 million at December 31, 2023 to $138.4 million. The HTM securities portfolio, recorded at amortized cost, decreased $2.2 million, or 1.0%, from $223.4 million at December 31, 2023 to $221.2 million at March 31, 2024.

At March 31, 2024, the Company reported unrealized losses on the AFS securities portfolio of $31.7 million, or 18.6% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the AFS securities at December 31, 2023. At March 31, 2024, the Company reported unrealized losses on the HTM securities portfolio of $39.6 million, or 17.9%, of the amortized cost basis of the HTM securities portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2023.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $4.1 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At March 31, 2024 and December 31, 2023, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

At March 31, 2024, total loans decreased $1.8 million, or 0.1%, to $2.0 billion from December 31, 2023. Commercial and industrial loans decreased $10.1 million, or 4.7%. The decrease in commercial and industrial loans was partially offset by an increase in residential real estate loans, including home equity loans, of $4.6 million, or 0.6%, and an increase in commercial real estate loans of $4.2 million, or 0.4%. The decrease in commercial and industrial loans at March 31, 2024 was due to the payoff of one Substandard commercial loan relationship totaling $13.0 million during the three months ended March 31, 2024. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $121,000 and $129,000 for the three months ended March 31, 2024 and 2023, respectively.

Total delinquency was 0.23% of total loans at March 31, 2024, compared to 0.30% of total loans at December 31, 2023. At March 31, 2024, nonperforming loans totaled $5.8 million, or 0.29% of total loans, compared to $6.4 million, or 0.32% of total loans, at December 31, 2023. At March 31, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. At March 31, 2024 and December 31, 2023, nonperforming assets to total assets was 0.23% and 0.25%, respectively. At March 31, 2024 and December 31, 2023, the Company did not have any other real estate owned.

At March 31, 2024, the allowance for credit losses as a percentage of total loans was 0.98%, compared to 1.00% at December 31, 2023. At March 31, 2024, the allowance for credit losses as a percentage of nonperforming loans was 340.7%, compared to 315.6% at December 31, 2023.

Total criticized loans, defined as Special Mention and Substandard loans, decreased $2.7 million, or 6.9%, from $39.5 million, or 1.9% of total loans, at December 31, 2023 to $36.8 million, or 1.8%, of total loans at March 31, 2024. We continue to maintain diversity among property types and within our geographic footprint. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Total deposits were $2.1 billion at March 31, 2024 and December 31, 2023. Core deposits, which the Company defines as all deposits except time deposits, decreased $31.9 million, or 2.1%, from $1.5 billion, or 71.5% of total deposits, at December 31, 2023, to $1.5 billion, or 70.0% of total deposits, at March 31, 2024. Money market accounts decreased $9.9 million, or 1.6%, to $624.5 million, non-interest-bearing deposits decreased $19.7 million, or 3.4%, to $559.9 million, interest-bearing checking accounts decreased $5.6 million, or 4.3%, to $125.4 million and savings accounts increased $3.3 million, or 1.8%, to $190.7 million. Time deposits increased $31.8 million, or 5.2%, from $611.4 million at December 31, 2023 to $643.2 million at March 31, 2024. Brokered time deposits, which are included in time deposits, totaled $1.7 million at March 31, 2024 and December 31, 2023.

The table below is a summary of our deposit balances for the periods noted:

	March 31,	December 31,	September 30,	June 30,	March 31,
	2024	2023	2023	2023	2023
	(Dollars in thousands)
Core Deposits:
Demand accounts	$559,928	$579,595	$593,601	$584,511	$625,656
Interest bearing accounts	125,377	131,031	152,886	162,823	133,727
Savings accounts	190,732	187,405	192,321	203,376	218,800
Money market accounts	624,474	634,361	654,909	672,483	721,219
Total Core Deposits	$1,500,511	$1,532,392	$1,593,717	$1,623,193	$1,699,402

Time Deposits	643,236	611,352	582,586	534,781	457,726
Total Deposits:	$2,143,747	$2,143,744	$2,176,303	$2,157,974	$2,157,128

During the three months ended March 31, 2024, the Company continued to experience an unfavorable shift in deposit mix from low cost core deposits to high cost time deposits as customers continue to migrate to higher deposit rates. The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term customer relationship base by competing for and retaining deposits in our local market. At March 31, 2024, the Bank’s uninsured deposits represented 26.0% of total deposits, compared to 26.8% at December 31, 2023.

At March 31, 2024, total borrowings decreased $4.7 million, or 3.0%, from $156.5 million at December 31, 2023 to $151.8 million. Short-term borrowings decreased $4.6 million, or 28.8%, to $11.5 million, compared to $16.1 million at December 31, 2023. Long-term borrowings were $120.6 million at March 31, 2024 and at December 31, 2023. Long-term borrowings consisted of $30.6 million outstanding with the FHLB and $90.0 million outstanding under the Federal Reserve BTFP at March 31, 2024 and at December 31, 2023. At March 31, 2024 and December 31, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes.

At March 31, 2024, shareholders’ equity was $235.8 million, or 9.2% of total assets, compared to $237.4 million, or 9.3% of total assets, at December 31, 2023. The decrease was primarily attributable to an increase in accumulated other comprehensive loss of $1.9 million, $1.8 million for the repurchase of common stock and cash dividends paid of $1.5 million, partially offset by net income of $3.0 million. At March 31, 2024, total shares outstanding were 21,627,690.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets. The Company’s Total Risk-Based Capital Ratio was 14.7% at March 31, 2024 and December 31, 2023. The Bank’s Tier 1 Leverage Ratio to adjusted average assets was 9.77% at March 31, 2024 and 9.62% at December 31, 2023. The Bank’s tangible common equity (“TCE”) to tangible assets ratio, a non-GAAP financial measure, was 8.85% at March 31, 2024, compared to 8.78% at December 31, 2023. Fluctuations in the TCE ratio were driven by the changes in the unrealized loss on available-for-sale securities. TCE is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND MARCH 31, 2023

General.

Net income was $3.0 million, or $0.14 per diluted share, for the three months ended March 31, 2024, compared to net income of $5.3 million, or $0.24 per diluted share, for the three months ended March 31, 2023. Net interest income, our primary driver of revenues, decreased $3.2 million, or 17.1%, to $15.3 million for the three months ended March 31, 2024, from $18.5 million for the three months ended March 31, 2023.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2024 and 2023, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,021,713	$24,351	4.84%	$1,993,124	$21,449	4.36%
Securities(2)	359,493	2,114	2.37	382,373	2,149	2.28
Other investments - at cost	12,494	136	4.38	12,098	106	3.55
Short-term investments(3)	9,386	113	4.84	5,909	54	3.71
Total interest-earning assets	2,403,086	26,714	4.47	2,393,504	23,758	4.03
Total non-interest-earning assets	154,410			152,539
Total assets	$2,557,496			$2,546,043

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$135,559	$234	0.69%	$139,755	$263	0.76%
Savings accounts	186,125	39	0.08	218,797	45	0.08
Money market accounts	626,267	2,587	1.66	777,673	1,995	1.04
Time deposits	627,699	6,433	4.12	427,895	1,800	1.71
Total interest-bearing deposits	1,575,650	9,293	2.37	1,564,120	4,103	1.06
Short-term borrowings and long-term debt	160,802	1,965	4.91	86,360	1,031	4.84
Interest-bearing liabilities	1,736,452	11,258	2.61	1,650,480	5,134	1.26
Non-interest-bearing deposits	557,711			639,162
Other non-interest-bearing liabilities	27,078			25,331
Total non-interest-bearing liabilities	584,789			664,493

Total liabilities	2,321,241			2,314,973
Total equity	236,255			231,070
Total liabilities and equity	$2,557,496			$2,546,043
Less: Tax-equivalent adjustment(2)		(110)			(120)
Net interest and dividend income		$15,346			$18,504
Net interest rate spread(4)			1.85%			2.74%
Net interest rate spread, on a tax equivalent basis(5)			1.86%			2.76%
Net interest margin(6)			2.57%			3.14%
Net interest margin, on a tax equivalent basis(7)			2.59%			3.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			138.39%			145.02%

________________________

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

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

	Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$388	$2,514	$2,902
Investment securities (1)	(120)	85	(35)
Other investments - at cost	3	27	30
Short-term investments	32	27	59
Total interest-earning assets	303	2,653	2,956

Interest-bearing liabilities
Interest-bearing checking accounts	(7)	(22)	(29)
Savings accounts	(7)	1	(6)
Money market accounts	(384)	976	592
Time deposits	859	3,774	4,633
Short-term borrowing and long-term debt	900	34	934
Total interest-bearing liabilities	1,361	4,763	6,124
Change in net interest and dividend income (1)	$(1,058)	$(2,110)	$(3,168)

__________________________

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

Net interest income, our primary driver of revenues, decreased $3.2 million, or 17.1%, to $15.3 million for the three months ended March 31, 2024, from $18.5 million for the three months ended March 31, 2023. The decrease in net interest income was the result of the interest rate paid on interest-bearing liabilities outpacing the increase in the yield on interest-earning assets. Interest expense increased $6.1 million, or 119.3%, while interest and dividend income increased $3.0 million, or 12.5%. The increase in interest expense was a result of the higher cost of interest-bearing liabilities as well as the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

The net interest margin was 2.57% for the three months ended March 31, 2024, compared to 3.14%, for the three months ended March 31, 2023. The net interest margin, on a tax-equivalent basis, was 2.59% for the three months ended March 31, 2024, compared to 3.16% for the three months ended March 31, 2023. The Company’s net interest margin, during the three months ended March 31, 2024, continued to be negatively impacted by higher deposit costs as well as a shift in the deposit mix from low-cost core deposits to high-cost deposits.

The average yield on interest-earning assets increased 44 basis points from 4.01% for the three months ended March 31, 2023 to 4.45% for the three months ended March 31, 2024. The average loan yield, without the impact of tax-equivalent adjustments, was 4.82% for the three months ended March 31, 2024, compared to 4.34% for the three months ended March 31, 2023. During the three months ended March 31, 2024, average interest-earning assets increased $9.6 million, or 0.4% to $2.4 billion, primarily due to an increase in average loans of $28.6 million, or 1.4%, an increase in average short-term investments, consisting of cash and cash equivalents, of $3.5 million, or 58.8%, partially offset by a decrease in average securities of $22.9 million, or 6.0%.

During the three months ended March 31, 2024, the average cost of funds, including non-interest-bearing demand accounts and borrowings, increased 106 basis points, from 0.91% for the three months ended March 31, 2023 to 1.97% for the three months ended March 31, 2024. The average cost of core deposits, which include non-interest-bearing demand accounts, increased 23 basis points, from 0.53% for the three months ended March 31, 2023 to 0.76% for the three months ended March 31, 2024. The average cost of time deposits increased 241 basis points from 1.71% for the three months ended March 31, 2023 to 4.12% for the three months ended March 31, 2024. The average cost of borrowings, including subordinated debt, increased 7 basis points from 4.84% for the three months ended March 31, 2023 to 4.91% for the three months ended March 31, 2024. For the three months ended March 31, 2024, average demand deposits, an interest-free source of funds, decreased $81.5 million, or 12.7%, to $557.7 million, or 26.1% of total average deposits, from $639.2 million, or 29.0% of total average deposits for the three months ended March 31, 2023.

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

During the three months ended March 31, 2024, the Company recorded a reversal of credit losses of $550,000, compared to a reversal of credit losses of $388,000 during the three months ended March 31, 2023. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

The Company recorded net recoveries of $67,000 for the three months ended March 31, 2024, compared to net charge-offs of $1.9 million for the three months ended March 31, 2023. The charge-offs during the three months ended March 31, 2023 were related to one commercial relationship.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

Non-interest income decreased $305,000, or 10.2%, to $2.7 million for the three months ended March 31, 2024, from $3.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, service charges and fees on deposits increased $32,000, or 1.5%, income from BOLI increased $13,000, or 3.0%, from $440,000 for the three months ended March 31, 2023 to $453,000 for the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000. The Company did not have a comparable loss during the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company reported unrealized gains on marketable equity securities of $8,000. The Company did not have comparable unrealized gains or losses during the three months ended March 31, 2023. During the three months ended March 31, 2023, the Company reported a gain on non-marketable equity investments of $352,000. The Company did not have comparable unrealized gains or losses during the three months ended March 31, 2024. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes.

Non-Interest Expense.

For the three months ended March 31, 2024, non-interest expense decreased $114,000, or 0.8%, to $14.8 million, from $14.9 million for the three months ended March 31, 2023. Salaries and employee benefits decreased $187,000, or 2.2%, professional fees decreased $188,000, or 24.8%, other non-interest expense decreased $98,000, or 7.3%, advertising expense decreased $68,000, or 16.3%, and furniture and equipment expense decreased $2,000, or 0.4%. Software expense increased $185,000, or 36.1%, data processing expense increased $109,000, or 14.5%, ATM network expense increased $62,000, or 12.6%, FDIC insurance expense increased $58,000, or 16.5%, and occupancy expense increased $15,000, or 1.1%.

For the three months ended March 31, 2024, the efficiency ratio was 82.0%, compared to 69.3% for March 31, 2023. The increase in the efficiency ratio was primarily the result of a $3.5 million, or 16.1%, decrease in total revenues as a result of the interest paid on interest-bearing liabilities outpacing the increase in the yield on interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended March 31, 2024 was $827,000, or an effective tax rate of 21.8%, compared to $1.7 million, or an effective tax rate of 24.0%, for three months ended March 31, 2023.

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

	For the three months ended
	3/31/2024	3/31/2023
	(In thousands)

Loans (no tax adjustment)	$24,241	$21,329
Tax-equivalent adjustment (1)	110	120
Loans (tax-equivalent basis)	$24,351	$21,449

Net interest income (no tax adjustment)	$15,346	$18,504
Tax equivalent adjustment (1)	110	120
Net interest income (tax-equivalent basis)	$15,456	$18,624

Average interest-earning assets	$2,403,086	$2,393,504
Net interest margin (no tax adjustment)	2.57%	3.14%
Net interest margin, tax-equivalent	2.59%	3.16%

	At or for the three months ended
	3/31/2024	3/31/2023
	(In thousands)

Book Value per Share (GAAP)	$10.90	$10.50
Non-GAAP adjustments:
Goodwill	(0.58)	(0.56)
Core deposit intangible	(0.07)	(0.10)
Tangible Book Value per Share (non-GAAP)	$10.25	$9.84

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$14,782	$14,896

Net Interest Income (GAAP)	$15,346	$18,504

Non-interest Income (GAAP)	$2,674	$2,979
Non-GAAP adjustments:
Loss on disposal of premises and equipment	6	—
Unrealized losses on marketable equity securities	(8)	—
Gain on non-marketable equity investments	—	(352)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,672	$2,627
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$18,018	$21,131

Efficiency Ratio (GAAP)	82.03%	69.34%

Adjusted Efficiency Ratio (Non-interest Expense for Adjusted Efficiency Ratio (non-GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	82.04%	70.49%

___________________

(1)	The tax equivalent adjustment is based upon a 21% tax rate for all periods presented.

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

At March 31, 2024 and December 31, 2023, outstanding borrowings from the FHLB were $35.4 million and $40.6 million, respectively. At March 31, 2024, we had $517.7 million in available borrowing capacity with the FHLB, which includes our Ideal Way Line of Credit. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $72.2 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2024 and December 31, 2023, there were no advances outstanding under either of these lines.

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

At March 31, 2024 and December 31, 2023, long-term debt included $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%. At March 31, 2024, the Company had no remaining borrowing capacity under the BTFP.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2024 and December 31, 2023, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At March 31, 2024, the Company had approximately $95.9 million in loan commitments and letters of credit to borrowers and approximately $350.7 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At March 31, 2024, time deposit accounts scheduled to mature within one year totaled $615.7 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of March 31, 2024 were estimated to be $9.5 million, with $5.0 million expected to be paid within one year and the remaining $4.5 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fourteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $9.9 million as of March 31, 2024. Principal payments expected to be made on our lease liabilities during the twelve months ended March 31, 2025 were $1.5 million. The remaining lease liability payments totaled $8.4 million and are expected to be made after March 31, 2025.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At March 31, 2024, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2024, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At March 31, 2024, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2024, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of March 31, 2024 and December 31, 2023 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,634	14.67%	$155,798	8.00%	N/A	N/A
Bank	271,596	13.96	155,663	8.00	$194,579	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,710	12.62	116,848	6.00	N/A	N/A
Bank	251,394	12.92	116,747	6.00	155,663	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,710	12.62	87,636	4.50	N/A	N/A
Bank	251,394	12.92	87,560	4.50	126,476	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,710	9.54	102,980	4.00	N/A	N/A
Bank	251,394	9.77	102,901	4.00	128,626	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,760	14.67%	$155,873	8.00%	N/A	N/A
Bank	271,420	13.94	155,711	8.00	$194,639	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	116,905	6.00	N/A	N/A
Bank	250,734	12.88	116,783	6.00	155,711	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	87,679	4.50	N/A	N/A
Bank	250,734	12.88	87,587	4.50	126,515	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,363	9.40	104,400	4.00	N/A	N/A
Bank	250,734	9.62	104,290	4.00	130,363	5.00

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2023 Annual Report. Please refer to Item 7A of the 2023 Annual Report for additional information.

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

Except as set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2023, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant, other than routine legal proceedings occurring in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 1A.	RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2023 Annual Report. There are no additional material changes in the risk factors relevant to our operations since December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2024	—	—	—	406,600
February 1 – 29, 2024	100,000	8.18	100,000	306,600
March 1 - 31, 2024	121,947	8.32	100,000	206,600
Total	221,947	8.26	200,000	206,600

(1)	On July 26, 2022, the Board of Directors authorized an additional stock repurchase plan (the “2022 Plan”) under which the Company may purchase up to 1,100,000 shares of common stock, or 5%, of its outstanding common stock, as of the date the 2022 Plan was adopted.

(2)	Repurchase of 21,947 shares related to tax obligations for shares of restricted stock that vested on March 5, 2024 under our 2021 LTI Recognition & Retention Plan. These repurchases were reported by each reporting person on March 7, 2024.

There were no sales by us of unregistered securities during the three months ended March 31, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________________

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2024.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan

James C. Hagan

President and Chief Executive Officer

By:	/s/ Guida R. Sajdak

Guida R. Sajdak

Executive Vice President and Chief Financial Officer