Form 10-Q
period 2024-06-30
Western New England Bancorp, Inc.
filed 2024-08-09
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

At August 5, 2024 the registrant had 21,318,286 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$23,236	$20,784
Federal funds sold	1,947	2,991
Interest-bearing deposits and other short-term investments	28,275	5,065
Total cash and cash equivalents	53,458	28,840

Securities available-for-sale, at fair value	135,089	137,115
Securities held-to-maturity, at amortized cost (Fair value of $177,475 at June 30, 2024 and $187,692 at December 31, 2023)	217,632	223,370
Marketable equity securities, at fair value	233	196
Total investment securities	352,954	360,681
Federal Home Loan Bank stock and other restricted stock, at amortized cost	7,143	3,707
Total Loans	2,026,226	2,027,317
Less: Allowance for Credit Losses	(19,444)	(20,267)
Net loans	2,006,782	2,007,050

Premises and equipment, net	24,738	25,575
Accrued interest receivable	8,737	8,528
Bank-owned life insurance	76,100	75,145
Deferred tax asset, net	14,292	13,636
Goodwill	12,487	12,487
Core deposit intangible	1,625	1,813
Other assets	27,754	27,109
TOTAL ASSETS	$2,586,070	$2,564,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$553,329	$579,594
Interest-bearing deposits	1,618,480	1,564,150
Total deposits	2,171,809	2,143,744

Borrowings:
Short-term borrowings	6,570	16,100
Long-term debt	128,277	120,646
Subordinated debt	19,731	19,712
Total borrowings	154,578	156,458

Other liabilities	23,206	26,960
TOTAL LIABILITIES	2,349,593	2,327,162
SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 21,357,849 shares issued and outstanding at June 30, 2024; 21,666,807 shares issued and outstanding at December 31, 2023	214	217
Additional paid-in capital	123,417	125,448
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(2,150)	(2,394)
Unearned compensation - Equity Incentive Plan	(1,836)	(1,111)
Retained earnings	140,469	136,993
Accumulated other comprehensive loss	(23,637)	(21,744)
TOTAL SHAREHOLDERS’ EQUITY	236,477	237,409
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,586,070	$2,564,571

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income:
Residential and commercial real estate loans	$20,950	$19,103	$41,903	$37,355
Commercial and industrial loans	3,310	3,264	6,515	6,266
Consumer loans	80	83	163	158
Total interest income from loans	24,340	22,450	48,581	43,779
Investment securities, taxable	2,139	2,044	4,252	4,120
Investment securities, tax-exempt	1	2	2	4
Marketable equity securities	1	48	1	119
Total interest and dividend income from investment securities	2,141	2,094	4,255	4,243
Other investments	148	146	284	252
Short-term investments	173	119	286	173
Total interest income from cash and cash equivalents	321	265	570	425
Total interest and dividend income	26,802	24,809	53,406	48,447

Interest expense:
Deposits	10,335	6,069	19,628	10,172
Short-term borrowings	186	646	469	1,349
Long-term debt	1,557	995	2,985	1,069
Subordinated debt	254	253	508	507
Total interest expense	12,332	7,963	23,590	13,097
Net interest and dividend income	14,470	16,846	29,816	35,350

(Reversal of) provision for credit losses	(294)	420	(844)	32
Net interest and dividend income after (reversal of) provision for credit losses	14,764	16,426	30,660	35,318

Non-interest income:
Service charges and fees	2,341	2,241	4,560	4,428
Income from bank-owned life insurance	502	494	955	934
Net unrealized gain on marketable equity securities	4	—	12	—
Loss on sale of premises and equipment	—	—	(6)
Gain on non-marketable equity investments	987	—	987	352
Loss on defined benefit plan termination	—	(1,143)	—	(1,143)
Total non-interest income	3,834	1,592	6,508	4,571

Non-interest expense:
Salaries and employees benefits	7,901	8,089	16,145	16,520
Occupancy	1,218	1,203	2,581	2,551
Furniture and equipment	483	492	967	978
Data processing	846	792	1,708	1,545
Software	566	526	1,265	1,040
Debit card and ATM processing expense	643	528	1,195	1,018
Professional fees	581	803	1,150	1,560
FDIC insurance assessment	323	290	733	642
Advertising	339	339	688	756
Other expenses	1,414	1,489	2,664	2,837
Total non-interest expense	14,314	14,551	29,096	29,447
Income before income taxes	4,284	3,467	8,072	10,442
Income tax provision	771	704	1,598	2,375
Net income	$3,513	$2,763	$6,474	$8,067

Earnings per common share:
Basic earnings per share	$0.17	$0.13	$0.31	$0.37
Weighted average basic shares outstanding	21,056,173	21,634,683	21,118,571	21,666,713
Diluted earnings per share	$0.17	$0.13	$0.31	$0.37
Weighted average diluted shares outstanding	21,163,762	21,648,235	21,217,543	21,682,402
Dividends per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$3,513	$2,763	$6,474	$8,067

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized (loss) gain	(13)	(1,631)	(2,549)	985
Tax effect	13	428	656	(247)
Net-of-tax amount	—	(1,203)	(1,893)	738

Defined benefit pension plan:
Gain arising during the period	—	358	—	358
Reclassification adjustment:
Defined benefit plan termination loss realized in income (1)	—	1,143	—	1,143
Unrealized actuarial gain on defined benefit plan	—	1,501	—	1,501
Tax effect	—	(421)	—	(421)
Net-of-tax amount	—	1,080	—	1,080

Other comprehensive (loss) gain	—	(123)	(1,893)	1,818

Comprehensive income	$3,513	$2,640	$4,581	$9,885

(1)	Realized losses on defined benefit plan termination are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustment were $321,000 for the three and six months ended June 30, 2023.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock			Unearned	Unearned Compensation-		Accumulated
	Shares	Par Value	Paid-in Capital	Compensation- ESOP	Equity Incentive Plan	Retained Earnings	Comprehensive- Loss	Total
BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	2,961	—	2,961
Comprehensive loss	—	—	—	—	—	—	(1,893)	(1,893)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	30	122	—	—	—	152
Share-based compensation - equity incentive plan	—	—	—	—	505	—	—	505
Forfeited equity incentive plan shares reissued in connection with 2021 LTI performance share grant (4,219 shares)	—	—	35	—	(35)	—	—	—
Repurchase of common stock	(221,947)	(3)	(1,831)	—	—	—	—	(1,834)
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,504)	—	(1,504)
BALANCE AT MARCH 31, 2024	21,627,690	$216	$125,213	$(2,272)	$(2,174)	$138,450	$(23,637)	$235,796
Net income	—	—	—	—	—	3,513	—	3,513
Comprehensive income	—	—	—	—	—	—	—	—
Common stock held by ESOP committed to be released (71,240 shares)	—	—	9	122	—	—	—	131
Share-based compensation - equity incentive plan	—	—	—	—	318	—	—	318
Repurchase of common stock	(269,841)	(2)	(1,785)	—	—	—	—	(1,787)
Forfeited equity incentive plan shares (2,384 shares)	—	—	(20)	—	20	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,494)	—	(1,494)
BALANCE AT JUNE 30, 2024	21,357,849	$214	$123,417	$(2,150)	$(1,836)	$140,469	$(23,637)	$236,477

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock		Additional	Unearned	Unearned Compensation-		Accumulated Other
	Shares	Par Value	Paid-in Capital	Compensation- ESOP	Equity Incentive Plan	Retained Earnings	Comprehensive Loss	Total

BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	5,304	—	5,304
Comprehensive income	—	—	—	—	—	—	1,941	1,941
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Repurchase of common stock	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222
Net income	—	—	—	—	—	2,763	—	2,763
Comprehensive loss	—	—	—	—	—	—	(123)	(123)
Common stock held by ESOP committed to be released (74,993 shares)	—	—	22	128	—	—	—	150
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Repurchase of common stock	(126,944)	(1)	(785)	—	—	—	—	(786)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,528)	—	(1,528)
BALANCE AT JUNE 30, 2023	22,082,403	$221	$128,393	$(2,650)	$(1,739)	$132,997	$(23,224)	$233,998

See accompanying notes to unaudited consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,474	$8,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Reversal of) provision for credit losses	(844)	32
Depreciation and amortization of premises and equipment	1,110	1,110
(Accretion) amortization of purchase accounting adjustments, net	(51)	77
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	585	661
Net amortization of deferred costs on mortgage loans	219	232
Net amortization of premiums on subordinated debt	19	19
Share-based compensation expense	823	829
ESOP expense	283	330
Net change in unrealized gains on marketable equity securities	(12)	—
Loss on disposal of premises and equipment, net	6	—
Income from bank-owned life insurance	(955)	(934)
Net change in:
Accrued interest receivable	(209)	328
Other assets	(936)	(3,549)
Other liabilities	(3,565)	(9,124)
Net cash provided by (used in) operating activities	3,135	(1,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	(1,100)	—
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	6,633	7,055
Purchases of securities available-for-sale	(9,367)	—
Proceeds from calls, maturities, and principal collections of securities available-for-sale	8,446	6,069
Proceeds from redemption and sales of marketable equity securities	—	6,237
Loan originations and principal payments, net	957	(24,800)
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(3,436)	126
Purchases of premises and equipment	(311)	(797)
Proceeds from sale of premises & equipment	12	18
Net cash provided by (used in) investing activities	1,834	(6,092)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	28,065	(71,469)
Net change in short-term borrowings	(9,530)	(34,160)
Repayment of long-term debt	(90,369)	—
Proceeds from issuance of long-term debt	98,000	120,000
Cash dividends paid	(2,998)	(3,061)
Repurchase of common stock	(3,519)	(2,137)
Net cash provided by financing activities	19,649	9,173

NET CHANGE IN CASH AND CASH EQUIVALENTS:	24,618	1,347
Beginning of period	28,840	30,342
End of period	$53,458	$31,689

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$102	—
Interest paid	25,877	$12,311
Taxes paid	2,282	4,770

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2024

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

Estimates. The accompanying consolidated financial statements and related disclosures have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates, assumptions and judgements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses for the periods then ended. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and goodwill impairment.

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2024, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results of operations for the year ending December 31, 2024. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2024 and 2023, respectively.

Earnings per common share for the three and six months ended June 30, 2024 and 2023 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(Dollars in thousands, except per share data)

Net income applicable to common stock	$3,513	$2,763	$6,474	$8,067

Average number of common shares issued	21,516	22,148	21,578	22,184
Less: Average unallocated ESOP Shares	(274)	(348)	(282)	(357)
Less: Average unvested performance-based equity incentive plan shares	(186)	(166)	(177)	(160)

Average number of common shares outstanding used to calculate basic earnings per common share	21,056	21,634	21,119	21,667

Effect of dilutive performance-based equity incentive plan	108	14	99	15

Average number of common shares outstanding used to calculate diluted earnings per common share	21,164	21,648	21,218	21,682

Net income per common share:
Basic earnings per common share	$0.17	$0.13	$0.31	$0.37
Diluted earnings per common share	$0.17	$0.13	$0.31	$0.37

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2024	December 31, 2023
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(31,715)	$(29,166)
Tax effect	8,078	7,422
Net-of-tax amount	(23,637)	(21,744)

Accumulated other comprehensive loss	$(23,637)	$(21,744)

4.  INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,929	$—	$(3,131)	$11,798
State and municipal bonds	135	—	—	135
Corporate bonds	5,000	—	(683)	4,317
Total debt securities	20,064	—	(3,814)	16,250

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	140,359	—	(26,530)	113,829
U.S. government guaranteed mortgage-backed securities	6,381	—	(1,371)	5,010
Total mortgage-backed securities	146,740	—	(27,901)	118,839

Total securities available-for-sale	166,804	—	(31,715)	135,089

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	9,999	—	(466)	9,533
U.S. government guaranteed obligations	1,088	5	—	1,093
Total debt securities	11,087	5	(466)	10,626

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	206,545	14	(39,710)	166,849
Total mortgage-backed securities	206,545	14	(39,710)	166,849

Total securities held-to-maturity	217,632	19	(40,176)	177,475

Total	$384,436	$19	$(71,891)	$312,564

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,924	$—	$(2,898)	$12,026
State and municipal bonds	135	—	—	135
Corporate bonds	8,000	—	(1,038)	6,962
Total debt securities	23,059	—	(3,936)	19,123

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	136,533	—	(23,976)	112,557
U.S. government guaranteed mortgage-backed securities	6,689	—	(1,254)	5,435
Total mortgage-backed securities	143,222	—	(25,230)	117,992

Total securities available-for-sale	166,281	—	(29,166)	137,115

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	9,995	—	(545)	9,450
Total debt securities	9,995	—	(545)	9,450

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	213,375	107	(35,240)	178,242
Total mortgage-backed securities	213,375	107	(35,240)	178,242

Total securities held-to-maturity	223,370	107	(35,785)	187,692

Total	$389,651	$107	$(64,951)	$324,807

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(Dollars in thousands)
Net gains recognized during the period on marketable equity securities	$12	$—
Unrealized gains recognized during the period on marketable equity securities still held at end of period	$12	$—

The corporate bonds are investments in subordinated debt of two federally-insured banks, the majority of which is callable after five years of origination. The Company reviewed the financial strength of these bonds and concluded that the amortized cost remains supported by the expected future cash flows and there were no credit impairments on the bonds at June 30, 2024. All securities are performing at June 30, 2024.

At June 30, 2024, U.S. Treasury securities with a fair value of $9.5 million, government-sponsored enterprise obligations with a fair value of $11.7 million and mortgage-backed securities with a fair value of $161.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2024, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$135	$135	$4,997	$4,915
Due after one year through five years	—	—	5,002	4,618
Due after five years through ten years	19,929	16,115	—	—
Due after ten years	—	—	1,088	1,093
Total debt securities	20,064	16,250	11,087	10,626

Mortgage-backed securities:
Due after one year through five years	923	881	—	—
Due after five years through ten years	797	724	—	—
Due after ten years	145,020	117,234	206,545	166,849
Total mortgage-backed securities	146,740	118,839	206,545	166,849

Total securities	$166,804	$135,089	$217,632	$177,475

There were no sales of securities available-for-sale for the three and six months ended June 30, 2024 and 2023.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $363,000 at June 30, 2024 and $333,000 at December 31, 2023, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $124,000 at June 30, 2024 and $178,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and six months ended June 30, 2024.

At June 30, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies, while at December 31, 2023, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. At June 30, 2024, the Company reviewed the financial strength of the one available-for-sale corporate bond below investment grade and concluded that the amortized cost remains supported by the expected future cash flows of the security.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $450,000 at June 30, 2024 and $454,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three and six months ended June 30, 2024.

At June 30, 2024 and December 31, 2023, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	2	$8,953	$85	0.9%	70	$104,876	$26,445	20.1%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,010	1,371	21.5
Government-sponsored enterprise obligations	—	—	—	—	3	11,798	3,131	21.0
Corporate bonds	—	—	—	—	2	4,317	683	13.7
Total securities available-for-sale	2	8,953	85		84	126,001	31,630

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,533	466	4.7%
Government-sponsored mortgage-backed securities	4	10,287	115	1.1	37	154,911	39,595	20.4
Total securities held-to-maturity	4	10,287	115		39	164,444	40,061

Total securities	6	$19,240	$200		123	$290,445	$71,691

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$112,557	$23,976	17.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,435	1,254	18.7
Government-sponsored enterprise obligations	—	—	—	—	3	12,026	2,898	19.4
Corporate bonds	—	—	—	—	3	6,962	1,038	13.0
Total securities available-for-sale	—	—	—		85	136,980	29,166

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,450	545	5.5%
Government-sponsored mortgage-backed securities	4	7,097	56	0.8	36	164,395	35,184	17.6
Total securities held-to-maturity	4	7,097	56		38	173,845	35,729

Total securities	4	$7,097	$56		123	$310,825	$64,895

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2024, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following description provides the number of investment positions in an unrealized loss position:

At June 30, 2024, the Company reported unrealized losses on the securities available-for-sale portfolio of $31.7 million, or 19.0% of the amortized cost basis of the securities available-for-sale, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the securities available-for-sale at December 31, 2023. At June 30, 2024, there were 86 securities available-for-sale in which the fair value was less than the amortized cost, compared to 85 securities available-for-sale at December 31, 2023.

At June 30, 2024, the Company reported unrealized losses on the securities held-to-maturity portfolio of $40.2 million, or 18.5%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the securities held-to-maturity at December 31, 2023. At June 30, 2024, there 43 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 42 securities held-to-maturity at December 31, 2023.

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	June 30,	December 31,
	2024	2023
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$864,603	$881,643
Owner-occupied	191,936	198,108
Total commercial real estate	1,056,539	1,079,751

Residential real estate:
Residential one-to-four family	631,997	612,315
Home equity	113,970	109,839
Total residential real estate	745,967	722,154

Commercial and industrial	216,300	217,447

Consumer	4,715	5,472

Total gross loans	2,023,521	2,024,824
Plus: Unearned premiums and deferred loan fees and costs, net	2,705	2,493
Less: Allowance for credit losses	(19,444)	(20,267)
Net loans	$2,006,782	$2,007,050

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

The carrying value of loans pledged to secure advances from the FHLB were $944.8 million and $941.2 million at June 30, 2024 and December 31, 2023, respectively. The outstanding balance of FHLB advances was $128.3 million and $40.6 million at June 30, 2024 and December 31, 2023, respectively.

The carrying value of loans pledged to secure advances from the Federal Reserve Bank (“FRB”) were $412.9 million at June 30, 2024. There were no loans pledged to the Federal Reserve Bank to secure advances at December 31, 2023. There were no funds borrowed from the FRB backed by loans outstanding at June 30, 2024 or December 31, 2023.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2024 and December 31, 2023, the Company was servicing commercial loans participated out to various other institutions totaling $58.8 million and $65.0 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2024, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (104 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.18 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. There were no sales of residential real estate mortgages to the secondary market during the three and six months ended June 30, 2024.

At June 30, 2024 and December 31, 2023, the Company was servicing residential mortgage loans owned by investors totaling $70.0 million and $72.7 million, respectively. Servicing fee income of $88,000 and $97,000 was recorded for the six months ended June 30, 2024 and 2023, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)

Balance at the beginning of period:	$400	$515	$422	$550
Amortization	(23)	(35)	(45)	(70)
Balance at the end of period	$377	$480	$377	$480
Fair value at the end of period	$689	$759	$689	$759

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.7 million at June 30, 2024 and $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

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

Commercial real estate loans. Loans in this segment include owner-occupied and non-owner occupied commercial real estate, multi-family dwellings, and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. Typically, commercial real estate loans are secured by office buildings, apartment buildings, industrial properties, warehouses, retail facilities, hotels, assisted living facilities, and educational facilities. Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources for commercial real estate loans include operating income and cash flow generated by the real estate, sale of the real estate and, funds from any liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines secured by first or second mortgage on one-to-four family owner-occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Commercial and industrial loans. The primary risk associated with commercial and industrial loans is the ability of borrowers to achieve business results and cash flows consistent with those projected at loan origination. Collateral frequently consists of a first lien position on business assets including, but not limited to, accounts receivable, inventory, and equipment. The primary repayment source is operating cash flow, followed by liquidation of assets. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. A weakened economy and resultant decreased consumer spending will have an effect on the credit quality in this segment.

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

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for outstanding off-balance-sheet credit exposures that are unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segments described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans held for investment.

An analysis of changes in the allowance for credit losses by segment for the three and six months ended June 30, 2024 and June 30, 2023 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Balance at March 31, 2024	$14,771	$2,481	$2,508	$124	$—	$19,884
Provision for (reversal of) credit losses	(440)	(38)	28	20	—	(430)
Charge-offs	—	—	—	(50)	—	(50)
Recoveries	—	1	16	23	—	40
Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444

Balance at March 31, 2023	$15,425	$1,877	$1,676	$53	$—	$19,031
Provision for (reversal of) credit losses	327	456	(207)	15	—	591
Charge-offs	—	—	—	(36)	—	(36)
Recoveries	—	23	18	20	—	61
Balance at June 30, 2023	$15,752	$2,356	$1,487	$52	$—	$19,647

Allowance for credit losses for off-balance sheet exposures

Balance at March 31, 2024	$264	$184	$49	$—	$—	$497
Provision for (reversal of) credit losses	97	41	(2)	—	—	136
Balance at June 30, 2024	$361	$225	$47	$—	$—	$633

Balance at March 31, 2023	$518	$205	$39	$—	$—	$762
Reversal of credit losses	(123)	(42)	(6)	—	—	(171)
Balance at June 30, 2023	$395	$163	$33	$—	$—	$591

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) for credit losses	(838)	(109)	(66)	133	—	(880)
Charge-offs	—	(7)	(1)	(109)	—	(117)
Recoveries	28	12	82	52	—	174
Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted beginning balance	16,188	1,794	3,085	46	—	21,113
Provision (reversal) for credit losses	(22)	539	(204)	46	—	359
Charge-offs	(414)	—	(1,413)	(71)	—	(1,898)
Recoveries	—	23	19	31		73
Balance at June 30, 2023	$15,752	$2,356	$1,487	$52	$—	$19,647

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision (reversal) for credit losses	(14)	62	(12)	—	—	36
Balance at June 30, 2024	$361	$225	$47	$—	$—	$633

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(216)	(104)	(7)	—	—	(327)
Balance at June 30, 2023	$395	$163	$33	$—	$—	$591

The reversal of credit losses of $430,000 during the three months ended June 30, 2024 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses for unfunded commitments of $136,000 for the three months ended June 30, 2024 was primarily due to the impact of increased unfunded loan commitments. Total unfunded loan commitments increased $11.9 million, or 7.9%, to $161.8 million at June 30, 2024 from $149.9 million at March 31, 2024. The provision for credit losses of $591,000 during the three months ended June 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The reversal of credit losses for unfunded commitments of $171,000 for the three months ended June 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $16.6 million for the three months ended June 30, 2023.

The reversal of credit losses of $880,000 during the six months ended June 30, 2024 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses for unfunded commitments of $36,000 for the six months ended June 30, 2024 was primarily related to the changes in the balances of unfunded loan commitments. The provision for credit losses of $359,000 during the six months ended June 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The reversal of credit losses for unfunded commitments of $327,000 for the six months ended June 30, 2023 was primarily related to the impact of lower unfunded loan commitments, with off-balance sheet unfunded commitment exposures decreasing $29.5 million for the six months ended June 30, 2023.

The provision for or reversal of credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
June 30, 2024
Commercial real estate:
Non-owner occupied	$—	$—	$646	$646	$863,957	$864,603	$840
Owner-occupied	267	22	149	438	191,498	191,936	171
Total:	267	22	795	1,084	1,055,455	1,056,539	1,011
Residential real estate:
Residential one-to-four family	2,224	394	1,129	3,747	628,250	631,997	4,291
Home equity	122	70	348	540	113,430	113,970	347
Total:	2,346	464	1,477	4,287	741,680	745,967	4,638
Commercial and industrial	—	164	8	172	216,128	216,300	189
Consumer	6	1	—	7	4,708	4,715	7
Total loans	$2,619	$651	$2,280	$5,550	$2,017,971	$2,023,521	$5,845

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2023
Commercial real estate:
Non-owner occupied	$—	$647	$236	$883	$880,760	$881,643	$1,107
Owner-occupied	272	—	167	439	197,669	198,108	240
Total:	272	647	403	1,322	1,078,429	1,079,751	1,347
Residential real estate:
Residential one-to-four family	2,354	934	881	4,169	608,146	612,315	4,739
Home equity	263	112	102	477	109,362	109,839	109
Total:	2,617	1,046	983	4,646	717,508	722,154	4,848
Commercial and industrial	20	—	8	28	217,419	217,447	218
Consumer	3	—	—	3	5,469	5,472	8
Total loans	$2,912	$1,693	$1,394	$5,999	$2,018,825	$2,024,824	$6,421

At June 30, 2024 and December 31, 2023, total past due loans totaled $5.6 million, or 0.27% of total loans, and $6.0 million, or 0.30% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at June 30, 2024 and December 31, 2023:

	As of June 30, 2024			For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$840	$840	$21	$42
Owner-occupied	—	171	171	3	6
Total	—	1,011	1,011	24	48
Residential real estate:
Residential	—	4,291	4,291	52	103
Home equity	—	347	347	13	16
Total		4,638	4,638	65	119
Commercial and industrial	—	189	189	39	78
Consumer	—	7	7	—	—
Total loans	$—	$5,845	$5,845	$128	$245

	As of December 31, 2023			For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$1,107	$1,107	$22	$40
Owner-occupied	—	240	240	5	10
Total	—	1,347	1,347	27	50
Residential real estate:
Residential	—	4,739	4,739	40	80
Home equity	—	109	109	3	6
Total		4,848	4,848	43	86
Commercial and industrial	—	218	218	35	86
Consumer	—	8	8	—	—
Total loans	$—	$6,421	$6,421	$105	$222

At June 30, 2024 and December 31, 2023, nonaccrual loans totaled $5.8 million, or 0.29% of total loans and $6.4 million, or 0.32% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three and six months ended June 30, 2024 and 2023. At June 30, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. At June 30, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned (“OREO”) at June 30, 2024 or December 31, 2023.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g. slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At June 30, 2024, the Company had $801,000 in individually evaluated commercial loans, collateralized by business assets, and $14.5 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of June 30, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$8,273	$—
Owner-occupied	1,490	—
Total	9,793	—
Residential real estate:
Residential one-to-four family	4,388	—
Home equity	348	—
Total	4,736
Commercial and industrial	292	—
Consumer	—	—
Loans with no related allowance recorded	$14,791	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner-occupied
Total
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total
Commercial and industrial	509	171
Consumer	—	—
Loans with an allowance recorded	$509	$171
Total individually evaluated loans	$15,300	$171

	As of December 31, 2023
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$8,879	$—
Owner-occupied	1,769	—
Total	10,648	—
Residential real estate:
Residential one-to-four family	5,163	—
Home equity	109	—
Total	5,272	—
Commercial and industrial	13,273	—
Consumer	8	—
Loans with no related allowance recorded	$29,201	$—

With an allowance recorded:
Commercial real estate:	$—	$—
Non-owner occupied
Owner-occupied
Total
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$29,718	$179

Modified Loans to Borrowers Experiencing Financial Difficulty.

The Company will modify the contractual terms of loans to a borrower experiencing financial difficulties as a way to mitigate loss and comply with regulations regarding bankruptcy and discharge situations. Loans are designated as modified when, as part of an agreement to modify the original contractual terms of the loan as a result of financial difficulties of the borrower, the Company grants the borrower a concession on the terms that would not otherwise be considered. Typically, such concessions may consist of a reduction in interest rate to a below market rate, taking into account the credit quality of the note, extension of additional credit based on receipt of adequate collateral, or a deferment or reduction of payments (principal or interest) which materially alters the Company's position or significantly extends the note's maturity date, such that the present value of cash flows to be received is materially less than those contractually established at the loan's origination.

There were no loan modifications granted based on borrower financial difficulty during the six months ended June 30, 2024 and for the year ended December 31, 2023. During the six months ended June 30, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the six months ended June 30, 2024 or 2023.

Credit Quality Information.

The Company monitors the credit quality of its loan portfolio by using internal risk ratings that are based on regulatory guidance. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans.

The grades assigned and definitions are as follows: loans graded excellent, above average, good are classified as “Pass” for grading purposes (risk ratings 1-4). All loans risk rated Special Mention (5), Substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as Substandard, Doubtful, and Loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are risk rated as “Substandard” and individually evaluated.

Loans rated 1 – 4: Loans rated 1-4 are classified as “Pass” and have quality metrics to support that the loan will be repaid according to the terms established and are not subject to adverse criticism as defined in regulatory guidance. Pass loans exhibit characteristics that represent acceptable risk and are not considered problem loans.

Loans rated 5: Loans rated 5 are classified as “Special Mention” and have potential weaknesses that deserve management’s close attention. Special mention loans are currently performing but with potential weaknesses including adverse trends in borrower’s operations, credit quality, financial strength, or possible collateral deficiency. Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk, but have potential weakness that may result in deterioration of the repayment process at some future date. Special Mention loans do not sufficiently expose the Company to warrant adverse classification.

Loans rated 6: Loans rated 6 are classified as “Substandard” and have an identified definitive weakness which may make full collection of contractual cash flows questionable and/or jeopardize the liquidation of the debt.

Loans rated 7: Loans rated 7 are classified as “Doubtful” and have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation of the loan highly questionable and improbable. The possibility of some loss is extremely high, but because of specific pending factors that may work to the advantage and strengthening of the asset, its classification as an estimated loss is deferred until its more exact status may be determined.

Loans rated 8: Loans rated 8 are classified a “Loss” and are considered uncollectible and are charged to the allowance for credit losses. The loss classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off the asset because recovery and collection time may be affected in the future.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate loans over $2 million and commercial and industrial loans over $1 million. On an ongoing basis, Management utilizes delinquency reports, interim customer financials, the criticized loan report and other loan reports to monitor credit quality and adjust risk ratings accordingly. In addition, at least on an annual basis, the Company contracts with an independent third-party to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of its review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of June 30, 2024 and December 31, 2023. The tables also summarize gross charge-offs, by year of origination for the six months ended June 30, 2024 and the year ended December 31, 2023.

	Term Loan Origination by Year						Revolving Loans
	Year-to-Date June 30, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$10,446	$43,506	$172,773	$232,133	$110,031	$392,374	$80,008	$—	$1,041,271
Special Mention (Rated 5)	—	—	—	—	—	3,245	258	—	3,503
Substandard (Rated 6)	—	—	—	—	8,386	3,379	—	—	11,765
Total commercial real estate loans	$10,446	$43,506	$172,773	$232,133	$118,417	$398,998	$80,266	$—	$1,056,539

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$10,446	$43,506	$172,773	$232,133	$118,417	$397,987	$80,266	$—	$1,055,528
Nonperforming	—	—	—	—	—	1,011	—	—	1,011

Residential One-to-Four Family:
Pass	$37,345	$61,100	$91,232	$92,582	$122,225	$217,984	$4,349	$—	$626,817
Substandard	—	—	622	256	858	3,444	—	—	5,180
Total residential one-to-four family	$37,345	$61,100	$91,854	$92,838	$123,083	$221,428	$4,349	$—	$631,997

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$37,345	$61,100	$91,232	$92,582	$122,225	$218,873	$4,349	$—	$627,706
Nonperforming	—	—	622	256	858	2,555	—	—	4,291

Home Equity:
Pass	$4,646	$9,467	$10,254	$6,305	$6,670	$11,452	$62,344	$2,485	$113,623
Substandard	—	—	—	—	—	—	337	10	347
Total home equity loans	$4,646	$9,467	$10,254	$6,305	$6,670	$11,452	$62,681	$2,495	$113,970

Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$—	$7

Payment Performance:
Performing	$4,646	$9,467	$10,254	$6,305	$6,670	$11,452	$62,344	$2,485	$113,623
Nonperforming	—	—	—	—	—	—	337	10	347

	Term Loans Originated by Year						Revolving Loans
	Year-to-Date June 30, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$7,455	$23,151	$32,148	$29,425	$16,967	$24,813	$66,382	$67	$200,408
Special Mention (Rated 5)	—	6,150	81	32	—	1,933	2,932	—	11,128
Substandard (Rated 6)	—	—	141	—	478	63	4,082	—	4,764
Total commercial and industrial loans	$7,455	$29,301	$32,370	$29,457	$17,445	$26,809	$73,396	$67	$216,300

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1

Payment Performance:
Performing	$7,455	$29,301	$32,370	$29,457	$17,445	$26,803	$73,213	$67	$216,111
Nonperforming	—	—	—	—	—	6	183	—	189

Consumer:
Pass	$365	$1,705	$1,093	$381	$110	$277	$777	$—	$4,708
Substandard	—	—	—	—	—	6	1	—	7
Total consumer loans	$365	$1,705	$1,093	$381	$110	$283	$778	$—	$4,715

Current period gross charge-offs	$43	$—	$—	$—	$—	$—	$—	$66	$109

Payment Performance:
Performing	$365	$1,705	$1,093	$381	$110	$277	$777	$—	$4,708
Nonperforming	—	—	—	—	—	6	1	—	7

	Term Loan Origination by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$42,764	$175,829	$228,739	$113,631	$91,353	$320,806	$81,483	$9,289	$1,063,894
Special Mention (Rated 5)	—	—	—	180	915	3,237	164	—	4,496
Substandard (Rated 6)	—	—	—	8,013	—	3,348	—	—	11,361
Total commercial real estate loans	$42,764	$175,829	$228,739	$121,824	$92,268	$327,391	$81,647	$9,289	$1,079,751

Current period gross charge-offs	$—	$—	$—	$—	$—	$764	$—	$—	$764

Payment Performance:
Performing	$42,764	$175,829	$228,739	$121,824	$92,268	$326,044	$81,647	$9,289	$1,078,404
Nonperforming	—	—	—	—	—	1,347	—	—	1,347

Residential One-to-Four Family:
Pass	$59,257	$88,213	$94,290	$125,917	$54,263	$174,688	$10,401	$—	$607,029
Substandard	—	447	495	445	—	3,899	—	—	5,286
Total residential one-to-four family	$59,257	$88,660	$94,785	$126,362	$54,263	$178,587	$10,401	$—	$612,315

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$59,257	$88,213	$94,290	$125,540	$54,263	$175,612	$10,401	$—	$607,576
Nonperforming	—	447	495	822	—	2,975	—	—	4,739

Home Equity:
Pass	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Substandard	—	—	—	—	—	7	90	12	109
Total home equity loans	$9,937	$10,885	$6,861	$7,108	$5,234	$7,268	$60,205	$2,341	$109,839

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Nonperforming	—	—	—	—	—	7	90	12	109

	Term Loans Originated by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$31,108	$35,705	$26,553	$19,780	$19,765	$8,825	$57,393	$69	$199,198
Special Mention (Rated 5)	—	101	—	—	8	498	707	—	1,314
Substandard (Rated 6)	—	—	1,408	8,156	—	85	7,286	—	16,935
Total commercial and industrial loans	$31,108	$35,806	$27,961	$27,936	$19,773	$9,408	$65,386	$69	$217,447

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$31,108	$35,806	$27,961	$27,936	$19,773	$9,401	$65,175	$69	$217,229
Nonperforming	—	—	—	—	—	7	211	—	218

Consumer:
Pass	$2,168	$1,381	$524	$241	$68	$270	$812	$—	$5,464
Substandard	—	—	—	—	—	8	—	—	8
Total consumer loans	$2,168	$1,381	$524	$241	$68	$278	$812	$—	$5,472

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$182	$185

Payment Performance:
Performing	$2,168	$1,381	$524	$241	$68	$271	$811	$—	$5,464
Nonperforming	—	—	—	—	—	7	1	—	8

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss, at June 30, 2024 and December 31, 2023. The table below includes consumer loans that are Special Mention and Substandard accruing that are classified as performing based on payment activity.

	June 30, 2024	December 31, 2023
	(Dollar in thousands)
Criticized loans:
Special Mention	$14,631	$5,810
Substandard	22,063	33,699
Total criticized loans	$36,694	$39,509
Total criticized loans as a percentage of total loans	1.8%	1.9%

6.	GOODWILL AND OTHER INTANGIBLES

Goodwill

At June 30, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At June 30, 2024 and December 31, 2023, the Company’s goodwill was related to the acquisition of Chicopee Savings Bank in October 2016. For the three and six months ended June 30, 2024, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill. For the year ended December 31, 2023, the carrying value of the Company’s equity exceeded its market capitalization for a period in 2023 due to events affecting the banking industry, specifically three large bank failures and the continued impact of higher interest rates, resulting in declines in bank stock prices. Therefore, the Company completed a fair value analysis to assess potential impairment and any necessary write-down of the carrying value of goodwill. Management used valuation multiples from recent comparable whole bank merger and acquisition transactions to determine the estimated fair value of the Company. Based on the results of this analysis, management determined that the fair value of the Company exceeded the carrying value of the reporting unit, and as a result, goodwill was not impaired at December 31, 2023.

Core Deposit Intangibles

In connection with the acquisition of Chicopee, the Bank recorded a core deposit intangible of $4.5 million, which is amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $188,000 for the three and six months ended June 30, 2024 and 2023, respectively. At June 30, 2024, future amortization of the core deposit intangible totaled $375,000 for each of the next four years and $125,000 thereafter.

7.	SHARE-BASED COMPENSATION

Restricted Stock Awards.

In May 2021, the Company’s shareholders approved the 2021 Omnibus Incentive Plan, a share-based compensation plan (the “2021 Omnibus Plan”). Under the 2021 Omnibus Plan, up to 700,000 shares of the Company’s common stock were reserved for grants of stock awards, including stock options and restricted stock, which may be granted to any officer, key employee or non-employee director of the Company. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the 2021 Omnibus Plan.

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

The threshold, target and stretch metrics under the 2024 Incentive Plan are as follows:

	Return on Equity Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2024	5.05%	5.61%	6.17%
December 31, 2025	6.18%	6.86%	7.55%
December 31, 2026	7.30%	8.11%	8.92%

	Earnings Per Share Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-year Cumulative Diluted Earnings Per Share	$2.25	$2.50	$2.75

At June 30, 2024, there were 123,587 remaining shares available to grant under the 2021 Plan.

A summary of the status of unvested restricted stock awards at June 30, 2024 and 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(69,376)	8.34
Balance at June 30, 2024	335,924	8.98

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(66,817)	9.07
Balance at June 30, 2023	298,232	9.30

The Company recorded total expense for restricted stock awards of $823,000 and $829,000 for the six months ended June 30, 2024 and 2023, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company's overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program.

At June 30, 2024, FHLB advances, consisting of short-term and long-term advances, totaled $128.3 million, with a weighted average rate of 4.95%. At December 31, 2023, FHLB advances totaled $40.6 million, with an average weighted rate of 4.99%. At June 30, 2024, the Company pledged $944.8 million of eligible collateral to support its borrowing capacity at the FHLB. At June 30, 2024, the Company had an immediate availability to borrow an additional $437.4 million from the FHLB, based on qualified collateral pledged. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At June 30, 2024 and December 31, 2023, the Company did not have an outstanding balance under the Ideal Way line of credit.

Other borrowings, held as collateral for customer swap arrangements, totaled $6.6 million with a weighted average rate of 5.33%, at June 30, 2024 and $6.1 million, with a weighted average rate of 5.33%, at December 31, 2023, respectively.

As a member of the Federal Reserve Bank of Boston (“FRB”), the Company may also borrow from the Federal Reserve Bank Discount Window (the “Discount Window”). At June 30, 2024, the Company pledged $412.9 million of eligible collateral to support its borrowing capacity at the FRB. At June 30, 2024 and December 31, 2023, the Company did not have an outstanding balance under the Discount Window. At June 30, 2024, the Company had an immediate availability to borrow $403.8 million from the Discount Window.

The Company utilized the Bank Term Funding Program (“BTFP”), which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the outstanding balance under the BTFP was $90.0 million. There was no outstanding balance at June 30, 2024.

The following table sets forth certain information regarding advances from the FHLB, and other borrowed funds for the periods indicated:

	June 30, 2024		December 31, 2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(Dollars in thousands)

FHLB advances:
Short-term advances(1)	$—	—%	$10,000	5.56%
Long-term advances	128,277	4.95	30,646	4.81
Total FHLB advances	128,277	4.95	40,646	4.99

BTFP advances	—	—	90,000	4.71

Other borrowings	6,570	5.33	6,100	5.33

Total	$134,847	4.97%	$136,746	4.82%

(1)	Short-term advances are defined as having maturities of less than 12 months.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At June 30, 2024, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $269,000 as of June 30, 2024, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $19,000 for the six months ended June 30, 2024 and 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At June 30, 2024	At December 31, 2023	At June 30, 2024	At December 31, 2023
	(Dollars in thousands)
Loans	$199,457	$199,393	$(543)	$(607)
Total	$199,457	$199,393	$(543)	$(607)

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At June 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $446.5 million; the cumulative basis adjustments associated with these hedging relationships was approximately $543,000; and the notional amount of the designated hedged items were $200 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $461.2 million; the cumulative basis adjustments associated with these hedging relationships was approximately $607,000; and the notional amount of the designated hedged items were $200 million. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At June 30, 2024, the Company’s fair value hedges had a remaining maturity of 0.3 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2024 and December 31, 2023.

June 30, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$572		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,922
Interest rate swap – with dealer counterparties		5,922		—
Total derivatives	Other Assets	$6,494	Other Liabilities	$5,922

December 31, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$651		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,239
Interest rate swap – with dealer counterparties		5,239		—
Total derivatives	Other Assets	$5,890	Other Liabilities	$5,239

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income as of June 30, 2024 and June 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(Dollars in thousands)
Balance Sheet location	Interest Income	Interest Income	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$447	$220	$890	$220

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(3)	$(1,659)	$(9)	$(1,659)
Derivatives designated as hedging instruments	450	1,879	899	1,879

There were no gains or losses recognized in accumulated other comprehensive income during the six months ended June 30, 2024 and 2023, respectively.

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

At June 30, 2024, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of June 30, 2024, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(Dollars in thousands)
Available-for-sale securities	$—	$135,089	$—	$135,089
Marketable equity securities	233	—	—	233
Interest rate swaps	—	6,494	—	6,494
Total assets	$233	$141,583	$—	$141,816

Liabilities:
Interest rate swaps	$—	$5,922	$—	$5,922

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(Dollars in thousands)
Available-for-sale securities	$—	$137,115	$—	$137,115
Marketable equity securities	196	—	—	196
Interest rate swaps	—	5,890	—	5,890
Total assets	$196	$143,005	$—	$143,201

Liabilities:
Interest rate swaps	$—	$5,239	$—	$5,239

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at June 30, 2024 and December 31, 2023.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no collateral dependent loans measured at fair value on a nonrecurring basis as of June 30, 2024. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2023:

Six Months Ended
	At December 31, 2023			June 30, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$1,100	$1,828

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$53,458	$53,458	$—	$—	$53,458
Securities held-to-maturity	217,632	9,533	167,942	—	177,475
Securities available-for-sale	135,089	—	135,089	—	135,089
Marketable equity securities	233	233	—	—	233
FHLB and other restricted stock	7,143	—	—	7,143	7,143
Loans - net	2,006,782	—	—	1,845,800	1,845,800
Accrued interest receivable	8,737	—	—	8,737	8,737
Mortgage servicing rights	377	—	689	—	689
Derivative asset	6,494	—	6,494	—	6,494

Liabilities:
Deposits	2,171,809	—	—	2,169,900	2,169,900
Short-term borrowings	6,570	—	6,570	—	6,570
Long-term debt	128,277	—	128,444	—	128,444
Subordinated debt	19,731	—	16,135	—	16,135
Accrued interest payable	1,023	—	—	1,023	1,023
Derivative liabilities	5,922	—	5,922	—	5,922

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,840	$28,840	$—	$—	$28,840
Securities held-to-maturity	223,370	9,450	178,242	—	187,692
Securities available-for-sale	137,115	—	137,115	—	137,115
Marketable equity securities	196	196	—	—	196
FHLB and other restricted stock	3,707	—	—	3,707	3,707
Loans - net	2,007,050	—	—	1,841,913	1,841,913
Accrued interest receivable	8,528	—	—	8,528	8,528
Mortgage servicing rights	422	—	724	—	724
Derivative asset	5,890	—	5,890	—	5,890

Liabilities:
Deposits	2,143,744	—	—	2,140,930	2,140,930
Short-term borrowings	16,100	—	16,100	—	16,100
Long-term debt	120,646	—	120,460	—	120,460
Subordinated debt	19,712	—	17,938	—	17,938
Accrued interest payable	3,310	—	—	3,310	3,310
Derivative liabilities	5,239	—	5,239	—	5,239

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share (non-GAAP), continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value (tangible book value per share is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements); and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and six months ended June 30, 2024 in the context of this strategy.

●	Net income was $3.5 million, or $0.17 per diluted share, for the three months ended June 30, 2024, compared to net income of $2.8 million, or $0.13 per diluted share, for the three months ended June 30, 2023. For the six months ended June 30, 2024, net income was $6.5 million, or $0.31 per diluted share, compared to $8.1 million, or $0.37 per diluted share, for the six months ended June 30, 2023.

●	Net interest income, our primary driver of revenues, decreased $2.4 million, or 14.1%, to $14.5 million, for the three months ended June 30, 2024, from $16.8 million for the three months ended June 30, 2023. The decrease in net interest income was due to an increase in interest expense of $4.4 million, or 54.9%, partially offset by an increase in interest and dividend income of $2.0 million, or 8.0%. During the six months ended June 30, 2024, net interest income decreased $5.5 million, or 15.7%, to $29.8 million, compared to $35.4 million for the six months ended June 30, 2023. The decrease in net interest income was due to an increase in interest expense of $10.5 million, or 80.1%, partially offset by an increase in interest and dividend income of $5.0 million, or 10.2%. The increase in interest expense for the three and six months ended June 30, 2024 was a result of competitive pricing on deposits due to the continued higher interest rate environment and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

●	During the three months ended June, 30, 2024, the Company recorded a reversal for credit losses of $294,000, compared to a provision for credit losses of $420,000, during the three months ended June 30, 2023. During the six months ended June, 30, 2024, the Company recorded a reversal of credit losses of $844,000, compared to a provision for credit losses of $32,000 during the six months ended June 30, 2023. The decrease in the provision for credit losses during the three and six months ended June 30, 2024 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

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

There have been no material changes to our critical accounting policies during the three months ended June 30, 2024. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2023 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2024 AND DECEMBER 31, 2023

At June 30, 2024, total assets were $2.6 billion, an increase of $21.5 million, or 0.8%, from December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $24.6 million, or 85.4%, partially offset by a decrease in investment securities of $7.7 million, or 2.1%, and a decrease in total loans of $1.1 million, or 0.1%.

Investment Securities

At June 30, 2024, the investment securities portfolio totaled $353.0 million, or 13.6% of total assets, compared to $360.7 million, or 14.1%, of total assets, at December 31, 2023. At June 30, 2024, the Company’s available-for-sale (“AFS”) securities portfolio, recorded at fair market value, decreased $2.0 million, or 1.5%, from $137.1 million at December 31, 2023 to $135.1 million. The held-to-maturity (“HTM”) securities portfolio, recorded at amortized cost, decreased $5.8 million, or 2.6%, from $223.4 million at December 31, 2023 to $217.6 million at June 30, 2024.

At June 30, 2024, the Company reported unrealized losses on the AFS securities portfolio of $31.7 million, or 19.0% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the AFS securities at December 31, 2023. At June 30, 2024, the Company reported unrealized losses on the HTM securities portfolio of $40.2 million, or 18.5%, of the amortized cost basis of the HTM securities portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2023.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $4.3 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At June 30, 2024 and December 31, 2023, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

Total Loans

At June 30, 2024, total loans decreased $1.1 million, or 0.1%, from December 31, 2023, to $2.0 billion. Commercial real estate loans decreased $23.2 million, or 2.1%, commercial and industrial loans decreased $1.1 million, or 0.5%, while residential real estate loans, including home equity loans, increased $23.8 million, or 3.3%. All loans where the payments are 90 days or more in arrears as of the closing date of each month are placed on nonaccrual status. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $245,000 and $222,000 for the six months ended June 30, 2024 and 2023, respectively.

Total delinquency was $5.6 million, or 0.27% of total loans, at June 30, 2024, compared to $6.0 million, or 0.30% of total loans at December 31, 2023. At June 30, 2024, nonperforming loans totaled $5.8 million, or 0.29% of total loans, compared to $6.4 million, or 0.32% of total loans, at December 31, 2023. Total nonperforming assets totaled $5.8 million, or 0.23% of total assets, at June 30, 2024, compared to $6.4 million, or 0.25% of total assets, at December 31, 2023. At June 30, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. At June 30, 2024 and December 31, 2023, the Company did not have any OREO.

At June 30, 2024, the allowance for credit losses as a percentage of total loans was 0.96%, compared to 1.00% at December 31, 2023. At June 30, 2024, the allowance for credit losses as a percentage of nonperforming loans was 332.7%, compared to 315.6% at December 31, 2023.

Total classified loans, defined as special mention and substandard loans, decreased $2.8 million, or 7.1%, from $39.5 million, or 1.9% of total loans, at December 31, 2023 to $36.7 million, or 1.8%, of total loans at June 30, 2024. Our philosophy toward managing our loan portfolios is predicated upon careful monitoring, which stresses early detection in problem loans and an immediate response to delinquent and default situations. We seek to make arrangements to resolve any delinquent or default situation over the shortest possible time frame to minimize loss to the Company. We continue to maintain diversity among property types and within our geographic footprint. Management continues to remain attentive to any signs of deterioration in borrowers’ financial conditions and is proactive in taking the appropriate steps to mitigate risk. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

The Company’s commercial real estate loans are considered to be relatively diversified by borrower, industry and concentrated in the New England geographical area. A significant portion of the loan portfolio consists of commercial real estate loans, primarily made in Massachusetts, and to a lesser degree, Connecticut, and secured by real estate or other collateral in the market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the local real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic market area is in Massachusetts, the Company has made loans outside that market area where the applicant is an existing customer, and the nature and quality of such loans was consistent with the Company's lending policies.

We continuously monitor the asset quality of our loan portfolio. For the commercial portfolio, we monitor credit quality using a risk rating scale, which assigns a risk-grade to each borrower based on a number of quantitative and qualitative factors associated with a commercial loan transaction. Management utilizes a loan risk rating methodology based on an 8-point scale. Pass grades are 0-4 and non-pass categories, which align with regulatory guidelines, include: special mention (5), substandard (6), doubtful (7) and loss (8). Risk rating assignment is determined by analyzing key factors, which may include: industry and market conditions, position within the industry, earnings trends, operating cash flow, debt capacity, guarantor strength, management, financial reporting, collateral and other considerations.

CRE Concentrations

The Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation (“Agencies”) issued guidance in 2006 which addresses institutions with increased concentrations of commercial real estate (“CRE”) loans. The guidance does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner. In developing this guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction.

Institutions are encouraged to segment their CRE portfolios to acknowledge these distinctions for risk management purposes. The guidance focuses on those CRE loans for which the cash flow from the real estate is the primary source of repayment rather than loans to a borrower for which real estate collateral is taken as a secondary source of repayment or through an abundance of caution. Thus, for the purposes of the guidance, CRE loans include those loans with risk profiles sensitive to the condition of the general CRE market (for example, market demand, changes in capitalization rates, vacancy rates, or rents). CRE loans are land development and construction loans (including 1- to 4-family residential and commercial construction loans) and other land loans. CRE loans also include loans secured by multifamily property, and nonfarm nonresidential property where the primary source of repayment is derived from rental income associated with the property (that is, loans for which 50 percent or more of the source of repayment comes from third party, nonaffiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Excluded from the scope of this Guidance are loans secured by nonfarm nonresidential properties where the primary source of repayment is the cashflow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

As part of their ongoing supervisory monitoring processes, the Agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its CRE concentration risk:

1. Total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total risk-based capital; or

2. Total commercial real estate loans as defined in this guidance represent 300 percent or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

The Agencies use the criteria as a preliminary step to identify institutions that may have CRE concentration risk. Because regulatory reports capture a broad range of CRE loans with varying risk characteristics, the supervisory monitoring criteria do not constitute limits on an institution’s lending activity but rather serve as high-level indicators to identify institutions potentially exposed to CRE concentration risk.

The Company holds a concentration in commercial real estate loans. As of June 30, 2024, construction, land development and other land loans represented 34.1% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 33.3%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board of Directors has established internal maximum limits on CRE as an asset class overall as well as sub limits within CRE by property class, to better manage and control the exposure to property classes during periods of changing economic conditions. The Board of Directors also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by the Company’s Credit Department that is independent of the originating lender(s).

At June 30, 2024 and December 31, 2023, non-owner and owner occupied commercial real estate loans, totaled $1.1 billion, or 52.2%, of total gross loans, and $1.1 billion, or 53.3%, of total gross loans, respectively.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner-occupied and by concentration as of June 30, 2024:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Adult Care/Assisted Living	$32,027	$—	$32,027	3.0%	1.6%	11.8%
Apartment	177,792	—	177,792	16.8%	8.8%	65.4%
Auto Sales	2,495	34,282	36,777	3.5%	1.8%	13.5%
Residential one-to-four family	32,547	1,016	33,563	3.2%	1.7%	12.4%
College	11,957	11,307	23,264	2.2%	1.1%	8.6%
Hotel	43,897	—	43,897	4.2%	2.2%	16.2%
Industrial and Warehouse	126,859	59,896	186,755	17.7%	9.2%	68.7%
Mixed Use	18,543	4,897	23,440	2.2%	1.2%	8.6%
Office Portfolio	196,598	36,711	233,309	22.1%	11.5%	85.9%
Retail	104,035	8,748	112,783	10.7%	5.6%	41.5%
Self-Storage	18,036	374	18,410	1.7%	0.9%	6.8%
Shopping Center	51,520	—	51,520	4.9%	2.5%	19.0%
Student Housing	24,310	—	24,310	2.3%	1.2%	8.9%
Other	23,987	34,705	58,692	5.5%	2.9%	21.5%
Total commercial real estate	$864,603	$191,936	$1,056,539	100.0%	52.2%	388.8%
% of Total Bank Risk-Based Capital (1)	318.2%	70.6%
% of Total CRE loans	81.8%	18.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner-occupied and by concentration as of December 31, 2023:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Adult Care/Assisted Living	32,404	—	32,404	3.0%	1.6%	11.9%
Apartment	172,623	—	172,623	16.0%	8.5%	63.6%
Auto Sales	2,548	35,244	37,792	3.5%	1.9%	13.9%
Residential one-to-four family	34,876	1,039	35,915	3.3%	1.8%	13.2%
College	12,642	11,584	24,226	2.2%	1.2%	8.9%
Hotel	44,629	—	44,629	4.1%	2.2%	16.4%
Industrial and Warehouse	123,643	62,337	185,980	17.2%	9.2%	68.5%
Mixed Use	19,697	4,765	24,462	2.3%	1.2%	9.0%
Office Portfolio	198,453	37,644	236,097	21.9%	11.7%	87.0%
Retail	106,109	9,187	115,296	10.7%	5.7%	42.5%
Self-Storage	31,552	441	31,993	3.0%	1.6%	11.8%
Shopping Center	51,071	—	51,071	4.7%	2.5%	18.8%
Student Housing	24,484	—	24,484	2.3%	1.2%	9.0%
Other	26,912	35,867	62,779	5.8%	3.0%	23.2%
Total commercial real estate	$881,643	$198,108	$1,079,751	100.0%	53.3%	397.8%
% of Total Bank Risk-Based Capital (1)	324.8%	73.0%
% of Total CRE loans	84.1%	15.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At June 30, 2024, of the $1.1 billion in commercial real estate loans, $864.6 million, or 42.7% of total gross loans, were categorized as non-owner occupied and represented 318.2% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of June 30, 2024:

Property Type	MA	CT	NH	RI	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV(2)
	(Dollars in thousands)

Office Portfolio	77,821	64,659	40,841	—	13,277	196,598	72.3%	64.9%
Apartment	95,439	35,262	4,998	42,093	—	177,792	65.4%	55.8%
Industrial and Warehouse	72,185	37,039	—	13,076	4,559	126,859	46.7%	59.8%
Retail	34,103	50,044	2,608	6,292	10,988	104,035	38.3%	60.0%
Shopping Center	28,107	11,594	11,819	—	—	51,520	19.0%	51.4%
Hotel	21,165	22,732	—	—	—	43,897	16.2%	52.5%
Residential real estate	31,155	1,262	—	—	130	32,547	12.0%	57.8%
Adult Care/Assisted Living	15,392	16,635	—	—	—	32,027	11.8%	55.0%
Student Housing	3,761	15,452	—	—	5,097	24,310	9.0%	68.9%
Other	18,002	5,985	—	—	—	23,987	8.8%	50.5%
Mixed Use	16,982	626	—	935	—	18,543	6.8%	54.8%
Self-Storage	17,246	—	790	—	—	18,036	6.6%	62.3%
College	11,957	—	—	—	—	11,957	4.4%	45.4%
Auto Sales	2,495	—	—	—	—	2,495	0.9%	47.4%
Total Non-Owner CRE	$445,810	$261,290	$61,056	$62,396	$34,051	$864,603	318.2%	58.7%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

At December 31, 2023, of the $1.1 billion in commercial real estate loans, $881.7 million, or 43.5% of loans, was categorized as non-owner occupied and represented 324.8% of total risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2023.

Property Type	MA	CT	NH	RI	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)
Office Portfolio	$79,864	$65,685	$41,404	$—	$11,500	$198,453	73.1%	62.1%
Apartment	88,616	34,712	5,050	44,244	—	172,622	63.6%	50.7%
Industrial and Warehouse	74,626	35,728	—	13,290	—	123,644	45.6%	56.4%
Retail	35,129	50,829	2,657	6,363	11,131	106,109	39.1%	59.4%
Shopping Center	28,571	11,846	10,654	—	—	51,071	18.8%	51.1%
Hotel	21,519	23,110	—	—	—	44,629	16.4%	53.4%
Residential real estate	33,021	1,723	—	—	132	34,876	12.8%	57.1%
Adult Care/Assisted Living	15,700	16,704	—	—	—	32,404	11.9%	55.4%
Self-Storage	12,911	—	—	18,640	—	31,551	11.6%	50.0%
Other	20,329	6,411	—	—	173	26,913	9.9%	46.3%
Student Housing	3,803	15,570	—	—	5,110	24,483	9.0%	69.4%
Mixed Use	17,782	971	—	945	—	19,698	7.3%	56.1%
College	12,642	—	—	—	—	12,642	4.7%	45.6%
Auto Sales	2,548	—	—	—	—	2,548	0.9%	48.5%
Total Non-Owner CRE	$447,061	$263,289	$59,765	$83,482	$28,046	$881,643	324.8%	56.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The Company also underwrites and originates owner-occupied commercial real estate loans. These loans are typically term loans made to support properties that rely upon the operations of the business occupying the property for repayment. The Agencies specifically excluded owner-occupied commercial real estate from their concentration guidance, as the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

The table below depicts a well-diversified portfolio of owner-occupied commercial real estate portfolio as of June 30, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)
Owner Occupied CRE
Auto Sales	$27,536	$6,746	$—	$—	$34,282	12.6%	60.8%
Residential one-to-four family	749	—	267	—	1,016	0.4%	51.6%
College	11,307	—	—	—	11,307	4.2%	68.5%
Industrial and Warehouse	51,370	7,944	—	582	59,896	22.0%	54.9%
Mixed Use	4,380	517	—	—	4,897	1.8%	57.3%
Office Portfolio	32,421	4,290	—	—	36,711	13.5%	60.9%
Retail	6,668	2,080	—	—	8,748	3.2%	52.5%
Self-Storage	360	14	—	—	374	0.1%	20.6%
Other	31,098	2,938	669	—	34,705	12.8%	42.9%
Total Owner Occupied CRE	$165,889	$24,529	$936	$582	$191,936	70.6%	56.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner-occupied commercial real estate as of December 31, 2023:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV(2)
	(Dollars in thousands)
Owner Occupied CRE
Auto Sales	$28,345	$6,899	$—	$—	$35,244	13.0%	64.3%
Residential one-to-four family	767	—	272	—	1,039	0.4%	52.8%
College	11,584	—	—	—	11,584	4.3%	69.9%
Industrial and Warehouse	52,653	9,086	—	598	62,337	23.0%	55.5%
Mixed Use	4,238	527	—	—	4,765	1.8%	55.5%
Office Portfolio	31,423	4,398	—	1,823	37,644	13.9%	60.8%
Retail	7,076	2,111	—	—	9,187	3.4%	53.6%
Self-Storage	389	52	—	—	441	0.2%	20.2%
Other	32,089	3,093	685	—	35,867	13.0%	49.0%
Total Owner Occupied CRE	$168,564	$26,166	$957	$2,421	$198,108	73.0%	57.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $233.3 million, or 85.9% of total bank risk-based capital and $236.1 million, or 87.0% of total bank risk-based capital, as of June 30, 2024 and December 31, 2023, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

June 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office	$80,809	$13,805	$94,614	40.6%	34.8%
Office - Medical	101,894	20,795	122,689	52.6%	45.1%
Office - Retail	3,929	—	3,929	1.7%	1.5%
Office - Mixed	3,499	2,111	5,610	2.4%	2.1%
Office - Warehouse	6,467	—	6,467	2.7%	2.4%
Total Office Portfolio	$196,598	$36,711	$233,309	100.0%	85.9%

December 31, 2023	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office	$82,948	$12,367	$95,315	40.4%	35.1%
Office - Medical	103,189	21,268	124,457	52.7%	45.9%
Office - Retail	3,987	—	3,987	1.7%	1.5%
Office - Mixed	3,568	2,186	5,754	2.4%	2.1%
Office - Warehouse	4,761	1,823	6,584	2.8%	2.4%
Total Office Portfolio	$198,453	$37,644	$236,097	100.0%	87.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 47.3% at June 30, 2024 and 47.1%, at December 31, 2023, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

June 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$77,821	$32,421	$110,242	47.3%	40.6%
Connecticut	64,659	4,290	68,949	29.6%	25.4%
New Hampshire	40,841	—	40,841	17.5%	15.0%
Other	13,277	—	13,277	5.6%	4.9%
Total Office Portfolio	$196,598	$36,711	$233,309	100.0%	85.9%

December 31, 2023	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$79,864	$31,423	$111,287	47.1%	41.0%
Connecticut	65,685	4,398	70,083	29.7%	25.8%
New Hampshire	41,404	—	41,404	17.5%	15.3%
Other	11,500	1,823	13,323	5.7%	4.9%
Total Office Portfolio	$198,453	$37,644	$236,097	100.0%	87.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner-occupied CRE and their credit quality indicators as of the dates indicated:

June 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$196,325	$35,196	$231,521	99.2%	85.2%
Special Mention	80	1,085	1,165	0.5%	0.5%
Substandard	193	430	623	0.3%	0.2%
Total Office Portfolio	$196,598	$36,711	$233,309	100.0%	85.9%

December 31, 2023	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$197,911	$36,876	$234,787	99.4%	86.5%
Special Mention	83	329	412	0.2%	0.2%
Substandard	459	439	898	0.4%	0.3%
Total Office Portfolio	$198,453	$37,644	$236,097	100.0%	87.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Given prevailing market conditions such as rising interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we carefully monitor these loans for signs of deterioration in credit quality and other risks. Such heightened monitoring includes incremental risk management strategies undertaken by management, including more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis, which may include monitoring concentration limitations, including concentrations by loan type, property type, geographic area and with participants, where applicable, and risk diversification, tracking aggregated policy and underwriting exceptions and stress testing the loan portfolios.

Deposits

Total deposits increased $28.1 million, or 1.3%, from $2.1 billion at December 31, 2023 to $2.2 billion at June 30, 2024. Core deposits, which the Company defines as all deposits except time deposits, decreased $32.3 million, or 2.1%, from $1.5 billion, or 71.5% of total deposits, at December 31, 2023, to $1.5 billion, or 69.1% of total deposits, at June 30, 2024. Non-interest-bearing deposits decreased $26.3 million, or 4.5%, to $553.3 million, money market accounts decreased $22.9 million, or 3.6%, to $611.5 million, savings accounts decreased $1.2 million, or 0.7%, to $186.2 million and interest-bearing checking accounts increased $18.1 million, or 13.8%, to $149.1 million. Time deposits increased $60.3 million, or 9.9%, from $611.4 million at December 31, 2023 to $671.7 million at June 30, 2024. Brokered time deposits, which are included in time deposits, totaled $1.7 million at June 30, 2024 and December 31, 2023.

The table below is a summary of our deposit balances for the periods noted:

	June 30, 2024	March 31, 2024	December 31, 2023
Core Deposits:	(Dollars in thousands)
Demand accounts	$553,329	$559,928	$579,595
Interest-bearing accounts	149,100	125,377	131,031
Savings accounts	186,171	190,732	187,405
Money market accounts	611,501	624,474	634,361
Total Core Deposits	$1,500,101	$1,500,511	$1,532,392
Time Deposits:	671,708	643,236	611,352
Total Deposits:	$2,171,809	$2,143,747	$2,143,744

During the six months ended June 30, 2024, the Company continued to experience an unfavorable shift in deposit mix from low cost core deposits to high cost time deposits as customers continue to migrate to higher deposit rates. The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term customer relationship base by competing for and retaining deposits in our local market. At June 30, 2024, the Bank’s uninsured deposits represented 26.4% of total deposits, compared to 26.8% at December 31, 2023.

Borrowings

At June 30, 2024, total borrowings decreased $1.9 million, or 1.2%, from $156.5 million at December 31, 2023 to $154.6 million. Short-term borrowings decreased $9.5 million, or 59.2%, to $6.6 million, compared to $16.1 million at December 31, 2023. Long-term borrowings increased $7.7 million, or 6.3%, from $120.6 million at December 31, 2023 to $128.3 million at June 30, 2024.

The Company utilized the Bank Term Funding Program (“BTFP”), which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the Company’s outstanding balance under the BTFP was $90.0 million. There were no outstanding balance under the BTFP at June 30, 2024.

At June 30, 2024 and December 31, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes. As of June 30, 2024, the Company had $437.4 million of additional borrowing capacity at the Federal Home Loan Bank, $403.8 million of additional borrowing capacity under the Federal Reserve Bank Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

The Company’s liquidity position remains strong with solid core deposit relationships, cash, unencumbered securities, a diversified deposit base and access to diversified borrowing sources. At June 30, 2024, the Company had $1.1 billion in immediate available liquidity, compared to $574.4 million in uninsured deposits, or 26.4% of total deposits, representing a coverage ratio of 186%. Uninsured deposits are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep (“ICS”) account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (“CDARS”). IntraFi allows for up to $250.0 million per customer of pass-through FDIC insurance, which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance.

Capital

At June 30, 2024, shareholders’ equity was $236.5 million, or 9.1% of total assets, compared to $237.4 million, or 9.3% of total assets, at December 31, 2023. The decrease was primarily attributable to an increase in accumulated other comprehensive loss of $1.9 million, cash dividends paid of $3.0 million, repurchase of shares at a cost of $3.6 million, partially offset by net income of $6.5 million. At June 30, 2024, total shares outstanding were 21,357,849.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets. Total Risk-Based Capital Ratio was 14.7% at June 30, 2024 and December 31, 2023.  The Bank’s Tier 1 Leverage Ratio to adjusted average assets was 9.78% at June 30, 2024 and 9.62% at December 31, 2023.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

General.

The Company reported net income of $3.5 million, or $0.17 per diluted share, for the three months ended June 30, 2024, compared to net income of $2.8 million, or $0.13 per diluted share, for the three months ended June 30, 2023. Net interest income decreased $2.4 million, or 14.1%, non-interest income increased $2.2 million, non-interest expense decreased $237,000, or 1.6%, and provision for credit losses decreased $714,000, during the same period. Return on average assets and return on average equity were 0.55% and 6.03%, respectively, for the three months ended June 30, 2024, compared to 0.43% and 4.72%, respectively, for the three months ended June 30, 2023.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2024 and 2023, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost(8)	Average Balance	Interest	Average Yield/ Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,017,127	$24,454	4.88%	$2,006,909	$22,572	4.51%
Securities(2)	354,850	2,141	2.43	374,513	2,094	2.24
Other investments - at cost	14,328	148	4.15	13,329	146	4.39
Short-term investments(3)	14,328	173	4.86	10,326	119	4.62
Total interest-earning assets	2,400,633	26,916	4.51	2,405,077	24,931	4.16
Total non-interest-earning assets	156,701			154,490
Total assets	$2,557,334			$2,559,567

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$131,449	$253	0.77%	$143,547	$248	0.69%
Savings accounts	185,690	51	0.11	208,983	56	0.11
Money market accounts	622,062	2,930	1.89	701,116	2,330	1.33
Time deposit accounts	650,054	7,101	4.39	502,062	3,435	2.74
Total interest-bearing deposits	1,589,255	10,335	2.62	1,555,708	6,069	1.56
Short-term borrowings and long-term debt	160,484	1,997	5.00	155,826	1,894	4.88
Interest-bearing liabilities	1,749,739	12,332	2.83	1,711,534	7,963	1.87
Non-interest-bearing deposits	548,781			591,437
Other non-interest-bearing liabilities	24,453			21,832
Total non-interest-bearing liabilities	573,234			613,269

Total liabilities	2,322,973			2,324,803
Total equity	234,361			234,764
Total liabilities and equity	$2,557,334			$2,559,567
Less: Tax-equivalent adjustment(2)		(114)			(122)
Net interest and dividend income		$14,470			$16,846
Net interest rate spread(4)			1.66%			2.27%
Net interest rate spread, on a tax equivalent basis(5)			1.67%			2.29%
Net interest margin(6)			2.42%			2.81%
Net interest margin, on a tax equivalent basis(7)			2.44%			2.83%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.20%			140.52

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$84	$1,798	$1,882
Securities (1)	(112)	159	47
Other investments - at cost	11	(9)	2
Short-term investments	46	8	54
Total interest-earning assets	29	1,956	1,985

Interest-bearing liabilities
Interest-bearing checking accounts	(21)	26	5
Savings accounts	(6)	1	(5)
Money market accounts	(265)	865	600
Time deposit accounts	1,005	2,661	3,666
Short-term borrowings and long-term debt	54	49	103
Total interest-bearing liabilities	767	3,602	4,369
Change in net interest and dividend income (1)	$(738)	$(1,646)	$(2,384)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income, our primary driver of revenues, decreased $2.4 million, or 14.1%, to $14.5 million, for the three months ended June 30, 2024, from $16.8 million for the three months ended June 30, 2023. The decrease in net interest income was due to an increase in interest expense of $4.4 million, or 54.9%, partially offset by an increase in interest and dividend income of $2.0 million, or 8.0%. Interest expense on deposits increased $4.3 million, or 70.3%, and interest expense on borrowings increased $103,000, or 5.4%. The increase in interest expense was a result of competitive pricing on deposits due to the continued higher interest rate environment and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

The net interest margin was 2.42% for the three months ended June 30, 2024, compared to 2.81% for the three months ended June 30, 2023. The net interest margin, on a tax-equivalent basis, was 2.44% for the three months ended June 30, 2024, compared to 2.83% for the three months ended June 30, 2023. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits, which was partially offset by an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.49% for the three months ended June 30, 2024, compared to 4.14% for the three months ended June 30, 2023. The average loan yield, without the impact of tax-equivalent adjustments, was 4.85% for the three months ended June 30, 2024, compared to 4.49% for the three months ended June 30, 2023. During the three months ended June 30, 2024, average interest-earning assets decreased $4.4 million, or 0.2% to $2.4 billion, primarily due to a decrease in average securities of $19.7 million, or 5.3%, partially offset by an increase in average loans of $10.2 million, or 0.5%, an increase in short-term investments, consisting of cash and cash equivalents, of $4.0 million, or 38.8%, and an increase in average other investments of $1.0 million, or 7.5%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 77 basis points from 1.39% for the three months ended June 30, 2023 to 2.16% for the three months ended June 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 23 basis points to 0.87% for the three months ended June 30, 2024, from 0.64% for the three months ended June 30, 2023. The average cost of time deposits increased 165 basis points from 2.74% for the three months ended June 30, 2023 to 4.39% for the three months ended June 30, 2024. The average cost of borrowings, including subordinated debt, increased 12 basis points from 4.88% for the three months ended June 30, 2023 to 5.00% for the three months ended June 30, 2024. Average demand deposits, an interest-free source of funds, decreased $42.7 million, or 7.2%, from $591.4 million, or 27.6% of total average deposits, for the three months ended June 30, 2023, to $548.8 million, or 25.7% of total average deposits, for the three months ended June 30, 2024.

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

During the three months ended June, 30, 2024, the Company recorded a reversal of credit losses of $294,000, compared to a provision for credit losses of $420,000, during the three months ended June 30, 2023. The decrease was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net charge-offs of $10,000 for the three months ended June 30, 2024, as compared to net recoveries of $25,000 for the three months ended June 30, 2023.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income increased $2.2 million, or 140.8%, to $3.8 million for the three months ended June 30, 2024, from $1.6 million for the three months ended June 30, 2023. During the three months ended June 30, 2024, service charges and fees on deposits increased $100,000, or 4.5%, income from bank-owned life insurance (“BOLI”) increased $8,000, or 1.6%, from $494,000 for the three months ended June 30, 2023 to $502,000 for the three months ended June 30, 2024. During the three months ended June 30, 2024, the Company reported an unrealized gain on marketable equity securities of $4,000. The Company did not have comparable gains or losses during the same period in 2023. During the three months ended June 30, 2024, the Company reported a gain of $987,000 on non-marketable equity investments and did not have comparable gains or losses during the same period in 2023. During the three months ended June 30, 2023, the Company recorded a non-recurring final termination expense of $1.1 million related to the defined benefit pension plan (the “DB Plan”) termination.

Non-interest Expense.

For the three months ended June 30, 2024, non-interest expense decreased $237,000, or 1.6%, to $14.3 million from $14.6 million, for the three months ended June 30, 2023. The decrease in non-interest expense was due to a decrease in professional fees of $222,000, or 27.6%, a decrease in salaries and benefits of $188,000, or 2.3%, a decrease in other non-interest expense of $75,000, or 5.1%, and a decrease in furniture and equipment expense of $9,000, or 1.8%. These decreases were partially offset by an increase in debit card and ATM processing fees of $115,000, or 21.8%, an increase in data processing expense of $54,000, or 6.8%, an increase in software expense of $40,000, or 7.6%, an increase in FDIC insurance expense of $33,000, or 11.4%, and an increase in occupancy expense of $15,000, or 1.2%.

For the three months ended June 30, 2024, the efficiency ratio was 78.2%, compared to 78.9% for the three months ended June 30, 2023. For the three months ended June 30, 2024, the adjusted efficiency ratio, a non-GAAP financial measure, was 82.7% compared to 74.3% for the three months ended June 30, 2023. The adjusted efficiency ratio increase was driven by lower revenues, defined as the sum of net interest income and non-interest income, during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended June 30, 2024 was $771,000, or an effective tax rate of 18.0%, compared to $704,000, or an effective tax rate of 20.3%, for the three months ended June 30, 2023.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND JUNE 30, 2023

General.

For the six months ended June 30, 2024, the Company reported net income of $6.5 million, or $0.31 per diluted share, compared to $8.1 million, or $0.37 per diluted share, for the six months ended June 30, 2023. Return on average assets and return on average equity were 0.51% and 5.53% for the six months ended June 30, 2024, respectively, compared to 0.64% and 6.98% for the six months ended June 30, 2023, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2024 and 2023, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2024			2023
	Average Balance	Interest	Average Yield/ Cost(8)	Average Balance	Interest	Average Yield/ Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,019,420	$48,805	4.86%	$2,000,055	$44,018	4.44%
Securities(2)	357,171	4,255	2.40	378,421	4,243	2.26
Other investments - at cost	13,411	284	4.26	12,717	252	4.00
Short-term investments(3)	11,857	286	4.85	8,130	173	4.29
Total interest-earning assets	2,401,859	53,630	4.49	2,399,323	48,686	4.09
Total non-interest-earning assets	155,555			153,520
Total assets	$2,557,414			$2,552,843

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$133,504	488	0.74	$141,662	511	0.73
Savings accounts	185,907	90	0.10	213,863	101	0.10
Money market accounts	624,164	5,517	1.78	739,182	4,325	1.18
Time deposit accounts	638,970	13,533	4.26	465,184	5,235	2.27
Total interest-bearing deposits	1,582,545	19,628	2.49	1,559,891	10,172	1.32
Short-term borrowings and long-term debt	160,643	3,962	4.96	121,285	2,925	4.86
Interest-bearing liabilities	1,743,188	23,590	2.72	1,681,176	13,097	1.57
Non-interest-bearing deposits	553,246			615,168
Other non-interest-bearing liabilities	25,672			23,572
Total non-interest-bearing liabilities	578,918			638,740

Total liabilities	2,322,106			2,319,916
Total equity	235,308			232,927
Total liabilities and equity	$2,557,414			$2,552,843
Less: Tax-equivalent adjustment(2)		(224)			(239)
Net interest and dividend income		$29,816			$35,350
Net interest rate spread(4)			1.75%			2.50%
Net interest rate spread, on a tax equivalent basis(5)			1.77%			2.52%
Net interest margin(6)			2.50%			2.97%
Net interest margin, on a tax equivalent basis(7)			2.52%			2.99%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.79%			142.72%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$498	$4,289	$4,787
Securities (1)	(234)	246	12
Other investments - at cost	15	17	32
Short-term investments	80	33	113
Total interest-earning assets	359	4,585	4,944

Interest-bearing liabilities
Interest-bearing checking accounts	(29)	6	(23)
Savings accounts	(12)	1	(11)
Money market accounts	(673)	1,865	1,192
Time deposit accounts	1,970	6,328	8,298
Short-term borrowings and long-term debt	954	83	1,037
Total interest-bearing liabilities	2,210	8,283	10,493
Change in net interest and dividend income	$(1,851)	$(3,698)	$(5,549)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the six months ended June 30, 2024, net interest income, our primary driver of revenues, decreased $5.5 million, or 15.7%, to $29.8 million, compared to $35.4 million for the six months ended June 30, 2023. The decrease in net interest income was due to an increase in interest expense of $10.5 million, or 80.1%, partially offset by an increase in interest and dividend income of $5.0 million, or 10.2%. The $10.5 million, or 80.1%, increase in interest expense was primarily due to an increase in interest expense on deposits of $9.5 million, or 93.0%.

The net interest margin for the six months ended June 30, 2024 was 2.50%, compared to 2.97% during the six months ended June 30, 2023. The net interest margin, on a tax-equivalent basis, was 2.52% for the six months ended June 30, 2024, compared to 2.99% for the six months ended June 30, 2023. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core to high cost time deposits, which was partially offset by an increase in the average yield on interest-earning assets.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.47% for the six months ended June 30, 2024, compared to 4.07% for the six months ended June 30, 2023. The average loan yield, without the impact of tax-equivalent adjustments, was 4.84% for the six months ended June 30, 2024, compared to 4.41% for the six months ended June 30, 2023. During the six months ended June 30, 2024, average interest-earning assets increased $2.5 million, or 0.1%, to $2.4 billion, from the same period in 2023. The increase was primarily due to an increase in average loans of $19.4 million, or 1.0%, and an increase in average short-term investments, consisting of cash and cash equivalents, of $3.7 million, or 45.8%, partially offset by a decrease in average securities of $21.3 million, or 5.6%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 92 basis points from 1.15% for the six months ended June 30, 2023 to 2.07% for the six months ended June 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 24 basis points to 0.82% for the six months ended June 30, 2024, from 0.58% for the six months ended June 30, 2023. The average cost of time deposits increased 199 basis points from 2.27% for the six months ended June 30, 2023 to 4.26% for the six months ended June 30, 2024. The average cost of borrowings, including subordinated debt, increased 10 basis points from 4.86% for the six months ended June 30, 2023 to 4.96% for the six months ended June 30, 2024. Average demand deposits, an interest-free source of funds, decreased $61.9 million, or 10.1%, from $615.2 million, or 28.3% of total average deposits, for the six months ended June 30, 2023, to $553.2 million, or 25.9% of total average deposits, for the six months ended June 30, 2024.

Provision for (Reversal of) Credit Losses.

During the six months ended June 30, 2024, the Company recorded a reversal of credit losses of $844,000, compared to a provision for credit losses of $32,000 during the six months ended June 30, 2023. The decrease was primarily due to changes in the loan mix as well as changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $57,000 for the six months ended June 30, 2024, as compared to net charge-offs of $1.8 million for the six months ended June 30, 2023.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the six months ended June 30, 2024, non-interest income increased $1.9 million, or 42.4%, from $4.6 million during the six months ended June 30, 2023 to $6.5 million. During the same period, service charges and fees on deposits increased $132,000, or 3.0%, and income from BOLI increased $21,000, or 2.2%. During the six months ended June 30, 2024, the Company reported a gain of $987,000 on non-marketable equity investments, compared to a gain of $352,000, during the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000 and did not have a comparable gain or loss during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2024, the Company reported unrealized gains on marketable equity securities of $12,000, and did not have comparable gains or losses during the six months ended June 30, 2023. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the six months ended June 30, 2023, the Company recorded a $1.1 million final termination expense related to the DB Plan termination. The Company did not have comparable income or expense during the six months ended June 30, 2024.

Non-interest Expense.

For the six months ended June 30, 2024, non-interest expense decreased $351,000, or 1.2%, to $29.1 million, compared to $29.4 million for the six months ended June 30, 2023. The decrease in non-interest expense was primarily due to a decrease in professional fees of $410,000, or 26.3%, a decrease in salaries and employee benefits of $375,000, or 2.3%, a decrease in other non-interest expense of $173,000, or 6.1%, a decrease in advertising expense of $68,000, or 9.0%, and a decrease in furniture and equipment expense of $11,000, or 1.1%. These decreases were partially offset by an increase in software related expense of $225,000, or 21.7%, an increase in debit card and ATM processing fees of $177,000, or 17.4%, an increase in data processing expense of $163,000, or 10.6%, an increase in FDIC insurance expense of $91,000, or 14.2%, and an increase in occupancy expense of $30,000, or 1.2%. During the six months ended June 30, 2023, other non-interest expense included $154,000 in expense related to the DB Plan termination.

For the six months ended June 30, 2024, the efficiency ratio was 80.1%, compared to 73.8% for the six months ended June 30, 2023. For the six months ended June 30, 2024, the adjusted efficiency ratio, a non-GAAP financial measure, was 82.4%, compared to 72.3% for the six months ended June 30, 2023. The increase in the efficiency ratio and the adjusted efficiency ratio was driven by lower revenues, defined as the sum of net interest income and non-interest income, during the six months ended June 30, 2024, compared to the six months ended June 30, 2023. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the six months ended June 30, 2024 was $1.6 million, representing an effective tax rate of 19.8%, compared to $2.4 million, representing an effective tax rate of 22.7%, for six months ended June 30, 2023, due to lower projected pre-tax income for the twelve months ended December 31, 2024.

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

	At June 30, 2024	At June 30, 2023
	(Dollars in thousands)
Book Value per Share (GAAP)	$11.07	$10.60
Non-GAAP adjustments:
Goodwill	(0.58)	(0.57)
Core deposit intangible	(0.08)	(0.09)
Tangible Book Value per Share (non-GAAP)	$10.41	$9.94

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Loan income (no tax adjustment)	$24,340	$22,450	$48,581	$43,779
Tax-equivalent adjustment (1)	114	122	224	239
Loan income (tax-equivalent basis)	$24,454	$22,572	$48,805	$44,018

Net interest income (no tax adjustment)	$14,470	$16,846	$29,816	$35,350
Tax-equivalent adjustment (1)	114	122	224	239
Net interest income (tax-equivalent basis)	$14,584	$16,968	$30,040	$35,589

Average interest-earning assets	$2,400,633	$2,405,077	$2,401,859	$2,399,323
Interest rate spread (no tax adjustment)	1.66%	2.27%	1.75%	2.50%
Net interest margin (no tax adjustment)	2.42%	2.81%	2.50%	2.97%
Net interest margin (tax-equivalent)	2.44%	2.83%	2.52%	2.99%

(1) The tax equivalent adjustment is based upon a 21% tax rate.

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(Dollars in thousands)
Efficiency Ratio:
Non-interest Expense (GAAP)	$14,314	$14,551	$29,096	$29,447

Net Interest Income (GAAP)	$14,470	$16,846	$29,816	$35,350

Non-interest Income (GAAP)	$3,834	$1,592	$6,508	$4,571
Non-GAAP adjustments:
Loss on disposal of premises and equipment, net	—	—	6	—
Unrealized gain on marketable equity securities	(4)	—	(12)	—
Loss on defined benefit plan termination	—	1,143	—	1,143
Gain on non-marketable equity investments	(987)	—	(987)	(352)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,843	$2,735	$5,515	$5,362
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$17,313	$19,581	$35,331	$40,712

Efficiency Ratio (GAAP)	78.20%	78.92%	80.10%	73.76%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	82.68%	74.31%	82.35%	72.33%

Liquidity and Capital Resources.

Liquidity Management

The term “liquidity” refers to our ability to generate adequate amounts of cash flows to meet all present and future funding requirements at reasonable costs. The Company’s primary source of liquidity is deposits, primarily core deposits. While our preferred funding strategy is to attract and retain low cost deposits, our ability to do so is affected by competitive interest rates and terms in the marketplace. Other sources of funding include discretionary use of wholesale funding, such as FHLB term advances, other borrowings and brokered deposits, cash flows from our investment securities portfolios, loan sales, loan repayments and earnings. Although the Company currently does not have the intent and has the ability to hold investment securities, the Company may also sell securities available-for-sale in response to short-term or long-term liquidity needs.

The Company’s liquidity positions are monitored daily by management. The Asset Liability Committee (“ALCO”) establishes guidelines to ensure maintenance of prudent levels of liquidity. The Company has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management employs a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows to ensure a strong liquidity position. Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan funding and investment purchases. The Company does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, an economic recession could negatively impact the Company’s liquidity. The Company relies heavily on the FHLB as a source of funds, particularly with its overnight line of credit. In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and suspended the purchase of excess FHLB stock that members hold in an effort to conserve capital. FHLB has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.

At June 30, 2024 and December 31, 2023, outstanding borrowings from the FHLB were $128.3 million and $40.6 million, respectively. At June 30, 2024, we had $437.4 million in available borrowing capacity with the FHLB, which includes our Ideal Way Line of Credit. We have the ability to increase our borrowing capacity with the FHLB by pledging additional investment securities or additional loans.

At June 30, 2024, we had available borrowing capacity of $403.8 million with the Federal Reserve Bank Discount Window (“FRB Discount Window”) at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain commercial and industrial loans and securities from the Company’s investment portfolio, not otherwise pledged. As of June 30, 2024 and December 31, 2023, there were no advances outstanding under either of these lines.

The Company’s liquidity position remains strong with solid core deposit relationships, cash, unencumbered securities, a diversified deposit base and access to diversified borrowing sources. At June 30, 2024, the Company had $1.1 billion in immediately available liquidity, compared to $574.4 million in uninsured deposits, or 26.4% of total deposits, representing a coverage ratio of 186%. Uninsured deposits of the Bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep (“ICS”) account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (“CDARS”). IntraFi allows for up to $250.0 million per customer of pass-through FDIC insurance, which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance.

On March 12, 2023, the Federal Reserve Bank made available the Bank Term Funding Program (“BTFP”) to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the outstanding balance under the BTFP was $90.0 million. There was no outstanding balance at June 30, 2024.

In addition, the Company also maintains unsecured lines of credits totaling $25.0 with two correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2024 and December 31, 2023, there were no borrowings outstanding under these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

The Company has outstanding at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Because many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. We are also obligated under agreements with the FHLB to repay borrowed funds and are obligated under leases for certain of our branches and equipment.

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At June 30, 2024, the Company had approximately $156.3 million in loan commitments and letters of credit to borrowers and approximately $337.2 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At June 30, 2024, time deposit accounts scheduled to mature within one year totaled $654.5 million, or 97.4% of the time deposit portfolio. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of June 30, 2024 were estimated to be $8.3 million, with $5.0 million expected to be paid within one year and the remaining $3.3 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fourteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $9.5 million as of June 30, 2024. Principal payments expected to be made on our lease liabilities during the twelve months ended June 30, 2024 were $1.4 million. The remaining lease liability payments totaled $8.1 million and are expected to be made after June 30, 2025.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At June 30, 2024, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2024, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At June 30, 2024, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2024, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

The Company’s and Bank’s regulatory capital ratios as of June 30, 2024 and December 31, 2023 are presented in the table below.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$286,096	14.70%	$155,687	8.00%	N/A	N/A
Bank	271,755	13.98	155,481	8.00	$194,351	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	246,459	12.66	116,765	6.00	N/A	N/A
Bank	251,849	12.96	116,611	6.00	155,481	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	246,459	12.66	87,574	4.50	N/A	N/A
Bank	251,849	12.96	87,458	4.50	126,328	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	246,459	9.56	103,110	4.00	N/A	N/A
Bank	251,849	9.78	103,004	4.00	128,755	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,760	14.67%	$155,873	8.00%	N/A	N/A
Bank	271,420	13.94	155,711	8.00	$194,639	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	116,905	6.00	N/A	N/A
Bank	250,734	12.88	116,783	6.00	155,711	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	87,679	4.50	N/A	N/A
Bank	250,734	12.88	87,587	4.50	126,515	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,363	9.40	104,400	4.00	N/A	N/A
Bank	250,734	9.62	104,290	4.00	130,363	5.00

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2024 Plan(1)(2)
April 1 - 30, 2024	16,933	6.22	16,933	189,667
May 1 - 31, 2024	167,973	6.68	167,973	21,694
June 1 - 30, 2024	84,935	6.60	84,935	936,759
Total	269,841	6.62	269,841	936,759

(1)	On July 26, 2022, the Board of Directors authorized a stock repurchase plan under which the Company was authorized to purchase up to 1,100,000 shares of common stock, or 5%, of its outstanding common stock, as of the date the 2022 Plan was adopted. The 2022 Plan was completed on June 6, 2024.

(2)	On May 21, 2024, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,000,000 shares of common stock, or 4.6%, of its outstanding common stock, as of the date the 2024 Plan was adopted. The 2024 Plan commenced upon the completion of the 2022 Plan.

There were no sales by us of unregistered securities during the three months ended June 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2024.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer