Form 10-Q
period 2024-09-30
Western New England Bancorp, Inc.
filed 2024-11-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

At November 1, 2024 the registrant had 21,018,408 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic conditions and political events, including the impact of the upcoming U.S. presidential election, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	changes in economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	changes in business conditions and inflation;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except share data)

	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$28,612	$20,784
Federal funds sold	12,559	2,991
Interest-bearing deposits and other short-term investments	31,631	5,065
Total cash and cash equivalents	72,802	28,840

Securities available-for-sale, at fair value	155,889	137,115
Securities held-to-maturity, at amortized cost (Fair value of $182,548 at September 30, 2024 and $187,692 at December 31, 2023)	213,266	223,370
Marketable equity securities, at fair value	252	196
Total investment securities	369,407	360,681
Federal Home Loan Bank stock and other restricted stock, at amortized cost	7,143	3,707

Total Loans	2,049,002	2,027,317
Less: Allowance for credit losses	(19,955)	(20,267)
Net loans	2,029,047	2,007,050

Premises and equipment, net	24,249	25,575
Accrued interest receivable	8,653	8,528
Bank-owned life insurance	76,570	75,145
Deferred tax asset, net	12,481	13,636
Goodwill	12,487	12,487
Core deposit intangible	1,531	1,813
Other assets	26,109	27,109
TOTAL ASSETS	$2,640,479	$2,564,571

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$568,685	$579,594
Interest-bearing deposits	1,655,521	1,564,150
Total deposits	2,224,206	2,143,744

Borrowings:
Short-term borrowings	4,390	16,100
Long-term debt	128,277	120,646
Subordinated debt	19,741	19,712
Total borrowings	152,408	156,458

Other liabilities	23,210	26,960
TOTAL LIABILITIES	2,399,824	2,327,162
SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 21,113,408 shares issued and outstanding at September 30, 2024; 21,666,807 shares issued and outstanding at December 31, 2023	211	217
Additional paid-in capital	121,428	125,448
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(2,028)	(2,394)
Unearned compensation - Equity Incentive Plan	(1,513)	(1,111)
Retained earnings	140,902	136,993
Accumulated other comprehensive loss	(18,345)	(21,744)
TOTAL SHAREHOLDERS’ EQUITY	240,655	237,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,640,479	$2,564,571

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income:
Residential and commercial real estate loans	$21,719	$20,084	$63,622	$57,439
Commercial and industrial loans	3,334	3,279	9,849	9,545
Consumer loans	81	88	244	246
Total interest income from loans	25,134	23,451	73,715	67,230

Investment securities, taxable	2,119	2,031	6,371	6,151
Investment securities, tax-exempt	1	2	3	6
Marketable equity securities	1	—	2	119
Total interest and dividend income from investment securities	2,121	2,033	6,376	6,276

Other investments	189	166	473	418
Short-term investments	396	251	682	424
Total interest income from cash and cash equivalents	585	417	1,155	842
Total interest and dividend income	27,840	25,901	81,246	74,348

Interest expense:
Deposits	11,165	7,704	30,793	17,876
Short-term borrowings	71	117	540	1,466
Long-term debt	1,622	1,444	4,607	2,513
Subordinated debt	254	253	762	760
Total interest expense	13,112	9,518	36,702	22,615
Net interest and dividend income	14,728	16,383	44,544	51,733

Provision for credit losses	941	354	97	386
Net interest and dividend income after provision for credit losses	13,787	16,029	44,447	51,347

Non-interest income:
Service charges and fees	2,341	2,145	6,901	6,573
Income from bank-owned life insurance	470	454	1,425	1,388
Net unrealized gain on marketable equity securities	10	—	22	—
Gain on sale of mortgages	246	—	246	—
Loss on sale of premises and equipment	—	(3)	(6)	(3)
Gain on non-marketable equity investments	—	238	987	590
Gain on bank-owned life insurance death benefit	—	778	—	778
Loss on defined benefit plan termination	—	—	—	(1,143)
Other income	74	—	74	—
Total non-interest income	3,141	3,612	9,649	8,183

Non-interest expense:
Salaries and employees benefits	8,112	7,955	24,257	24,475
Occupancy	1,217	1,159	3,798	3,710
Furniture and equipment	483	482	1,450	1,460
Data processing	869	824	2,577	2,369
Software	612	529	1,877	1,568
Debit card and ATM processing expense	649	562	1,844	1,580
Professional fees	540	643	1,690	2,203
FDIC insurance assessment	338	341	1,071	983
Advertising	271	362	959	1,118
Other expenses	1,315	1,261	3,979	4,099
Total non-interest expense	14,406	14,118	43,502	43,565
Income before income taxes	2,522	5,523	10,594	15,965
Income tax provision	618	1,033	2,216	3,408
Net income	$1,904	$4,490	$8,378	$12,557

Earnings per common share:
Basic earnings per share	$0.09	$0.21	$0.40	$0.58
Weighted average basic shares outstanding	20,804,162	21,560,940	21,013,003	21,631,067
Diluted earnings per share	$0.09	$0.21	$0.40	$0.58
Weighted average diluted shares outstanding	20,933,833	21,680,113	21,122,208	21,681,251
Dividends per share	$0.07	$0.07	$0.21	$0.21

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net income	$1,904	$4,490	$8,378	$12,557

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss)	7,103	(7,314)	4,554	(6,329)
Tax effect	(1,811)	1,852	(1,155)	1,605
Net-of-tax amount	5,292	(5,462)	3,399	(4,724)

Defined benefit pension plan:
Gain arising during the period	—	—	—	358
Reclassification adjustment:
Defined benefit plan termination loss realized in income (1)	—	—	—	1,143
Unrealized actuarial gain on defined benefit plan	—	—	—	1,501
Tax effect	—	—	—	(421)
Net-of-tax amount	—	—	—	1,080

Other comprehensive gain (loss)	5,292	(5,462)	3,399	(3,644)

Comprehensive income (loss)	$7,196	$(972)	$11,777	$8,913

(1)	Realized losses on defined benefit plan termination are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects associated with the reclassification adjustment were $321,000 for the nine months ended September 30, 2023.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
		Par	Paid-in	Compensation-	Equity Incentive	Retained	Comprehensive
	Shares	Value	Capital	ESOP	Plan	Earnings	Loss	Total

BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	2,961	—	2,961
Comprehensive loss	—	—	—	—	—	—	(1,893)	(1,893)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	30	122	—	—	—	152
Share-based compensation - equity incentive plan	—	—	—	—	505	—	—	505
Forfeited equity incentive plan shares reissued in connection with 2021 LTI performance share grant (4,219 shares)	—	—	35	—	(35)	—	—	—
Repurchase of common stock	(221,947)	(3)	(1,831)	—	—	—	—	(1,834)
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,504)	—	(1,504)
BALANCE AT MARCH 31, 2024	21,627,690	$216	$125,213	$(2,272)	$(2,174)	$138,450	$(23,637)	$235,796
Net income	—	—	—	—	—	3,513	—	3,513
Comprehensive income	—	—	—	—	—	—	—	—
Common stock held by ESOP committed to be released (71,240 shares)	—	—	9	122	—	—	—	131
Share-based compensation - equity incentive plan	—	—	—	—	318	—	—	318
Repurchase of common stock	(269,841)	(2)	(1,785)	—	—	—	—	(1,787)
Forfeited equity incentive plan shares (2,384 shares)	—	—	(20)	—	20	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,494)	—	(1,494)
BALANCE AT JUNE 30, 2024	21,357,849	$214	$123,417	$(2,150)	$(1,836)	$140,469	$(23,637)	$236,477
Net income	—	—	—	—	—	1,904	—	1,904
Comprehensive income	—	—	—	—	—	—	5,292	5,292
Common stock held by ESOP committed to be released (71,240 shares)	—	—	8	122	—	—	—	130
Share-based compensation - equity incentive plan	—	—	—	—	323	—	—	323
Repurchase of common stock	(244,441)	(3)	(1,997)	—	—	—	—	(2,000)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,471)	—	(1,471)
BALANCE AT SEPTEMBER 30, 2024	21,113,408	$211	$121,428	$(2,028)	$(1,513)	$140,902	$(18,345)	$240,655

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
			Additional	Unearned	Compensation-		Other
		Par	Paid-in	Compensation-	Equity Incentive	Retained	Comprehensive
	Shares	Value	Capital	ESOP	Plan	Earnings	Loss	Total
BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	5,304	—	5,304
Comprehensive income	—	—	—	—	—	—	1,941	1,941
Common stock held by ESOP committed to be released (74,993 shares)	—	—	52	128	—	—	—	180
Share-based compensation - equity incentive plan	—	—	—	—	529	—	—	529
Forfeited equity incentive plan shares reissued in connection with 2020 LTI performance share grant (19,761 shares)	—	—	180	—	(180)	—	—	—
Repurchase of common stock	(143,896)	(1)	(1,350)	—	—	—	—	(1,351)
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Forfeited equity incentive plan shares reissued in connection with 2023 LTI grant (2,742 shares)	—	—	27	—	(27)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,533)	—	(1,533)
BALANCE AT MARCH 31, 2023	22,209,347	$222	$129,156	$(2,778)	$(2,039)	$131,762	$(23,101)	$233,222
Net income	—	—	—	—	—	2,763	—	2,763
Comprehensive loss	—	—	—	—	—	—	(123)	(123)
Common stock held by ESOP committed to be released (74,993 shares)	—	—	22	128	—	—	—	150
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Repurchase of common stock	(126,944)	(1)	(785)	—	—	—	—	(786)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,528)	—	(1,528)
BALANCE AT JUNE 30, 2023	22,082,403	$221	$128,393	$(2,650)	$(1,739)	$132,997	$(23,224)	$233,998
Net income	—	—	—	—	—	4,490	—	4,490
Comprehensive loss	—	—	—	—	—	—	(5,462)	(5,462)
Common stock held by ESOP committed to be released (74,993 shares)	—	—	(10)	128	—	—	—	118
Share-based compensation - equity incentive plan	—	—	—	—	300	—	—	300
Repurchase of common stock	(155,161)	(2)	(1,007)	—	—	—	—	(1,009)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,521)	—	(1,521)
BALANCE AT SEPTEMBER 30, 2023	21,927,242	$219	$127,376	$(2,522)	$(1,439)	$135,966	$(28,686)	$230,914

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments.

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,378	$12,557
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for credit losses	97	386
Depreciation and amortization of premises and equipment	1,659	1,645
(Accretion) amortization of purchase accounting adjustments, net	(34)	88
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	877	962
Net amortization of deferred costs on mortgage loans	343	367
Net amortization of premiums on subordinated debt	29	29
Share-based compensation expense	1,146	1,129
ESOP expense	413	448
Gain on sale of portfolio mortgages	(246)	—
Net change in unrealized gains on marketable equity securities	(22)	—
Loss on disposal of premises and equipment, net	6	3
Gain on bank-owned life insurance death benefit	—	(778)
Income from bank-owned life insurance	(1,425)	(1,388)
Net change in:
Accrued interest receivable	(125)	(141)
Other assets	504	(4,293)
Other liabilities	(5,767)	(5,385)
Net cash provided by operating activities	6,115	5,911

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	(1,100)	(3,643)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	10,896	10,692
Purchases of securities available-for-sale	(23,843)	—
Proceeds from calls, maturities, and principal collections of securities available-for-sale	11,542	9,326
Proceeds from redemption and sales of marketable equity securities	—	6,237
Loan originations and principal payments, net	(42,469)	(24,190)
Proceeds from sale of portfolio residential real estate loans	20,333	—
(Purchase) redemption of Federal Home Loan Bank of Boston stock	(3,436)	289
Purchases of premises and equipment	(381)	(1,509)
Proceeds from sale of premises & equipment	12	18
Proceeds from payout on bank-owned life insurance	—	2,079
Net cash used in investing activities	(28,446)	(701)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	80,462	(53,140)
Decrease in short-term borrowings	(11,710)	(32,460)
Repayment of long-term debt	(90,369)	—
Proceeds from issuance of long-term debt	98,000	120,000
Cash dividends paid	(4,469)	(4,582)
Repurchase of common stock	(5,621)	(3,103)
Net cash provided by financing activities	66,293	26,715

NET CHANGE IN CASH AND CASH EQUIVALENTS:	43,962	31,925
Beginning of period	28,840	30,342
End of period	$72,802	$62,267

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$2,513	$2,253
Interest paid	39,051	20,671
Taxes paid	2,599	3,717

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2024

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2024, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results of operations for the year ending December 31, 2024. Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2024 and 2023, respectively.

Earnings per common share for the three and nine months ended September 30, 2024 and 2023 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(In thousands, except per share data)

Net income applicable to common stock	$1,904	$4,490	$8,378	$12,557

Average number of common shares issued	21,246	22,055	21,466	22,140
Less: Average unallocated ESOP Shares	(256)	(329)	(273)	(347)
Less: Average unvested performance-based equity incentive plan shares	(186)	(165)	(180)	(162)

Average number of common shares outstanding used to calculate basic earnings per common share	20,804	21,561	21,013	21,631

Effect of dilutive performance-based equity incentive plan	130	119	109	50

Average number of common shares outstanding used to calculate diluted earnings per common share	20,934	21,680	21,122	21,681

Net income per common share:
Basic earnings per common share	$0.09	$0.21	$0.40	$0.58
Diluted earnings per common share	$0.09	$0.21	$0.40	$0.58

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(24,612)	$(29,166)
Tax effect	6,267	7,422
Net-of-tax amount	(18,345)	(21,744)

Accumulated other comprehensive loss	$(18,345)	$(21,744)

4.       INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$17,459	$4	$(2,477)	$14,986
Corporate bonds	5,000	—	(419)	4,581
Total debt securities	22,459	4	(2,896)	19,567

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	151,735	156	(20,758)	131,133
U.S. government guaranteed mortgage-backed securities	6,307	—	(1,118)	5,189
Total mortgage-backed securities	158,042	156	(21,876)	136,322

Total securities available-for-sale	180,501	160	(24,772)	155,889

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	10,001	—	(272)	9,729
U.S. government guaranteed obligations	1,077	2	—	1,079
Total debt securities	11,078	2	(272)	10,808

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	202,188	192	(30,640)	171,740
Total mortgage-backed securities	202,188	192	(30,640)	171,740

Total securities held-to-maturity	213,266	194	(30,912)	182,548
Total	$393,767	$354	$(55,684)	$338,437

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,924	$—	$(2,898)	$12,026
State and municipal bonds	135	—	—	135
Corporate bonds	8,000	—	(1,038)	6,962
Total debt securities	23,059	—	(3,936)	19,123

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	136,533	—	(23,976)	112,557
U.S. government guaranteed mortgage-backed securities	6,689	—	(1,254)	5,435
Total mortgage-backed securities	143,222	—	(25,230)	117,992

Total securities available-for-sale	166,281	—	(29,166)	137,115

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	9,995	—	(545)	9,450
Total debt securities	9,995	—	(545)	9,450

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	213,375	107	(35,240)	178,242
Total mortgage-backed securities	213,375	107	(35,240)	178,242

Total securities held-to-maturity	223,370	107	(35,785)	187,692

Total	$389,651	$107	$(64,951)	$324,807

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(Dollars in thousands)
Net gains recognized during the period on marketable equity securities	$22	$—
Unrealized gains recognized during the period on marketable equity securities still held at end of period	$22	$—

The corporate bonds are investments in subordinated debt of two federally-insured banks, the majority of which is callable after five years of origination. The Company reviewed the financial strength of these bonds and concluded that the amortized cost remains supported by the expected future cash flows and there were no credit impairments on the bonds at September 30, 2024. All securities are performing at September 30, 2024.

At September 30, 2024, U.S. Treasury securities with a fair value of $9.7 million, government-sponsored enterprise obligations with a fair value of $8.2 million and mortgage-backed securities with a fair value of $169.7 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2024, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—	$4,999	$4,975
Due after one year through five years	—	—	5,002	4,754
Due after five years through ten years	22,459	19,567	—	—
Due after ten years	—	—	1,077	1,079
Total debt securities	22,459	19,567	11,078	10,808

Mortgage-backed securities:
Due after one year through five years	883	857	—	—
Due after five years through ten years	739	689	2,702	2,597
Due after ten years	156,420	134,776	199,486	169,143
Total mortgage-backed securities	158,042	136,322	202,188	171,740

Total securities	$180,501	$155,889	$213,266	$182,548

There were no sales of securities available-for-sale for the three and nine months ended September 30, 2024 and 2023.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $418,000 at September 30, 2024 and $333,000 at December 31, 2023, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $51,000 at September 30, 2024 and $178,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and nine months ended September 30, 2024.

At September 30, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies, while at December 31, 2023, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. At September 30, 2024, the Company reviewed the financial strength of the one available-for-sale corporate bond below investment grade and concluded that the amortized cost remains supported by the expected future cash flows of the security.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $466,000 at September 30, 2024 and $454,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three and nine months ended September 30, 2024.

At September 30, 2024 and December 31, 2023, management attributed the unrealized losses to increases in current market yields compared to the yields at the time the investments were purchased by the Company and not due to credit quality.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	3	$9,412	$88	0.9%	70	$107,691	$20,670	16.1%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,189	1,118	17.7
Government-sponsored enterprise obligations	1	1,026	1	0.1	3	12,456	2,476	16.6
Corporate bonds	—	—	—	—	2	4,581	419	8.4
Total securities available-for-sale	4	10,438	89		84	129,917	24,683

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,729	272	2.7%
Government-sponsored mortgage-backed securities	—	—	—	—	37	160,477	30,640	16.0
Total securities held-to-maturity	—	—	—		39	170,206	30,912

Total securities	4	$10,438	$89		123	$300,123	$55,595

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$112,557	$23,976	17.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,435	1,254	18.7
Government-sponsored enterprise obligations	—	—	—	—	3	12,026	2,898	19.4
Corporate bonds	—	—	—	—	3	6,962	1,038	13.0
Total securities available-for-sale	—	—	—		85	136,980	29,166

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,450	545	5.5%
Government-sponsored mortgage-backed securities	4	7,097	56	0.8	36	164,395	35,184	17.6
Total securities held-to-maturity	4	7,097	56		38	173,845	35,729

Total securities	4	$7,097	$56		123	$310,825	$64,895

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2024, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s strong capital and liquidity positions as well as its historically low portfolio turnover.

The following description provides the number of investment positions in an unrealized loss position:

At September 30, 2024, the Company reported unrealized losses on the securities available-for-sale portfolio of $24.8 million, or 13.7% of the amortized cost basis of the securities available-for-sale, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the securities available-for-sale at December 31, 2023. At September 30, 2024, there were 88 securities available-for-sale in which the fair value was less than the amortized cost, compared to 85 securities available-for-sale at December 31, 2023.

At September 30, 2024, the Company reported unrealized losses on the securities held-to-maturity portfolio of $30.9 million, or 15.2%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the securities held-to-maturity at December 31, 2023. At September 30, 2024, there 39 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 42 securities held-to-maturity at December 31, 2023.

5.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$878,265	$881,643
Owner-occupied	204,524	198,108
Total commercial real estate	1,082,789	1,079,751

Residential real estate:
Residential one-to-four family	631,649	612,315
Home equity	116,923	109,839
Total residential real estate	748,572	722,154

Commercial and industrial	210,390	217,447

Consumer	4,631	5,472

Total gross loans	2,046,382	2,024,824
Plus: Unearned premiums and deferred loan fees and costs, net	2,620	2,493
Less: Allowance for credit losses	(19,955)	(20,267)
Net loans	$2,029,047	$2,007,050

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At September 30, 2024 and December 31, 2023, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB were $912.9 million and $941.2 million, respectively. The outstanding balance of FHLB advances was $128.3 million and $40.6 million at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the Federal Reserve Bank (“FRB”) was $402.1 million. There were no loans pledged to secure borrowing capacity at the FRB at December 31, 2023. There were no funds borrowed from the FRB backed by loans outstanding at September 30, 2024 or December 31, 2023.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2024 and December 31, 2023, the Company was servicing commercial loans participated out to various other institutions totaling $66.1 million and $65.0 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2024, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (226 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($82.93 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the nine months ended September 30, 2024, the Company sold $20.1 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $246,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the nine months ended September 30, 2023.

At September 30, 2024 and December 31, 2023, the Company was servicing residential mortgage loans owned by investors totaling $85.7 million and $72.7 million, respectively. Servicing fee income of $249,000 and $144,000 was recorded for the nine months ended September 30, 2024 and 2023, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Dollars in thousands)

Balance at the beginning of period:	$377	$480	$422	$550
Capitalized mortgage servicing rights	114	—	114	—
Amortization	(25)	(35)	(70)	(105)
Balance at the end of period	$466	$445	$466	$445
Fair value at the end of period	$744	$745	$744	$745

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million at September 30, 2024 and $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

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

Allowance for Credit Losses Methodology

In estimating the component of the allowance for credit losses for loans that share similar risk characteristics with other loans, such loans are segregated into loan classes. Loans are designated into loan classes based on loans pooled by product types and similar risk characteristics or areas of risk concentration. In determining the allowance for credit losses, we derive an estimated credit loss assumption from a model that categorizes loan pools based on loan type and purpose. This discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

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

An analysis of changes in the allowance for credit losses for loans and off-balance sheet commitments by segment for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses

Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444
Provision for (reversal of) credit losses	(65)	733	(208)	149	—	609
Charge-offs	(46)	(158)	—	(65)	—	(269)
Recoveries	—	19	123	29	—	171
Balance at September 30, 2024	$14,220	$3,038	$2,467	$230	$—	$19,955

Balance at June 30, 2023	$15,752	$2,356	$1,487	$52	$—	$19,647
Provision for (reversal of) credit losses	(188)	31	551	15	—	409
Charge-offs	—	—	(147)	(46)	—	(193)
Recoveries	9	2	77	27	—	115
Balance at September 30, 2023	$15,573	$2,389	$1,968	$48	$—	$19,978

Allowance for credit losses for off-balance sheet exposures

Balance at June 30, 2024	$361	$225	$47	$—	$—	$633
Provision for (reversal of) credit losses	283	44	5	—	—	332
Balance at September 30, 2024	$644	$269	$52	$—	$—	$965

Balance at June 30, 2023	$395	$163	$33	$—	$—	$591
Reversal of credit losses	(79)	4	20	—	—	(55)
Balance at September 30, 2023	$316	$167	$53	$—	$—	$536

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) for credit losses	(903)	624	(275)	283	—	(271)
Charge-offs	(46)	(165)	(1)	(174)	—	(386)
Recoveries	28	31	206	80	—	345
Balance at September 30, 2024	$14,220	$3,038	$2,467	$230	$—	$19,955

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted beginning balance	16,188	1,794	3,085	46	—	21,113
Provision (reversal) for credit losses	(211)	570	348	61	—	768
Charge-offs	(414)	—	(1,561)	(116)	—	(2,091)
Recoveries	10	25	96	57		188
Balance at September 30, 2023	$15,573	$2,389	$1,968	$48	$—	$19,978

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision (reversal) for credit losses	269	106	(7)	—	—	368
Balance at September 30, 2024	$644	$269	$52	$—	$—	$965

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(295)	(100)	13	—	—	(382)
Balance at September 30, 2023	$316	$167	$53	$—	$—	$536

During the three months ended September 30, 2024, the Company recorded a provision for credit losses of $941,000, compared to a reversal for credit losses of $294,000 during the three months ended June 30, 2024. The provision for credit losses includes a provision for credit losses on loans of $609,000 and a reserve on unfunded loan commitments of $332,000. The increase in the provision for credit losses on loans was due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology as well as growth in the loan portfolio. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. The increase in reserves on unfunded loan commitments was due to an increase in commercial real estate unfunded loan commitments of $33.5 million, or 20.7%, from $161.8 million at June 30, 2024 to $195.3 million at September 30, 2024. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

During the three months ended September 30, 2023, the Company recorded a provision for credit losses of $354,000, comprised of a $409,000 provision for loan losses, partially offset by a $55,000 reversal of credit losses for unfunded commitments. The provision expense during the three months ended September 30, 2023 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology.

During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $97,000, compared to a provision for credit losses of $386,000 during the nine months ended September 30, 2023. The $97,000 provision for credit losses during the nine months ended September 30, 2024 was comprised of a $271,000 reversal of credit losses, which was offset by a $368,000 reserve on unfunded loan commitments related to the impact of higher unfunded loan commitments for the period.

During the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $386,000, comprised of a $768,000 provision for loan losses, partially offset by a $382,000 reversal of reserves on unfunded loan commitments primarily related to the impact of lower unfunded loan commitments.

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

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
September 30, 2024
Commercial real estate:
Non-owner occupied	$171	$—	$—	$171	$878,094	$878,265	$179
Owner-occupied	—	—	—	—	204,524	204,524	19
Total:	171	—	—	171	1,082,618	1,082,789	198
Residential real estate:
Residential one-to-four family	1,939	626	905	3,470	628,179	631,649	4,076
Home equity	235	84	340	659	116,264	116,923	419
Total:	2,174	710	1,245	4,129	744,443	748,572	4,495
Commercial and industrial	1	—	8	9	210,381	210,390	175
Consumer	3	—	—	3	4,628	4,631	5
Total loans	$2,349	$710	$1,253	$4,312	$2,042,070	$2,046,382	$4,873

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2023
Commercial real estate:
Non-owner occupied	$—	$647	$236	$883	$880,760	$881,643	$1,107
Owner-occupied	272	—	167	439	197,669	198,108	240
Total:	272	647	403	1,322	1,078,429	1,079,751	1,347
Residential real estate:
Residential one-to-four family	2,354	934	881	4,169	608,146	612,315	4,739
Home equity	263	112	102	477	109,362	109,839	109
Total:	2,617	1,046	983	4,646	717,508	722,154	4,848
Commercial and industrial	20	—	8	28	217,419	217,447	218
Consumer	3	—	—	3	5,469	5,472	8
Total loans	$2,912	$1,693	$1,394	$5,999	$2,018,825	$2,024,824	$6,421

At September 30, 2024 and December 31, 2023, total past due loans totaled $4.3 million, or 0.21% of total loans, and $6.0 million, or 0.30% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at September 30, 2024 and December 31, 2023:

	As of September 30, 2024			For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$179	$179	$8	$26
Owner-occupied	—	19	19	—	—
Total	—	198	198	8	26
Residential real estate:
Residential one-to-four family	—	4,076	4,076	57	145
Home equity	—	419	419	11	22
Total		4,495	4,495	68	167
Commercial and industrial	—	175	175	39	117
Consumer	—	5	5	—	—

Total loans	$—	$4,873	$4,873	$115	$310

	As of December 31, 2023			For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2023
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$1,107	$1,107	$28	$68
Owner-occupied	—	240	240	7	17
Total	—	1,347	1,347	35	85
Residential real estate:
Residential one-to-four family	—	4,739	4,739	50	131
Home equity	—	109	109	4	9
Total		4,848	4,848	54	140
Commercial and industrial	—	218	218	52	131
Consumer	—	8	8	—	—

Total loans	$—	$6,421	$6,421	$141	$356

At September 30, 2024 and December 31, 2023, nonaccrual loans totaled $4.9 million, or 0.24% of total loans and $6.4 million, or 0.32% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three and nine months ended September 30, 2024 and 2023. At September 30, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonaccrual status. At September 30, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at September 30, 2024 or December 31, 2023.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At September 30, 2024, the Company had $779,000 in individually evaluated commercial loans, collateralized by business assets, and $13.6 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of September 30, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$7,370	$—
Owner-occupied	1,313	—
Total	8,683	—
Residential real estate:
Residential one-to-four family	4,541	—
Home equity	419	—
Total	4,960
Commercial and industrial	277	—
Consumer	—	—
Loans with no related allowance recorded	$13,920	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner-occupied
Total
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total
Commercial and industrial	502	163
Consumer	—	—
Loans with an allowance recorded	$502	$163
Total individually evaluated loans	$14,422	$163

	As of December 31, 2023
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$8,879	$—
Owner-occupied	1,769	—
Total	10,648	—
Residential real estate:
Residential one-to-four family	5,163	—
Home equity	109	—
Total	5,272	—
Commercial and industrial	13,273	—
Consumer	8	—
Loans with no related allowance recorded	$29,201	$—

With an allowance recorded:
Commercial real estate:	$—	$—
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

There were no loan modifications granted based on borrower financial difficulty during the nine months ended September 30, 2024 and for the year ended December 31, 2023. During the nine months ended September 30, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the nine months ended September 30, 2024 or 2023.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of September 30, 2024 and December 31, 2023. The tables also summarize gross charge-offs, by year of origination for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Term Loan Origination by Year						Revolving Loans
	Year-to-Date September 30, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$25,387	$45,728	$173,755	$243,625	$109,130	$374,875	$88,405	$—	$1,060,905
Special Mention (Rated 5)	—	—	—	—	—	10,640	134	—	10,774
Substandard (Rated 6)	—	—	—	—	8,277	2,833	—	—	11,110
Total commercial real estate loans	$25,387	$45,728	$173,755	$243,625	$117,407	$388,348	$88,539	$—	$1,082,789

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$25,387	$45,728	$173,755	$243,625	$117,407	$388,150	$88,539	$—	$1,082,591
Nonperforming	—	—	—	—	—	198	—	—	198

Residential One-to-Four Family:
Pass	$47,309	$60,387	$89,741	$90,587	$120,601	$212,212	$5,496	$—	$626,333
Substandard	—	—	612	361	860	3,483	—	—	5,316
Total residential one-to-four family	$47,309	$60,387	$90,353	$90,948	$121,461	$215,695	$5,496	$—	$631,649

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$47,309	$60,387	$89,741	$90,587	$120,970	$213,083	$5,496	$—	$627,573
Nonperforming	—	—	612	361	491	2,612	—	—	4,076

Home Equity:
Pass	$6,908	$9,024	$9,555	$6,001	$6,493	$10,645	$65,132	$2,746	$116,504
Substandard	—	—	92	—	—	—	319	8	419
Total home equity loans	$6,908	$9,024	$9,647	$6,001	$6,493	$10,645	$65,451	$2,754	$116,923

Current period gross charge-offs	$—	$—	$—	$—	$—	$7	$—	$99	$106

Payment Performance:
Performing	$6,908	$9,024	$9,555	$6,001	$6,493	$10,645	$65,132	$2,746	$116,504
Nonperforming	—	—	92	—	—	—	319	8	419

	Term Loans Originated by Year						Revolving Loans
	Year-to-Date September 30, 2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$21,747	$19,818	$30,344	$28,331	$15,763	$23,559	$55,226	$65	$194,853
Special Mention (Rated 5)	—	6,027	606	137	—	1,403	2,357	—	10,530
Substandard (Rated 6)	—	—	—	—	427	462	4,118	—	5,007
Total commercial and industrial loans	$21,747	$25,845	$30,950	$28,468	$16,190	$25,424	$61,701	$65	$210,390

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$1	$1

Payment Performance:
Performing	$21,747	$25,845	$30,950	$28,468	$16,190	$25,419	$61,531	$65	$210,215
Nonperforming	—	—	—	—	—	6	169	—	175

Consumer:
Pass	$746	$1,539	$959	$327	$77	$159	$819	$—	$4,626
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$746	$1,539	$959	$327	$77	$164	$819	$—	$4,631

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$174	$174

Payment Performance:
Performing	$746	$1,539	$959	$327	$77	$159	$819	$—	$4,626
Nonperforming	—	—	—	—	—	5	—	—	5

	Term Loan Origination by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$42,764	$175,829	$228,739	$113,631	$91,353	$320,806	$81,483	$9,289	$1,063,894
Special Mention (Rated 5)	—	—	—	180	915	3,237	164	—	4,496
Substandard (Rated 6)	—	—	—	8,013	—	3,348	—	—	11,361
Total commercial real estate loans	$42,764	$175,829	$228,739	$121,824	$92,268	$327,391	$81,647	$9,289	$1,079,751

Current period gross charge-offs	$—	$—	$—	$—	$—	$764	$—	$—	$764

Payment Performance:
Performing	$42,764	$175,829	$228,739	$121,824	$92,268	$326,044	$81,647	$9,289	$1,078,404
Nonperforming	—	—	—	—	—	1,347	—	—	1,347

Residential One-to-Four Family:
Pass	$59,257	$88,213	$94,290	$125,917	$54,263	$174,688	$10,401	$—	$607,029
Substandard	—	447	495	445	—	3,899	—	—	5,286
Total residential one-to-four family	$59,257	$88,660	$94,785	$126,362	$54,263	$178,587	$10,401	$—	$612,315

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$59,257	$88,213	$94,290	$125,540	$54,263	$175,612	$10,401	$—	$607,576
Nonperforming	—	447	495	822	—	2,975	—	—	4,739

Home Equity:
Pass	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Substandard	—	—	—	—	—	7	90	12	109
Total home equity loans	$9,937	$10,885	$6,861	$7,108	$5,234	$7,268	$60,205	$2,341	$109,839

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Nonperforming	—	—	—	—	—	7	90	12	109

	Term Loans Originated by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$31,108	$35,705	$26,553	$19,780	$19,765	$8,825	$57,393	$69	$199,198
Special Mention (Rated 5)	—	101	—	—	8	498	707	—	1,314
Substandard (Rated 6)	—	—	1,408	8,156	—	85	7,286	—	16,935
Total commercial and industrial loans	$31,108	$35,806	$27,961	$27,936	$19,773	$9,408	$65,386	$69	$217,447

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$31,108	$35,806	$27,961	$27,936	$19,773	$9,401	$65,175	$69	$217,229
Nonperforming	—	—	—	—	—	7	211	—	218

Consumer:
Pass	$2,168	$1,381	$524	$241	$68	$270	$812	$—	$5,464
Substandard	—	—	—	—	—	8	—	—	8
Total consumer loans	$2,168	$1,381	$524	$241	$68	$278	$812	$—	$5,472

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$182	$185

Payment Performance:
Performing	$2,168	$1,381	$524	$241	$68	$271	$811	$—	$5,464
Nonperforming	—	—	—	—	—	7	1	—	8

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	September 30, 2024	December 31, 2023
	(Dollar in thousands)
Criticized loans:
Special Mention	$21,304	$5,810
Substandard	21,857	33,699
Total criticized loans	$43,161	$39,509
Total criticized loans as a percentage of total loans	2.1%	1.9%

6.       GOODWILL AND OTHER INTANGIBLES

Goodwill

At September 30, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At September 30, 2024 and December 31, 2023, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the three and nine months ended September 30, 2024, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

For a period during the year ended December 31, 2023, the carrying value of the Company’s equity exceeded its market capitalization due to events affecting the banking industry, specifically three large bank failures as well as the continued impact of higher interest rates, which resulted in declines in bank stock prices. Therefore, the Company completed a fair value analysis to assess potential impairment and any necessary write-down of the carrying value of goodwill. Management used valuation multiples from recent comparable whole bank merger and acquisition transactions to determine the estimated fair value of the Company. Based on the results of this analysis, management determined that the fair value of the Company exceeded the carrying value of the reporting unit, and as a result, goodwill was not impaired at December 31, 2023.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $94,000 and $282,000 for the three and nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024, future amortization of the core deposit intangible totaled $375,000 for each of the next four years and $31,000 thereafter.

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

2021 Long-Term Incentive Plan

In May 2021, the Committee granted 122,362 shares under the 2021 Long-Term LTI Plan (the “2021 LTI Plan”). Of the 122,362 shares granted, 61,181 shares, or 50% of the shares granted, were time-based restricted shares that were scheduled to vest ratably over a three-year period. The remaining 61,181 shares, or 50% of the shares granted, were performance-based restricted shares which were subject to the achievement of the 2021 LTI Plan performance metrics.

The Committee selected Return on Average Equity (“ROE”) and Three-Year Cumulative Diluted Earnings per Share (“EPS”) as the primary performance metrics for the 2021 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2021 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2021	5.63%	6.25%	7.50%
December 31, 2022	5.85%	6.50%	7.80%
December 31, 2023	6.08%	6.75%	8.10%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$1.58	$1.97	$2.36

At December 31, 2023, the three-year performance period for the 2021 LTI Plan ended. The 2021 LTI Plan included a “catch-up” provision allowing unearned performance-based restricted shares from the 2021 and 2022 performance periods to be earned at the end of the three-year period based on the ROE and EPS for the final year. At December 31, 2023, the Company achieved Stretch, and granted 69,376 performance-based restricted shares to eligible participants in the first quarter of 2024.

2022 Long-Term Incentive Plan

In March 2022, the Committee granted 119,376 shares under the 2022 Long-Term LTI Plan (the “2022 LTI Plan”). Of the 119,376 shares granted, 59,688 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 59,688 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2022 LTI Plan performance metrics.

The Committee selected ROE and EPS as the primary performance metrics for the 2022 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2022 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2022	7.79%	8.20%	8.61%
December 31, 2023	7.93%	8.35%	8.77%
December 31, 2024	8.03%	8.45%	8.87%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$2.35	$2.61	$2.85

2022 Annual Equity Retainer

In March 2022, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 1,975 time-based restricted shares of WNEB common stock. In total, 17,775 shares were granted and fully vested on December 31, 2022.

2023 Long-Term Incentive Plan

In March 2023, the Committee granted 120,998 shares under the 2023 Long-Term LTI Plan (the “2023 LTI Plan”). Of the 120,998 shares granted, 60,499 shares, or 50% of the shares granted, were time-based restricted shares and vest ratably over a three-year period. The remaining 60,499 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2023 LTI Plan performance metrics.

The Committee selected ROE and EPS as the primary performance metrics for the 2023 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2023 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2023	8.00%	8.45%	8.85%
December 31, 2024	8.75%	9.25%	9.75%
December 31, 2025	9.00%	9.50%	10.00%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$2.39	$2.65	$2.89

2023 Annual Equity Retainer

In March 2023, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 2,022 time-based restricted shares of WNEB common stock. In total, 18,198 shares were granted and fully vested on December 31, 2023.

2024 Long-Term Incentive Plan

In March 2024, the Committee granted 146,422 shares under the 2024 Long-Term LTI Plan (the “2024 LTI Plan”). Of the 146,422 shares granted, 73,211 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 73,211 shares, or 50% of the share granted, were performance-based restricted shares that are subject to the achievement of the 2024 LTI Plan performance metrics.

The Committee selected ROE and EPS as the primary performance metrics for the 2024 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2024 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2024	5.05%	5.61%	6.17%
December 31, 2025	6.18%	6.86%	7.55%
December 31, 2026	7.30%	8.11%	8.92%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$2.25	$2.50	$2.75

2024 Annual Equity Retainer

In March 2024, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 2,384 time-based restricted shares of WNEB common stock. In total, 21,456 shares were granted and there are 19,072 shares scheduled to fully vest on December 31, 2024.

At September 30, 2024, there were 123,587 remaining shares available to grant under the 2021 Omnibus Plan.

A summary of the status of unvested restricted stock awards at September 30, 2024 and 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(69,376)	8.34
Balance at September 30, 2024	335,924	8.98

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares vested	(66,817)	9.07
Balance at September 30, 2023	298,232	9.30

The Company recorded total expense for restricted stock awards of $1.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024, FHLB advances, consisting of short-term and long-term advances, totaled $128.3 million, with a weighted average rate of 4.95%. At December 31, 2023, FHLB advances totaled $40.6 million, with an average weighted rate of 4.99%. At September 30, 2024, the Company pledged $912.9 million of eligible collateral to support its borrowing capacity at the FHLB. At September 30, 2024, the Company had an immediate availability to borrow an additional $442.5 million from the FHLB, based on qualified collateral pledged. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At September 30, 2024 and December 31, 2023, the Company did not have an outstanding balance under the Ideal Way line of credit.

Other borrowings, held as collateral for customer swap arrangements, totaled $4.4 million with a weighted average rate of 4.83%, at September 30, 2024 and $6.1 million, with a weighted average rate of 5.33%, at December 31, 2023, respectively.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “Discount Window”). At September 30, 2024, the Company pledged $402.1 million of eligible collateral to support its borrowing capacity at the FRB. At September 30, 2024 and December 31, 2023, the Company did not have an outstanding balance under the Discount Window. At September 30, 2024, the Company had an immediate availability to borrow $404.9 million from the Discount Window.

The Company utilized the Bank Term Funding Program (“BTFP”), which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the outstanding balance under the BTFP was $90.0 million. There was no outstanding balance at September 30, 2024.

The following table sets forth certain information regarding advances from the FHLB, and other borrowed funds for the periods indicated:

	September 30, 2024		December 31, 2023
	Outstanding Balance	Weighted Average Rate	Outstanding Balance	Weighted Average Rate
	(Dollars in thousands)

FHLB advances:
Short-term advances (1)	$—	—%	$10,000	5.56%
Long-term advances	128,277	4.95	30,646	4.81
Total FHLB advances	128,277	4.95	40,646	4.99

BTFP advances	—	—	90,000	4.71

Other borrowings	4,390	4.83	6,100	5.33

Total	$132,667	4.94%	$136,746	4.82%

(1)	Short-term advances are defined as having maturities of less than 12 months.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At September 30, 2024, $19.7 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $259,000 as of September 30, 2024, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $29,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At September 30, 2024	At December 31, 2023	At September 30, 2024	At December 31, 2023
	(Dollars in thousands)
Loans	$199,927	$199,393	$(73)	$(607)
Total	$199,927	$199,393	$(73)	$(607)

These amounts include the amortized cost basis of closed portfolios of fixed rate residential loans used to designate hedging relationships in which the hedged item is the stated amount of assets in the closed portfolio anticipated to be outstanding for the designated hedged period. At September 30, 2024, the amortized cost basis of the closed portfolios used in these hedging relationships was $437.2 million; the cumulative basis adjustments associated with these hedging relationships was approximately $71,000; and the notional amount of the designated hedged items were $200 million. At December 31, 2023, the amortized cost basis of the closed portfolios used in these hedging relationships was $461.2 million; the cumulative basis adjustments associated with these hedging relationships was approximately $607,000; and the notional amount of the designated hedged items were $200 million. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure. At September 30, 2024, the Company’s fair value hedges had a remaining maturity of 0.1 years, and an average fixed rate of 4.43%.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The table below presents the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2024 and December 31, 2023.

September 30, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$71		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		4,372
Interest rate swap – with dealer counterparties		4,372		—
Total derivatives	Other Assets	$4,443	Other Liabilities	$4,372

December 31, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$651		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,239
Interest rate swap – with dealer counterparties		5,239		—
Total derivatives	Other Assets	$5,890	Other Liabilities	$5,239

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income as of September 30, 2024 and September 30, 2023.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(Dollars in thousands)
Balance Sheet location	Interest Income	Interest Income	Interest Income	Interest Income

Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$434	$406	$1,324	$627

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$(1)	$(104)	$(10)	$(1,763)
Derivatives designated as hedging instruments	435	510	1,334	2,390

There were no gains or losses recognized in accumulated other comprehensive income during the nine months ended September 30, 2024 and 2023, respectively.

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

At September 30, 2024, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of September 30, 2024, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:	(Dollars in thousands)
Available-for-sale securities	$—	$155,889	$—	$155,889
Marketable equity securities	252	—	—	252
Interest rate swaps	—	4,443	—	4,443
Total assets	$252	$160,332	$—	$160,584

Liabilities:
Interest rate swaps	$—	$4,372	$—	$4,372

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:	(Dollars in thousands)
Available-for-sale securities	$—	$137,115	$—	$137,115
Marketable equity securities	196	—	—	196
Interest rate swaps	—	5,890	—	5,890
Total assets	$196	$143,005	$—	$143,201

Liabilities:
Interest rate swaps	$—	$5,239	$—	$5,239

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at September 30, 2024 and December 31, 2023.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the carrying values of the related assets as of September 30, 2024 and December 31, 2023:

Nine Months Ended
	At September 30, 2024			September 30, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1	$99

Nine Months Ended
	At December 31, 2023			September 30, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1,100	$1,828

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$72,802	$72,802	$—	$—	$72,802
Securities held-to-maturity	213,266	9,729	172,819	—	182,548
Securities available-for-sale	155,889	—	155,889	—	155,889
Marketable equity securities	252	252	—	—	252
FHLB and other restricted stock	7,143	—	—	7,143	7,143
Loans - net	2,029,047	—	—	1,890,012	1,890,012
Accrued interest receivable	8,653	—	—	8,653	8,653
Mortgage servicing rights	466	—	744	—	744
Derivative asset	4,443	—	4,443	—	4,443

Liabilities:
Deposits	2,224,206	—	—	2,223,751	2,223,751
Short-term borrowings	4,390	—	4,390	—	4,390
Long-term debt	128,277	—	130,077	—	130,077
Subordinated debt	19,741	—	16,805	—	16,805
Accrued interest payable	961	—	—	961	961
Derivative liabilities	4,372	—	4,372	—	4,372

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,840	$28,840	$—	$—	$28,840
Securities held-to-maturity	223,370	9,450	178,242	—	187,692
Securities available-for-sale	137,115	—	137,115	—	137,115
Marketable equity securities	196	196	—	—	196
FHLB and other restricted stock	3,707	—	—	3,707	3,707
Loans - net	2,007,050	—	—	1,841,913	1,841,913
Accrued interest receivable	8,528	—	—	8,528	8,528
Mortgage servicing rights	422	—	724	—	724
Derivative asset	5,890	—	5,890	—	5,890

Liabilities:
Deposits	2,143,744	—	—	2,140,930	2,140,930
Short-term borrowings	16,100	—	16,100	—	16,100
Long-term debt	120,646	—	120,460	—	120,460
Subordinated debt	19,712	—	17,938	—	17,938
Accrued interest payable	3,310	—	—	3,310	3,310
Derivative liabilities	5,239	—	5,239	—	5,239

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

In connection with our overall growth strategy, we seek to:

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market areas of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value and tangible book value per share (non-GAAP), continue to pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value (tangible book value per share is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for more information regarding our uses of non-GAAP financial measurements); and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and nine months ended September 30, 2024 in the context of this strategy.

●	Net income was $1.9 million, or $0.09 per diluted share, for the three months ended September 30, 2024, compared to net income of $4.5 million, or $0.21 per diluted share, for the three months ended September 30, 2023. For the nine months ended September 30, 2024, net income was $8.4 million, or $0.40 per diluted share, compared to $12.6 million, or $0.58 per diluted share, for the nine months ended September 30, 2023.

●	Net interest income, our primary driver of revenues, decreased $1.7 million, or 10.1%, to $14.7 million, for the three months ended September 30, 2024, from $16.4 million for the three months ended September 30, 2023. The decrease in net interest income was due to an increase in interest expense of $3.6 million, or 37.8%, partially offset by an increase in interest and dividend income of $1.9 million, or 7.5%. Interest expense on deposits increased $3.5 million, or 44.9%, and interest expense on borrowings increased $133,000, or 7.3%. During the nine months ended September 30, 2024, net interest income decreased $7.2 million, or 13.9%, to $44.5 million, compared to $51.7 million for the nine months ended September 30, 2023. The decrease in net interest income was due to an increase in interest expense of $14.1 million, or 62.3%, partially offset by an increase in interest and dividend income of $6.9 million, or 9.3%. The $14.1 million increase in interest expense was primarily due to an increase of $12.9 million, or 72.3%, in interest expense on deposits. Both periods were impacted by competitive pricing and an unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

●	During the three months ended September, 30, 2024, the Company recorded a provision for credit losses of $941,000, compared to a provision for credit losses of $354,000, during the three months ended September 30, 2023. During the nine months ended September, 30, 2024, the Company recorded a provision for credit losses of $97,000, compared to a provision for credit losses of $386,000 during the nine months ended September 30, 2023. The provision for credit losses during the three and nine months ended September 30, 2024 was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology as well as growth in the loan portfolio. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

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

There have been no material changes to our critical accounting policies during the three months ended September 30, 2024. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2023 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

At September 30, 2024, total assets were $2.6 billion, an increase of $75.9 million, or 3.0%, from December 31, 2023. The increase in total assets was primarily due to an increase in cash and cash equivalents of $44.0 million, or 152.4%, an increase in total loans of $21.7 million, or 1.1%, and an increase in investment securities of $8.7 million, or 2.4%.

Investment Securities

At September 30, 2024, the investment securities portfolio totaled $369.4 million, or 14.0% of total assets, compared to $360.7 million, or 14.1%, of total assets, at December 31, 2023. At September 30, 2024, the Company’s available-for-sale (“AFS”) securities portfolio, recorded at fair market value, increased $18.8 million, or 13.7%, from $137.1 million at December 31, 2023 to $155.9 million. The held-to-maturity (“HTM”) securities portfolio, recorded at amortized cost, decreased $10.1 million, or 4.5%, from $223.4 million at December 31, 2023 to $213.3 million at September 30, 2024.

At September 30, 2024, the Company reported unrealized losses on the AFS securities portfolio of $24.6 million, or 13.6% of the amortized cost basis of the AFS securities portfolio, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the AFS securities at December 31, 2023. At September 30, 2024, the Company reported unrealized losses on the HTM securities portfolio of $30.7 million, or 14.4%, of the amortized cost basis of the HTM securities portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the HTM securities portfolio at December 31, 2023.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $4.6 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At September 30, 2024 and December 31, 2023, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The Company expects to strategically redeploy available cash flows from the securities portfolio to fund loan growth and deposit outflows.

Total Loans

At September 30, 2024, total loans increased $21.7 million, or 1.1%, from December 31, 2023, to $2.0 billion at September 30, 2024. The increase in total loans was due to an increase in commercial real estate loans of $3.0 million, or 0.3%, an increase in residential real estate loans, including home equity loans, of $26.4 million, or 3.7%, partially offset by a decrease in commercial and industrial loans of $7.0 million, or 3.2%. During the three months ended September 30, 2024, the Company sold $20.1 million in fixed rate residential loans to the secondary market with servicing retained.

Total delinquency was $4.3 million, or 0.21% of total loans, at September 30, 2024, compared to $6.0 million, or 0.30% of total loans at December 31, 2023. At September 30, 2024, nonperforming loans totaled $4.9 million, or 0.24% of total loans, compared to $6.4 million, or 0.32% of total loans, at December 31, 2023. Total nonperforming assets totaled $4.9 million, or 0.18% of total assets, at September 30, 2024, compared to $6.4 million, or 0.25% of total assets, at December 31, 2023. At September 30, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. At September 30, 2024 and December 31, 2023, the Company did not have any other real estate owned. Management continues to closely monitor the loan portfolio for any signs of deterioration in borrowers’ financial condition and also in light of speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and interest rates. We continue to proactively take steps to mitigate risk in our loan portfolio.

At September 30, 2024, the allowance for credit losses as a percentage of total loans was 0.97% as compared to 1.00% at December 31, 2023. At September 30, 2024, the allowance for credit losses as a percentage of nonperforming loans was 409.5% as compared to 315.6% at December 31, 2023.

Total criticized loans, defined as special mention and substandard loans, increased $3.7 million, or 9.4%, from $39.5 million, or 1.9% of total loans, at December 31, 2023 to $43.2 million, or 2.1%, of total loans at September 30, 2024. We continue to maintain diversity among property types and within our geographic footprint. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2024, construction, land development and other land loans represented 37.4% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 23.4%.

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

At September 30, 2024 and December 31, 2023, non-owner and owner occupied commercial real estate loans, totaled $1.1 billion, or 52.9%, of total gross loans, and $1.1 billion, or 53.3%, of total gross loans, respectively.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner-occupied and by concentration as of September 30, 2024:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital (1)
	(Dollars in thousands)

Office Portfolio	$179,530	$33,146	$212,676	19.6%	10.4%	78.4%
Apartment	182,612	—	182,612	16.9%	8.9%	67.3%
Industrial	110,377	52,420	162,797	15.0%	8.0%	60.0%
Retail	109,481	5,327	114,808	10.6%	5.6%	42.3%
Other	63,805	29,903	93,708	8.7%	4.6%	34.5%
Mixed Use	71,904	6,433	78,337	7.2%	3.8%	28.9%
Hotel/Hospitality	43,522	—	43,522	4.0%	2.1%	16.0%
Automotive Sales	2,736	37,092	39,828	3.7%	1.9%	14.7%
Adult Care/Assisted Living	31,843	6,119	37,962	3.5%	1.9%	14.0%
Warehouse	20,973	10,168	31,141	2.9%	1.5%	11.5%
Shopping Center	23,428	7,653	31,081	2.9%	1.5%	11.5%
School/Higher Education	11,609	15,919	27,528	2.5%	1.3%	10.1%
Self Storage	26,445	344	26,789	2.5%	1.3%	9.9%
Total commercial real estate	$878,265	$204,524	$1,082,789	100.0%	52.9%	399.1%
% of Total Bank Risk-Based Capital (1)	323.7%	75.4%
% of Total CRE loans	81.1%	18.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner-occupied and by concentration as of December 31, 2023:

Property Type (1)	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital (2)
	(Dollars in thousands)

Office	$183,838	$32,327	$216,165	20.0%	10.7%	79.6%
Apartment	176,082	—	176,082	16.3%	8.7%	64.9%
Retail	111,091	8,005	119,096	11.0%	5.9%	43.9%
Industrial	98,594	53,228	151,822	14.1%	7.5%	55.9%
Mixed Use	73,516	6,121	79,637	7.4%	3.9%	29.3%
Other	65,969	28,539	94,508	8.8%	4.7%	34.8%
Hotel/Hospitality	44,630	—	44,630	4.1%	2.2%	16.4%
Adult Care/Assisted Living	32,404	—	32,404	3.0%	1.6%	11.9%
Self-Storage	31,551	440	31,991	3.0%	1.6%	11.8%
Shopping Center	24,524	8,438	32,962	3.1%	1.6%	12.1%
Warehouse	23,978	10,742	34,720	3.2%	1.7%	12.8%
School/Higher Education	12,642	11,584	24,226	2.2%	1.2%	8.9%
Automotive Sales	2,824	38,684	41,508	3.8%	2.0%	15.3%
Total commercial real estate	$881,643	$198,108	$1,079,751	100.0%	53.3%	397.8%
% of Total Bank Risk-Based Capital (1)	324.8%	73.0%
% of Total CRE loans	81.7%	18.3%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At September 30, 2024, of the $1.1 billion in commercial real estate loans, $878.3 million, or 42.9% of total gross loans, were categorized as non-owner occupied and represented 323.7% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of September 30, 2024:

Property Type	MA	CT	NH	RI	Other	Total	% of Total Bank Risk- Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Apartment	$111,894	$36,948	$4,971	$28,799	$—	$182,612	67.3%	55.5%
Office	63,397	64,120	40,559	—	11,454	179,530	66.2%	65.2%
Industrial	57,793	33,537	—	12,968	6,079	110,377	40.7%	58.4%
Retail	54,731	23,814	13,758	6,256	10,922	109,481	40.4%	56.5%
Mixed Use	32,380	21,669	—	13,124	4,731	71,904	26.5%	58.1%
Other	38,547	21,409	3,374	—	475	63,805	23.5%	56.5%
Hotel/Hospitality	20,991	22,531	—	—	—	43,522	16.0%	52.3%
Adult Care/Assisted Living	15,243	16,600	—	—	—	31,843	11.7%	58.9%
Self Storage	21,260	4,398	787	—	—	26,445	9.7%	62.8%
Shopping Center	7,228	16,200	—	—	—	23,428	8.6%	51.4%
Warehouse	17,415	3,339	—	—	219	20,973	7.7%	44.6%
School/Higher Education	11,609	—	—	—	—	11,609	4.3%	45.4%
Automotive Sales	2,736	—	—	—	—	2,736	1.0%	39.9%
Total Non-Owner CRE	$455,224	$264,565	$63,449	$61,147	$33,880	$878,265	323.7%	57.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

At December 31, 2023, of the $1.1 billion in commercial real estate loans, $881.7 million, or 43.5% of loans, was categorized as non-owner occupied and represented 324.8% of total risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2023.

Property Type (1)	MA	CT	NH	RI	Other	Total	% of Total Risk- based Capital (2)	Weighted Average LTV (3)
	(Dollars in Thousands)

Adult Care/Assisted Living	$15,700	$16,704	$—	$—	$—	$32,404	11.9%	55.4%
Apartment	103,248	35,897	5,050	31,887	—	176,082	64.9%	53.6%
Automotive Sales	2,824	—	—	—	—	2,824	1.0%	41.2%
School/Higher Education	12,642	—	—	—	—	12,642	4.7%	45.6%
Hotel/Hospitality	21,519	23,111	—	—	—	44,630	16.4%	53.4%
Industrial	52,977	32,327	—	13,290	—	98,594	36.3%	60.7%
Mixed Use	33,186	22,268	—	13,302	4,760	73,516	27.1%	59.8%
Office	65,249	65,685	41,404	—	11,500	183,838	67.7%	66.2%
Retail	56,439	24,582	12,576	6,363	11,131	111,091	40.9%	57.0%
Self Storage	12,911	—	—	18,640	—	31,551	11.6%	52.3%
Shopping Center	7,728	16,796	—	—	—	24,524	9.0%	52.9%
Warehouse	20,577	3,401	—	—	—	23,978	8.8%	40.5%
Other	42,059	22,520	735	—	655	65,969	24.3%	60.8%
Total Non-Owner CRE	$447,059	$263,291	$59,765	$83,482	$28,046	$881,643	324.8%	58.0%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(3)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner-occupied commercial real estate portfolio as of September 30, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk- Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	30,328	6,764	—	—	37,092	13.7%	60.3%
School/Higher Education	15,919	—	—	—	15,919	5.9%	67.6%
Industrial	43,061	8,784	—	575	52,420	19.3%	53.5%
Mixed Use	5,845	588	—	—	6,433	2.4%	53.3%
Office	30,575	2,571	—	—	33,146	12.2%	61.9%
Retail	5,327	—	—	—	5,327	2.0%	46.5%
Shopping Center	5,475	2,178	—	—	7,653	2.8%	57.0%
Self-Storage	344	—	—	—	344	0.1%	20.9%
Warehouse	9,789	379	—	—	10,168	3.7%	63.5%
Other	22,443	6,533	927	—	29,903	11.0%	48.8%
Total Owner Occupied CRE	$169,106	$27,797	$7,046	$575	$204,524	75.4%	57.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner-occupied commercial real estate as of December 31, 2023:

Property Type (1)	MA	CT	NH	Other	Total	% of Total Risk- based Capital (2)	Weighted Average LTV (3)
	(Dollars in Thousands)

Automotive Sales	$31,568	$7,116	$—	$—	$38,684	14.3%	64.2%
School/Higher Education	11,584	—	—	—	11,584	4.3%	69.9%
Industrial	40,870	10,161	—	2,197	53,228	19.6%	53.4%
Mixed Use	5,512	609	—	—	6,121	2.3%	52.0%
Office	29,570	2,757	—	—	32,327	11.9%	62.9%
Retail	8,005	—	—	—	8,005	2.9%	47.8%
Shopping Center	6,202	2,236	—	—	8,438	3.1%	57.5%
Self Storage	389	51	—	—	440	0.2%	20.2%
Warehouse	10,120	398	—	224	10,742	4.0%	63.0%
Other	24,745	2,837	957	—	28,539	10.5%	47.0%
Total Owner-Occupied CRE	$168,565	$26,165	$957	$2,421	$198,108	73.0%	57.4%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(3)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $212.7 million, or 78.4% of total bank risk-based capital and $216.2 million, or 79.6% of total bank risk-based capital, as of September 30, 2024 and December 31, 2023, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

September 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$107,718	$20,849	$128,567	60.5%	47.4%
Office/Professional Metro	3,899	8,109	12,008	5.6%	4.4%
Office/Professional Suburban	40,840	3,867	44,707	21.0%	16.5%
Office/Professional Urban	27,073	321	27,394	12.9%	10.1%
Total Office Portfolio	$179,530	$33,146	$212,676	100.0%	78.4%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$109,947	$21,560	$131,507	60.8%	48.4%
Office/Professional Metro	4,313	6,580	10,893	5.0%	4.0%
Office/Professional Suburban	42,167	3,841	46,008	21.3%	17.0%
Office/Professional Urban	27,411	346	27,757	12.8%	10.2%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 44.2% at September 30, 2024 and 43.9%, at December 31, 2023, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

September 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By State:
Massachusetts	$63,397	$30,575	$93,972	44.2%	34.6%
Connecticut	64,120	2,571	66,691	31.4%	24.6%
New Hampshire	40,559	—	40,559	19.1%	14.9%
Other	11,454	—	11,454	5.4%	4.2%
Total Office Portfolio	$179,530	$33,146	$212,676	100.0%	78.4%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By State:
Massachusetts	$65,249	$29,570	$94,819	43.9%	34.9%
Connecticut	65,685	2,757	68,442	31.7%	25.2%
New Hampshire	41,404	—	41,404	19.2%	15.3%
Other	11,500	—	11,500	5.3%	4.2%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.
(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner-occupied CRE and their credit quality indicators as of the dates indicated:

September 30, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By Risk Rating:
Pass	$171,359	$31,736	$203,095	95.5%	74.9%
Special Mention	7,993	744	8,737	4.1%	3.2%
Substandard	178	666	844	0.4%	0.3%
Total Office Portfolio	$179,530	$33,146	$212,676	100.0%	78.4%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By Risk Rating:
Pass	$183,296	$31,559	$214,855	99.4%	79.2%
Special Mention	83	330	413	0.2%	0.1%
Substandard	459	438	897	0.4%	0.3%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with September 30, 2024 information.
(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Given prevailing market conditions such as recent sustained increases in interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we carefully monitor these loans for signs of deterioration in credit quality and other risks. Such heightened monitoring includes incremental risk management strategies undertaken by management, including more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis, which may include monitoring concentration limitations, including concentrations by loan type, property type, geographic area and with participants, where applicable, and risk diversification, tracking aggregated policy and underwriting exceptions and stress testing the loan portfolios.

Deposits

Total deposits increased $80.5 million, or 3.8%, from $2.1 billion at December 31, 2023 to $2.2 billion at September 30, 2024. Core deposits, which the Company defines as all deposits except time deposits, decreased $8.3 million, or 0.5%, from $1.5 billion, or 71.5% of total deposits, at December 31, 2023, to $1.5 billion, or 68.5% of total deposits, at September 30, 2024. Non-interest-bearing deposits decreased $10.9 million, or 1.9%, to $568.7 million, money market accounts increased $1.5 million, or 0.2%, to $635.8 million, savings accounts decreased $8.2 million, or 4.4%, to $179.2 million and interest-bearing checking accounts increased $9.3 million, or 7.1%, to $140.3 million. Time deposits increased $88.8 million, or 14.5%, from $611.4 million at December 31, 2023 to $700.2 million at September 30, 2024. Brokered time deposits, which are included in time deposits, totaled $1.7 million at September 30, 2024 and at December 31, 2023.

The table below is a summary of our deposit balances for the periods noted:

	September 30, 2024	June 30, 2024	December 31, 2023
Core Deposits:	(Dollars in thousands)
Demand accounts	$568,685	$553,329	$579,595
Interest-bearing accounts	140,332	149,100	131,031
Savings accounts	179,214	186,171	187,405
Money market accounts	635,824	611,501	634,361
Total Core Deposits	$1,524,055	$1,500,101	$1,532,392
Time Deposits:	700,151	671,708	611,352
Total Deposits:	$2,224,206	$2,171,809	$2,143,744

During the nine months ended September 30, 2024, the Company continued to experience an unfavorable shift in deposit mix from low cost core deposits to high cost time deposits as customers continue to migrate to higher deposit rates. The Company continues to focus on the maintenance, development, and expansion of its core deposit base to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term customer relationship base by competing for and retaining deposits in our local market. At September 30, 2024, the Bank’s uninsured deposits represented 27.7% of total deposits, compared to 26.8% at December 31, 2023.

Borrowings

At September 30, 2024, total borrowings decreased $4.1 million, or 2.6%, from $156.5 million at December 31, 2023 to $152.4 million. Short-term borrowings decreased $11.7 million, or 72.7%, to $4.4 million, compared to $16.1 million at December 31, 2023. Long-term borrowings increased $7.6 million, or 6.3%, from $120.6 million at December 31, 2023 to $128.3 million at September 30, 2024. At September 30, 2024 and December 31, 2023, borrowings also consisted of $19.7 million in fixed-to-floating rate subordinated notes.

The Company utilized the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the Company’s outstanding balance under the BTFP was $90.0 million. There were no outstanding balance under the BTFP at September 30, 2024.

As of September 30, 2024, the Company had $452.0 million of additional borrowing capacity at the FHLB, $404.9 million of additional borrowing capacity under the Federal Reserve Bank Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

The Company’s liquidity position remains strong with solid core deposit relationships, cash, unencumbered securities, a diversified deposit base and access to diversified borrowing sources. At September 30, 2024, the Company had $1.1 billion in immediately available liquidity, compared to $615.0 million in uninsured deposits, or 27.7% of total deposits, representing a coverage ratio of 183%. Uninsured deposits of the Bank’s customers are eligible for FDIC pass-through insurance if the customer opens an IntraFi Insured Cash Sweep (“ICS”) account or a reciprocal time deposit through the Certificate of Deposit Account Registry System (“CDARS”). IntraFi allows for up to $250.0 million per customer of pass-through FDIC insurance, which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance.

Capital

At September 30, 2024, shareholders’ equity was $240.7 million, or 9.1% of total assets, compared to $237.4 million, or 9.3% of total assets, at December 31, 2023. The change was primarily attributable to a decrease in accumulated other comprehensive loss of $3.4 million, cash dividends paid of $4.5 million, repurchase of shares at a cost of $5.6 million, partially offset by net income of $8.4 million. At September 30, 2024, total shares outstanding were 21,113,408.

The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets. Total Risk-Based Capital Ratio was 14.4% at September 30, 2024 and 14.7% at December 31, 2023.  The Bank’s Tier 1 Leverage Ratio to adjusted average assets was 9.61% at September 30, 2024 and 9.62% at December 31, 2023.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

General.

The Company reported net income of $1.9 million, or $0.09 per diluted share, for the three months ended September 30, 2024, compared to net income of $4.5 million, or $0.21 per diluted share, for the three months ended September 30, 2023. Net interest income decreased $1.7 million, or 10.1%, provision for credit losses increased $587,000, non-interest income decreased $471,000, or 13.0%, and non-interest expense increased $288,000, or 2.0%, during the same period. Return on average assets and return on average equity were 0.29% and 3.19%, respectively, for the three months ended September 30, 2024, compared to 0.70% and 7.60%, respectively, for the three months ended September 30, 2023.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2024 and 2023, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,038,593	$25,253	4.93%	$2,007,267	$23,568	4.66%
Securities(2)	354,696	2,121	2.38	361,216	2,033	2.23
Other investments - at cost	15,904	189	4.73	12,155	166	5.42
Short-term investments(3)	32,043	396	4.92	22,349	251	4.46
Total interest-earning assets	2,441,236	27,959	4.56	2,402,987	26,018	4.30
Total non-interest-earning assets	153,585			156,503
Total assets	$2,594,821			$2,559,490

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$131,133	$271	0.82%	$144,792	$269	0.74%
Savings accounts	179,844	38	0.08	195,020	41	0.08
Money market accounts	621,340	3,172	2.03	656,066	2,488	1.50
Time deposit accounts	688,797	7,684	4.44	563,135	4,906	3.46
Total interest-bearing deposits	1,621,114	11,165	2.74	1,559,013	7,704	1.96
Short-term borrowings and long-term debt	153,317	1,947	5.05	149,507	1,814	4.81
Interest-bearing liabilities	1,774,431	13,112	2.94	1,708,520	9,518	2.21
Non-interest-bearing deposits	559,224			591,933
Other non-interest-bearing liabilities	23,466			24,504
Total non-interest-bearing liabilities	582,690			616,437

Total liabilities	2,357,121			2,324,957
Total equity	237,700			234,533
Total liabilities and equity	$2,594,821			$2,559,490
Less: Tax-equivalent adjustment(2)		(119)			(117)
Net interest and dividend income		$14,728			$16,383
Net interest rate spread(4)			1.60%			2.07%
Net interest rate spread, on a tax equivalent basis(5)			1.62%			2.09%
Net interest margin(6)			2.40%			2.70%
Net interest margin, on a tax equivalent basis(7)			2.42%			2.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.58%			140.65

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$332	$1,353	$1,685
Securities (1)	(40)	128	88
Other investments - at cost	51	(28)	23
Short-term investments	108	37	145
Total interest-earning assets	451	1,490	1,941

Interest-bearing liabilities
Interest-bearing checking accounts	(25)	27	2
Savings accounts	(3)	—	(3)
Money market accounts	(134)	818	684
Time deposit accounts	1,085	1,693	2,778
Short-term borrowings and long-term debt	44	89	133
Total interest-bearing liabilities	967	2,627	3,594
Change in net interest and dividend income (1)	$(516)	$(1,137)	$(1,653)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income decreased $1.7 million, or 10.1%, to $14.7 million, for the three months ended September 30, 2024, from $16.4 million for the three months ended September 30, 2023. The decrease in net interest income was due to an increase in interest expense of $3.6 million, or 37.8%, partially offset by an increase in interest and dividend income of $1.9 million, or 7.5%. Interest expense on deposits increased $3.5 million, or 44.9%, and interest expense on borrowings increased $133,000, or 7.3%. The increase in interest expense was a result of competitive pricing on deposits due to the continued higher interest rate environment and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

The net interest margin was 2.40% for the three months ended September 30, 2024, compared to 2.70% for the three months ended September 30, 2023. The net interest margin, on a tax-equivalent basis, was 2.42% for the three months ended September 30, 2024, compared to 2.72% for the three months ended September 30, 2023. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits, which was partially offset by an increase in the average yield on interest-earning assets. During the three months ended September 30, 2024 and the three months ended September 30, 2023, the Company had a fair value hedge which contributed to an increase in the net interest margin of seven basis points. Excluding the interest income from the fair value hedge, the net interest margin was 2.33% and 2.64%, for the three months ended September 30, 2024 and three months ended September 30, 2023, respectively. The fair value hedge is scheduled to mature in October of 2024.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.54% for the three months ended September 30, 2024, compared to 4.28% for the three months ended September 30, 2023. The average loan yield, without the impact of tax-equivalent adjustments, was 4.90% for the three months ended September 30, 2024, compared to 4.64% for the three months ended September 30, 2023. During the three months ended September 30, 2024, average interest-earning assets increased $38.2 million, or 1.6% to $2.4 billion, primarily due to an increase in average loans of $31.3 million, or 1.6%, an increase in average short-term investments, consisting of cash and cash equivalents, of $9.7 million, or 43.4%, an increase in average other investments of $3.7 million, or 30.8%, partially offset by a decrease in average securities of $6.5 million, or 1.8%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 60 basis points from 1.64% for the three months ended September 30, 2023 to 2.24% for the three months ended September 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 23 basis points to 0.93% for the three months ended September 30, 2024, from 0.70% for the three months ended September 30, 2023. The average cost of time deposits increased 98 basis points from 3.46% for the three months ended September 30, 2023 to 4.44% for the three months ended September 30, 2024. The average cost of borrowings, including subordinated debt, increased 24 basis points from 4.81% for the three months ended September 30, 2023 to 5.05% for the three months ended September 30, 2024. Average demand deposits, an interest-free source of funds, decreased $32.7 million, or 5.5%, from $591.9 million, or 27.5% of total average deposits, for the three months ended September 30, 2023, to $559.2 million, or 25.7% of total average deposits, for the three months ended September 30, 2024.

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

During the three months ended September 30, 2024, the Company recorded a provision for credit losses of $941,000, compared to a provision for credit losses of $354,000, during the three months ended September 30, 2023. The increase was primarily due to an increase in the loan portfolio, specifically unfunded commercial real estate loan commitments, as well as changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment. The Company recorded net charge-offs of $98,000 for the three months ended September 30, 2024, as compared to net charge-offs of $78,000 for the three months ended September 30, 2023.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income decreased $471,000, or 13.0%, from $3.6 million for the three months ended September 30, 2023 to $3.1 million for the three months ended September 30, 2024. Service charges and fees on deposits increased $196,000, or 9.1%, and income from BOLI increased $16,000, or 3.5%, from the three months ended September 30, 2023 to the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company reported $74,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company reported income of $246,000 in mortgage banking activities due to the sale of fixed rate residential loans and did not have comparable income during the three months ended September 30, 2023. During the three months ended September 30, 2024, the Company reported $10,000 in unrealized gains of marketable equity securities and did not have comparable income during the three months ended September 30, 2023. During the three months ended September 30, 2023, the Company reported a gain on non-marketable equity investments of $238,000 and did not have comparable non-interest income during the three months ended September 30, 2024. During the three months ended September 30, 2023, non-interest income included a non-taxable gain of $778,000 on BOLI death benefits. The Company did not have comparable income during the three months ended September 30, 2024. During the three months ended September 30, 2023, the Company reported a loss on the sales of premises and equipment of $3,000 and did not have comparable expense during the three months ended September 30, 2024.

Non-interest Expense.

For the three months ended September 30, 2024, non-interest expense increased $288,000, or 2.0%, to $14.4 million from $14.1 million, for the three months ended September 30, 2023. Salaries and employee benefits increased $157,000, or 2.0%, to $8.1 million, debit card and ATM processing fees increased $87,000, or 15.5%, software expenses increased $83,000, or 15.7%, occupancy expense increased $58,000, or 5.0%, data processing expense increased $45,000, or 5.5%, other non-interest income increased $54,000, or 4.3%, and furniture and equipment related expenses increased $1,000, or 0.2%. These increases were partially offset by a decrease in professional fees of $103,000, or 16.0%, a decrease in advertising expense of $91,000, or 25.1%, and a decrease in FDIC insurance expense of $3,000, or 0.9%.

For the three months ended September 30, 2024, the efficiency ratio was 80.6%, compared to 70.6% for the three months ended September 30, 2023. For the three months ended September 30, 2024, the adjusted efficiency ratio, a non-GAAP financial measure, was 80.7% compared to 74.4% for the three months ended September 30, 2023. The increases in the efficiency ratio and the non-GAAP adjusted efficiency ratio were driven by lower revenues during the three months ended September 30, 2024, compared to the three months ended September 30, 2023. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended September 30, 2024 was $618,000, or an effective tax rate of 24.5%, compared to $1.0 million, or an effective tax rate of 18.7%, for the three months ended September 30, 2023. The effective tax rate for the three months ended September 30, 2023 included $778,000 in non-taxable BOLI death benefits.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

General.

For the nine months ended September 30, 2024, the Company reported net income of $8.4 million, or $0.40 per diluted share, compared to $12.6 million, or $0.58 per diluted share, for the nine months ended September 30, 2023. Return on average assets and return on average equity were 0.44% and 4.74% for the nine months ended September 30, 2024, respectively, compared to 0.66% and 7.19% for the nine months ended September 30, 2023, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2024 and 2023, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,025,858	$74,058	4.88%	$2,002,485	$67,586	4.51%
Securities(2)	356,340	6,376	2.39	372,623	6,276	2.25
Other investments - at cost	14,248	473	4.43	12,528	418	4.46
Short-term investments(3)	18,634	682	4.89	12,922	424	4.39
Total interest-earning assets	2,415,080	81,589	4.51	2,400,558	74,704	4.16
Total non-interest-earning assets	154,894			154,525
Total assets	$2,569,974			$2,555,083

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$132,708	759	0.76	$142,716	780	0.73
Savings accounts	183,872	128	0.09	207,513	142	0.09
Money market accounts	623,216	8,689	1.86	711,173	6,813	1.28
Time deposit accounts	655,700	21,217	4.32	498,193	10,141	2.72
Total interest-bearing deposits	1,595,496	30,793	2.58	1,559,595	17,876	1.53
Short-term borrowings and long-term debt	158,183	5,909	4.99	130,796	4,739	4.84
Interest-bearing liabilities	1,753,679	36,702	2.80	1,690,391	22,615	1.79
Non-interest-bearing deposits	555,253			607,338
Other non-interest-bearing liabilities	24,931			23,886
Total non-interest-bearing liabilities	580,184			631,224

Total liabilities	2,333,863			2,321,615
Total equity	236,111			233,468
Total liabilities and equity	$2,569,974			$2,555,083
Less: Tax-equivalent adjustment(2)		(343)			(356)
Net interest and dividend income		$44,544			$51,733
Net interest rate spread(4)			1.70%			2.35%
Net interest rate spread, on a tax equivalent basis(5)			1.71%			2.37%
Net interest margin(6)			2.46%			2.88%
Net interest margin, on a tax equivalent basis(7)			2.48%			2.90%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.72%			142.01%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$821	$5,651	$6,472
Securities (1)	(272)	372	100
Other investments - at cost	57	(2)	55
Short-term investments	188	70	258
Total interest-earning assets	794	6,091	6,885

Interest-bearing liabilities
Interest-bearing checking accounts	(54)	33	(21)
Savings accounts	(16)	2	(14)
Money market accounts	(840)	2,716	1,876
Time deposit accounts	3,213	7,863	11,076
Short-term borrowings and long-term debt	996	174	1,170
Total interest-bearing liabilities	3,299	10,788	14,087
Change in net interest and dividend income	$(2,505)	$(4,697)	$(7,202)

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the nine months ended September 30, 2024, net interest income decreased $7.2 million, or 13.9%, to $44.5 million, compared to $51.7 million for the nine months ended September 30, 2023. The decrease in net interest income was due to an increase in interest expense of $14.1 million, or 62.3%, partially offset by an increase in interest and dividend income of $6.9 million, or 9.3%. The $14.1 million increase in interest expense was primarily due to an increase of $12.9 million, or 72.3%, in interest expense on deposits as a result of competitive pricing and an unfavorable shift in the deposit mix from low cost core deposits to high cost time deposits.

The net interest margin for the nine months ended September 30, 2024 was 2.46%, compared to 2.88% during the nine months ended September 30, 2023. The net interest margin, on a tax-equivalent basis, was 2.48% for the nine months ended September 30, 2024, compared to 2.90% for the nine months ended September 30, 2023. The decrease in the net interest margin was primarily due to an increase in the average cost of interest-bearing liabilities and the unfavorable shift in the deposit mix from low cost core to high cost time deposits, which was partially offset by an increase in the average yield on interest-earning assets. During the nine months ended September 30, 2024 and the nine months ended September 30, 2023, the Company had a fair value hedge which contributed to an increase in the net interest margin of seven and three basis points, respectively. Excluding the interest income from the fair value hedge, the net interest margin was 2.39% and 2.85%, for the nine months ended September 30, 2024 and the nine months ended September 30, 2023, respectively. The fair value hedge is scheduled to mature in October of 2024.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.49% for the nine months ended September 30, 2024, compared to 4.14% for the nine months ended September 30, 2023. The average loan yield, without the impact of tax-equivalent adjustments, was 4.86% for the nine months ended September 30, 2024, compared to 4.49% for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, average interest-earning assets increased $14.5 million, or 0.6%, to $2.4 billion, from the same period in 2023. The increase was primarily due to an increase in average loans of $23.4 million, or 1.2%, an increase in average short-term investments, consisting of cash and cash equivalents, of $5.7 million, or 44.2%, and an increase in other interest-earning assets of $1.7 million, or 13.7%, partially offset by a decrease in average securities of $16.3 million, or 4.4%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 80 basis points from 1.32% for the nine months ended September 30, 2023 to 2.12% for the nine months ended September 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 24 basis points to 0.86% for the nine months ended September 30, 2024, from 0.62% for the nine months ended September 30, 2023. The average cost of time deposits increased 160 basis points from 2.72% for the nine months ended September 30, 2023 to 4.32% for the nine months ended September 30, 2024. The average cost of borrowings, including subordinated debt, increased 15 basis points from 4.84% for the nine months ended September 30, 2023 to 4.99% for the nine months ended September 30, 2024. Average demand deposits, an interest-free source of funds, decreased $52.1 million, or 8.6%, from $607.3 million, or 28.0% of total average deposits, for the nine months ended September 30, 2023, to $555.3 million, or 25.8% of total average deposits, for the nine months ended September 30, 2024.

Provision for Credit Losses.

During the nine months ended September 30, 2024, the Company recorded a provision for credit losses of $97,000, compared to a provision for credit losses of $386,000 during the nine months ended September 30, 2023. The decrease was primarily due to changes in the loan mix as well as economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

During the nine months ended September 30, 2024, the Company recorded net charge-offs of $41,000 compared to net charge-offs of $1.9 million for the nine months ended September 30, 2023. The charge-offs during the nine months ended September 30, 2023 were related to one commercial relationship acquired in October 2016 from Chicopee Bancorp, Inc. The Company recorded a $1.9 million charge-off on the relationship, which represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the nine months ended September 30, 2024, non-interest income increased $1.5 million, or 17.9%, from $8.2 million during the nine months ended September 30, 2023 to $9.6 million. Service charges and fees on deposits increased $328,000, or 5.0%, and income from BOLI increased $37,000, or 2.7%.

During the nine months ended September 30, 2024, the Company reported a gain of $987,000 on non-marketable equity investments, compared to a gain of $590,000 during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company reported income of $246,000 from mortgage banking activities due to the sale of fixed rate residential real estate loans and did not have comparable income during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company reported $74,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company reported $22,000 in unrealized gains of marketable equity securities and did not have comparable income during the nine months ended September 30, 2023. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the nine months ended September 30, 2024, the Company reported a loss on the sales of premises and equipment of $6,000 compared to $3,000 during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, the Company recorded a $1.1 million final termination expense related to the defined benefit pension plan termination. The Company did not have comparable income or expense during the nine months ended September 30, 2024. During the nine months ended September 30, 2023, non-interest income included a non-taxable gain of $778,000 on BOLI death benefits. The Company did not have comparable income during the nine months ended September 30, 2024.

Non-interest Expense.

For the nine months ended September 30, 2024, non-interest expense decreased $63,000, or 0.1%, to $43.5 million, compared to $43.6 million for the nine months ended September 30, 2023. The decrease in non-interest expense was primarily due to a decrease in professional fees of $513,000, or 23.3%, a decrease in salaries and employee benefits of $218,000, or 0.9%, a decrease in advertising expense of $159,000, or 14.2%, a decrease in other non-interest expense of $120,000, or 2.9%, and a decrease in furniture and equipment related expense of $10,000, or 0.7%. These decreases were partially offset by an increase in software related expenses of $309,000, or 19.7%, an increase in debit card and ATM processing fees of $264,000, or 16.7%, an increase in data processing of $208,000, or 8.8%, an increase in FDIC insurance expense of $88,000, or 9.0%, and an increase in occupancy expense of $88,000, or 2.4%.

For the nine months ended September 30, 2024, the efficiency ratio was 80.3%, compared to 72.7% for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the adjusted efficiency ratio, a non-GAAP financial measure, was 81.8% compared to 73.0% for the nine months ended September 30, 2023. The increases in the efficiency ratio and the non-GAAP adjusted efficiency ratio were driven by lower revenues during the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the nine months ended September 30, 2024 was $2.2 million, representing an effective tax rate of 20.9%, compared to $3.4 million, representing an effective tax rate of 21.3%, for nine months ended September 30, 2023.

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

	At September 30, 2024	At December 31, 2023
	(Dollars in thousands)

Book Value per Share (GAAP)	$11.40	$10.96
Non-GAAP adjustments:
Goodwill	(0.59)	(0.58)
Core deposit intangible	(0.08)	(0.08)
Tangible Book Value per Share (non-GAAP)	$10.73	$10.30

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(Dollars in thousands)

Loan income (no tax adjustment)	$25,134	$23,451	$73,715	$67,230
Tax-equivalent adjustment (1)	119	117	343	356
Loan income (tax-equivalent basis)	$25,253	$23,568	$74,058	$67,586

Net interest income (no tax adjustment)	$14,728	$16,383	$44,544	$51,733
Tax-equivalent adjustment (1)	119	117	343	356
Net interest income (tax-equivalent basis)	$14,847	$16,500	$44,887	$52,089

Average interest-earning assets	$2,441,236	$2,402,987	$2,415,080	$2,400,558
Interest rate spread (no tax adjustment)	1.60%	2.07%	1.70%	2.35%
Net interest margin (no tax adjustment)	2.40%	2.70%	2.46%	2.88%
Net interest margin (tax-equivalent)	2.42%	2.72%	2.48%	2.90%

Efficiency Ratio:
Non-interest Expense (GAAP)	$14,406	$14,118	$43,502	$43,565

Net Interest Income (GAAP)	$14,728	$16,383	$44,544	$51,733

Non-interest Income (GAAP)	$3,141	$3,612	$9,649	$8,183

Non-GAAP adjustments:
Loss on disposal of premises and equipment, net	—	3	6	3
Unrealized gain on marketable equity securities	(10)	—	(22)	—

Loss on defined benefit plan termination	—	—	—	1,143
Gain on bank-owned life insurance death benefit	—	(778)	—	(778)
Gain on non-marketable equity investments	—	(238)	(987)	(590)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$3,131	$2,599	$8,646	$7,961
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$17,859	$18,982	$53,190	$59,694

Efficiency Ratio (GAAP)	80.62%	70.61%	80.27%	72.71%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	80.67%	74.38%	81.79%	72.98%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

The Company’s liquidity positions are monitored daily by management. The Asset Liability Committee establishes guidelines to ensure maintenance of prudent levels of liquidity. The Company has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity. Management employs a stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan funding and investment purchases. The Company does not anticipate engaging in any activities, either currently or over the long-term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity. However, an economic recession could negatively impact the Company’s liquidity. The Company relies heavily on the FHLB as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and suspended the purchase of excess FHLB stock that members hold in an effort to conserve capital.  FHLB has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.

At September 30, 2024 and December 31, 2023, outstanding borrowings with the FHLB were $128.3 million and $40.6 million, respectively. At September 30, 2024, the Company had $452.0 million in available borrowing capacity with the FHLB, which includes the Ideal Way Line of Credit. The Company has the ability to increase its borrowing capacity with the FHLB by pledging additional eligible loans and eligible investment securities.

At September 30, 2024, the Company had available borrowing capacity of $404.9 million with the Federal Reserve Bank Discount Window (“FRB Discount Window”) at an interest rate determined and reset on a daily basis and secured by eligible commercial and industrial loans and investment securities not otherwise pledged. As of September 30, 2024 and December 31, 2023, there were no advances outstanding under the FRB Discount Window.

The Company’s liquidity position remains strong with solid core deposit relationships, cash, unencumbered securities, a diversified deposit base and access to diversified borrowing sources. At September 30, 2024, the Company had $1.1 billion in immediately available liquidity, compared to $615.0 million in uninsured deposits, or 27.7% of total deposits, representing a coverage ratio of 183%. Uninsured deposits of the Bank’s customers are eligible for FDIC pass-through insurance if the customer opens an ICS account or a reciprocal time deposit through CDARS. IntraFi allows for up to $250.0 million per customer of pass-through FDIC insurance, which would more than cover each of the Bank’s deposit customers if such customer desired to have such pass-through insurance.

On March 12, 2023, the Federal Reserve Bank made available the BTFP to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the outstanding balance under the BTFP was $90.0 million. There was no outstanding balance at September 30, 2024.

In addition, the Company also maintains unsecured lines of credits totaling $25.0 with two correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2024 and December 31, 2023, there were no borrowings outstanding under these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At September 30, 2024, the Company had approximately $127.5 million in loan commitments and letters of credit to borrowers and approximately $343.6 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At September 30, 2024, time deposit accounts scheduled to mature within one year totaled $689.1 million, or 98.4% of the time deposit portfolio. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of September 30, 2024 were estimated to be $7.0 million, with $5.0 million expected to be paid within one year and the remaining $2.0 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fourteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $9.3 million as of September 30, 2024. Principal payments expected to be made on our lease liabilities during the twelve months ended September 30, 2025 were $1.5 million. The remaining lease liability payments totaled $7.8 million and are expected to be made after September 30, 2025.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At September 30, 2024, $19.7 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

We do not anticipate any material capital expenditures during the calendar year 2024, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

At September 30, 2024, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2024, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

The Company’s and Bank’s regulatory capital ratios as of September 30, 2024 and December 31, 2023 are presented in the table below.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,911	14.44%	$158,446	8.00%	N/A	N/A
Bank	271,300	13.71	158,262	8.00	$197,828	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,412	12.39	118,835	6.00	N/A	N/A
Bank	250,543	12.66	118,697	6.00	158,262	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,412	12.39	89,126	4.50	N/A	N/A
Bank	250,543	12.66	89,023	4.50	128,588	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,412	9.40	104,405	4.00	N/A	N/A
Bank	250,543	9.61	104,327	4.00	130,409	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,760	14.67%	$155,873	8.00%	N/A	N/A
Bank	271,420	13.94	155,711	8.00	$194,639	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	116,905	6.00	N/A	N/A
Bank	250,734	12.88	116,783	6.00	155,711	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	87,679	4.50	N/A	N/A
Bank	250,734	12.88	87,587	4.50	126,515	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,363	9.40	104,400	4.00	N/A	N/A
Bank	250,734	9.62	104,290	4.00	130,363	5.00

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the 2024 Plan (1)
July 1 - 31, 2024	39,563	7.11	39,563	897,196
August 1 - 31, 2024	79,878	7.83	79,878	817,318
September 1 - 30, 2024	125,000	8.74	125,000	692,318
Total	244,441	8.18	244,441	692,318

(1)	On May 21, 2024, the Board of Directors authorized an additional stock repurchase plan under which the Company may purchase up to 1,000,000 shares of common stock, or 4.6%, of its outstanding common stock, as of the date the 2024 Plan was adopted. The 2024 Plan commenced upon the completion of the prior existing share repurchase plan on June 6, 2024.

There were no sales by us of unregistered securities during the three months ended September 30, 2024.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2024, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2024.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer