Form 10-K
period 2024-12-31
Western New England Bancorp, Inc.
filed 2025-03-10
CIK 1157647

Securities and Exchange Commission

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

Commission File No.: 001-16767

Western New England Bancorp, Inc.

 (Exact name of registrant as specified in its charter)

Massachusetts	73-1627673
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Elm Street, Westfield, Massachusetts 01085

(Address of principal executive offices, including zi141 Elm Street, Westfield, Massachusetts 01085p code)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 28, 2024, was $146,942,001. This amount was based on the closing price as of June 28, 2024 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $6.88 on June 28, 2024.

As of March 3, 2025, the registrant had 20,748,498 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	unstable political and economic conditions which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

PART I

ITEM 1.	BUSINESS.

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2024, WNEB had consolidated total assets of $2.7 billion, total net loans of $2.1 billion, total deposits of $2.3 billion and total shareholders’ equity of $235.9 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2024, the Bank had twenty-five branches and eight freestanding automated teller machines (“ATMs”). The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. All branch and ATM locations serve Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut. The Bank also provides a variety of banking services including telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

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

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and Hartford and Tolland Counties in northern Connecticut. The Bank operates twenty-five banking offices in Agawam, Chicopee, Feeding Hills, East Longmeadow, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and have eight freestanding ATM locations in Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

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

At June 30, 2024, which is the most recent date for which data is available from the FDIC, we held approximately 13.2% of the deposits in Hampden County, which was the third largest market share out of the eighteen banks and thrifts with offices in Hampden County.

Human Capital.

We understand that our human capital is one of our most valuable assets and a key to our success. The Company is an equal opportunity employer and maintains hiring practices and policies that foster and promote a diverse and inclusive workforce. We strive to create a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment; rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the Company overall. We are dedicated to recruiting, developing and promoting a diverse workforce to meet the current and future demands of our business.

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

As of December 31, 2024, the Bank employed 335 total employees, with 286 employed full-time and 49 employed part-time. Employee retention helps the Company operate efficiently and effectively. As of December 31, 2024, our average employee tenure was 8.8 years.

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

In 2021, the customized Corporate Leadership Development Program was established for the Company to enhance the core capabilities of our top talent in leadership, including through the development of management skills to prepare them for future roles in the Company. During 2024, twenty-four employees were nominated to participate in the program and successfully completed the program. In addition, the Company offers educational reimbursement programs to employees enrolled in pre-approved degree or certification programs at accredited institutions that teach skills or knowledge relevant to the financial services industry. Each year, we also attract rising juniors and seniors from colleges and universities across our footprint who have the opportunity to be assigned an internship within the Company and have the potential to be hired upon graduation.

Employee Compensation and Benefits

Management promotes its core values through prioritizing concern for employees’ well-being, supporting employees’ career goals, offering competitive wages, and providing valuable fringe benefits. The Company maintains a comprehensive employee benefit program providing, among other benefits, group medical, dental and vision insurance, health savings accounts and flexible spending accounts, life insurance and disability insurance, a 401(k) Safe Harbor Plan with a competitive company match, an employee stock ownership plan, short-term and long-term incentive compensation programs, tuition reimbursement, paid time off, including vacation days and paid holidays, and wellness and employee assistance programs.

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

Lending Activities.

Loan Approval Procedures and Authority.

Our lending activities follow written, nondiscriminatory underwriting standards and loan origination procedures established by the Company’s Board of Directors (the “Board”) and Management. On an annual basis, the Board approves the Bank’s Loan Policy (the “Loan Policy”). The Loan Policy governs the conditions under which loans are made, addresses the lending authority of loan officers, documentation requirements, appraisal policy, charge-off policies and desired portfolio mix. The Executive Committee of the Board approves loan relationships exceeding certain prescribed dollar limits as outlined in the Loan Policy.

Loans to One Borrower Limit.

The Bank may not make a loan or extend credit to a single borrower or related group of borrowers if the aggregate of all loans or extensions of credit to that single borrower or related group of borrowers would be in excess of 15% of the bank’s unimpaired capital and surplus. At December 31, 2024, the Bank’s regulatory limit on loans to one borrower was $40.6 million. Our internal loan to one borrower limit is $38.8 million. At December 31, 2024, our largest lending relationship, primarily secured by business assets and commercial real estate located in Agawam, Massachusetts, had a total loan exposure of $22.8 million, of which $7.7 million was outstanding. At December 31, 2024, this loan was performing in accordance with their original repayment terms. At December 31, 2024, our top ten largest lending relationships have an average exposure of $18.4 million, or 6.8% of total bank risk based capital, with a range in exposure from $15.6 million, or 5.7% of total bank risk based capital, to $22.8 million, or 8.4% or total bank risk based capital. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. In 2024 and 2023, interest income on loans represented 90.0% and 90.2% of the total interest income of the Company, respectively. At December 31, 2024, the Bank’s loan portfolio totaled $2.1 billion, or 78.0% of total assets, compared to $2.0 billion, or 79.1% of total assets, at December 31, 2023.

The Company’s primary lending focus is to generate high quality commercial loan relationships achieved through active business development efforts, long-term relationships with established commercial developers, community involvement, and focused marketing strategies. Loans made to businesses, non-profits, and professional practices may include commercial real estate loans, construction and land development loans, commercial and industrial loans, including lines of credit and letters of credit. Loans made to individuals may include conventional residential real estate loans, home equity loans and lines of credit, residential construction loans on owner-occupied primary and secondary residences, and secured and unsecured personal loans and lines of credit. The Company manages its loan portfolio to avoid concentration by industry, property type, relationship size, and source of repayment to lessen its credit risk exposure.

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

Commercial Real Estate Loans.

At December 31, 2024, commercial real estate loans, including commercial construction loans, totaled $1.1 billion, or 52.0% of total loans, and consisted of $410.0 million of fixed-rate loans and $665.7 million of adjustable-rate loans. At December 31, 2024, the largest commercial real estate loan, a 100 unit apartment building in Massachusetts, had an outstanding balance of $19.2 million, and represented 0.9% of total loans and 7.1% of total bank risk-based capital. This loan was performing in accordance with the original repayment terms at December 31, 2024. For more information relating to the Company’s commercial real estate portfolio as of December 31, 2024 and 2023, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – CRE Concentrations.”

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

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2024 and December 31, 2023, there was $94.8 million and $111.0 million, respectively, in commercial construction loans included within commercial real estate loans.

Commercial and Industrial Loans.

At December 31, 2024, our total commercial and industrial loan portfolio totaled $211.7 million, or 10.3% of total loans, compared to $217.4 million, or 10.7% of total loans, at December 31, 2023. At December 31, 2024, the largest commercial and industrial loan, with an outstanding balance of $16.8 million and total loan exposure of $18.0 million, was to a commercial borrower, located in Westfield, Massachusetts. Total exposure represented 0.9% of total loans and 6.6% of total bank risk-based capital at December 31, 2024. This loan was performing in accordance with their original repayment terms at December 31, 2024.

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

Commercial letters of credit are conditional commitments issued by the Company to guarantee the financial obligation or performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. If the letter of credit is drawn upon, a loan is created for the customer, generally a commercial loan, with the same criteria associated with similar commercial loans.

At December 31, 2024, our largest concentration of commercial loans was to hotels, which comprised approximately 2.2% of total loans and 15.9% of total bank risk-based capital.

Participation Loans.

The Company cultivates relationships with other financial institutions to mitigate the risk of our lending activities by participating either as the lead bank or as a participant in various loan transactions. Participating in loans with other institutions provides the Company with the opportunity to retain customer relationships and reduce credit risk exposure among each participating bank, while providing the customer with larger credit facilities than the Company might be willing to, or able to, offer independently. The Company purchases participation interests in larger balance loans from other financial institutions generally in our market area. Such participations are evaluated with the same level of due diligence and care as loans originated internally. The participations are underwritten, reviewed for compliance, and approved in accordance with the Company’s underwriting policies and criteria. The performance of participation loans is actively monitored and updated financial statements of the borrower are received periodically from the participant in accordance with loan reporting requirements and covenant testing. These loans are reviewed annually in accordance with the Company’s Loan Policy and graded based on credit risk. Loan grades assigned are also tested by the Company’s external loan review firm in accordance with the Company’s loan review policy.

The Company participated in commercial real estate loans with outstanding balances of $116.2 million, commercial construction loans with outstanding balances of $14.0 million, and commercial and industrial loans with outstanding balances of $2.4 million at December 31, 2024. At December 31, 2023, we participated in commercial real estate loans with outstanding balances of $116.7 million, commercial construction loans with outstanding balances of $10.3 million, and commercial and industrial loans with outstanding balances of $2.9 million.

The Company sells loan participations in the ordinary course of business when a loan originated by the Company exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. At December 31, 2024, the Company was the lead bank in commercial real estate loans of $80.9 million, commercial construction loans of $1.5 million, and commercial and industrial loans of $22.8 million, with participation balances sold that totaled $52.0 million for commercial real estate loans, $1.5 million for commercial construction loans and $12.2 million for commercial and industrial loans, respectively.

At December 31, 2023, the Company was the lead bank in commercial real estate loans of $67.3 million, commercial construction loans of $16.1 million, and commercial and industrial loans of $22.6 million, with participation balances sold that totaled $46.3 million for commercial real estate loans, $7.5 million for commercial construction loans and $11.2 million for commercial and industrial loans, respectively.

Residential Real Estate Loans.

At December 31, 2024 and December 31, 2023, the residential real estate loan portfolio totaled $653.8 million, or 31.6% of total loans, and $612.3 million, or 30.3%, of total loans, respectively, and consisted of $568.8 million of fixed-rate loans and $85.0 million in adjustable-rate loans. The Company originates and funds residential real estate loans, including first mortgages, home equity loans, and home equity lines, secured by one-to-four family residential properties primarily located in western Massachusetts and northern Connecticut. At December 31, 2024, the largest residential real estate loan was $2.0 million. The loan was secured by the borrower’s secondary residence located in New Hampshire and was performing according to its original terms as of December 31, 2024.

These residential properties may serve as the borrower’s primary residence, or as vacation homes or investment properties. First mortgages may be underwritten in amounts up to 97% of the lesser of the appraised value or purchase price of the property for owner-occupied homes, 90% for second homes and 85% for investment properties. Private mortgage insurance is required on all loans with a loan-to-value ratio greater than 80%. We do not grant subprime loans. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards. Home equity loans and lines of credit are secured by first or second mortgages on one-to-four family owner-occupied properties. Equity loans and lines of credit are underwritten by a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with the Bank’s loan policies. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Depending on the current interest rate environment, management may elect to sell those fixed and adjustable rate residential mortgage loans which are eligible for sale in the secondary market, or hold some or all of this residential loan production for the Company’s portfolio. The Company may retain or sell the servicing when selling the loans. The Company is an approved servicer with Fannie Mae, an approved seller and servicer with Freddie Mac and the FHLB, and an approved Mass Housing lender. In order to reduce interest rate risk, during the twelve months ended December 31, 2024, the Company sold $20.1 million in fixed rate residential loans to the secondary market with servicing retained. The Company did not sell residential real estate loans during the twelve months ended December 31, 2023. At December 31, 2024 and December 31, 2023, the Company serviced $84.8 million and $72.7 million, respectively, in residential loans sold to the secondary market. The servicing rights will likely continue to be retained on all loans sold over the life of the loan.

Home Equity Loans and Lines of Credit.

At December 31, 2024 and December 31, 2023, home equity loans and lines of credit totaled $121.9 million, or 5.9% of total loans, and $109.8 million, or 5.4% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen-year amortization schedule.

Consumer Loans.

At December 31, 2024 and December 31, 2023, consumer loans totaled $4.4 million, or 0.2%, of total loans and $5.5 million, or 0.3%, of total loans, respectively. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2024		2023
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Real estate loans:
Commercial real estate:
Non-owner occupied	$880,828	42.6%	$881,643	43.5%
Owner occupied	194,904	9.4	198,108	9.8
Total commercial real estate	1,075,732	52.0	1,079,751	53.3

Residential real estate:
Residential one-to-four family	653,802	31.6	612,315	30.3
Home equity	121,857	5.9	109,839	5.4
Total residential real estate loans	775,659	37.5	722,154	35.7

Total real estate loans	1,851,391	89.5	1,801,905	89.0

Commercial and industrial loans	211,656	10.3	217,447	10.7

Consumer	4,391	0.2	5,472	0.3

Total gross loans	2,067,438	100.00%	2,024,824	100.00%
Plus: Unamortized premiums and net deferred loan fees and costs	2,751		2,493
Less: Allowance for credit losses	(19,529)		(20,267)
Net loans	$2,050,660		$2,007,050

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2024. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due in within one year.

	At December 31, 2024
	Non-Owner Occupied Commercial Real Estate	Owner Occupied Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Totals
	(Dollars in thousands)

Amount due:
Within one year	$175,921	$29,864	$27,014	$72,332	$69,671	$271	$375,073

After one year:
One to five years	384,654	127,843	40,691	2,783	86,587	3,258	645,816
Five to fifteen years	313,301	36,000	71,546	32,884	32,071	131	485,933
Over fifteen years	6,952	1,197	514,551	13,858	23,327	731	560,616
Total due after one year	704,907	165,040	626,788	49,525	141,985	4,120	1,692,365

Total amount due:	880,828	194,904	653,802	121,857	211,656	4,391	2,067,438

Net deferred loan origination fees and costs and premiums	(693)	(16)	2,334	767	322	37	2,751
Allowance for credit losses	(10,095)	(3,582)	(2,660)	(496)	(2,477)	(219)	(19,529)

Loans, net	$870,040	$191,306	$653,476	$122,128	$209,501	$4,209	$2,050,660

The following table presents, as of December 31, 2024, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2025, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2025
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$567,931	$58,857	$626,788
Home equity	49,525	—	49,525
Non-owner occupied commercial real estate	358,981	345,926	704,907
Owner occupied commercial real estate	37,865	127,175	165,040
Total real estate loans	1,014,302	531,958	1,546,260

Other loans:
Commercial and industrial	103,672	38,313	141,985
Consumer	4,120	—	4,120
Total other loans	107,792	38,313	146,105

Total loans	$1,122,094	$570,271	$1,692,365

Asset Quality.

Maintaining a high level of asset quality continues to be one of the Company’s key objectives. Credit administration reports directly to the Chief Credit Officer and is responsible for the completion of independent credit analyses for all loans above a specific threshold.

The Company’s Loan Policy requires that management continuously monitor the status of the loan portfolio and report to the Board on a monthly basis. These reports include information on concentration levels, delinquent loans, nonperforming loans, criticized loans and foreclosed real estate, as well as our actions and plans to cure the nonperforming status of the loans and to dispose of the foreclosed property.

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

Potential Problem Loans.

The Bank’s Loan Policy contain an internal rating system which evaluates the overall risk of a problem loan. The Company performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan.

Criticized and Classified Loans.

The Company’s internal credit risk grades are based on the definitions currently utilized by the banking regulatory agencies. The grades assigned and definitions are as follows, and loans graded excellent, above average, good (risk ratings 1-4) are treated as “pass” for grading purposes. All loans risk rated special mention (5), substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as substandard, doubtful, and loss for signs of deterioration to mitigate the growth in nonperforming loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off.

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

At December 31, 2024, the Company’s criticized loan portfolio totaled $38.4 million, or 1.9% of total loans, compared to $39.5 million, or 1.9% of total loans, at December 31, 2023. The Company’s special mention loans totaled $11.4 million, or 0.6% of total loans, at December 31, 2024 and $5.8 million, or 0.3%, of total loans, at December 31, 2023. Classified loans totaled $27.0 million, or 1.3% of total loans, at December 31, 2024 and $33.7 million, or 1.7% of total loans, at December 31, 2023. Classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become nonperforming loans totaled $21.6 million, or 1.0% of total loans, at December 31, 2024 and $27.7 million, or 1.4% of total loans, at December 31, 2023. The remaining balance of classified loans were nonperforming loans totaling $5.4 million, or 0.3% of total loans, at December 31, 2024 and $6.0 million, or 0.3% of total loans, at December 31, 2023.

Total individually evaluated loans totaled $14.3 million, or 0.7% of total loans, at December 31, 2024, while individually evaluated loans totaled $29.7 million, or 1.5% of total loans, at December 31, 2023. Total accruing individually evaluated loans totaled $8.9 million at December 31, 2024, while accruing individually evaluated loans totaled $23.3 million at December 31, 2023. Nonperforming individually evaluated loans totaled $5.4 million as of December 31, 2024, while nonperforming individually evaluated loans totaled $6.4 million as of December 31, 2023.

In management’s opinion, all individually evaluated loan balances at December 31, 2024 and 2023, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral. At December 31, 2024, commercial and industrial individually evaluated loans with a recorded investment of $494,000 carried a related reserve amount of $156,000. At December 31, 2023, commercial and industrial individually evaluated loans with a recorded investment of $517,000 carried a related reserve amount of $179,000. Management closely monitors these relationships for collateral or credit deterioration.

Total nonperforming loans totaled $5.4 million, or 0.26% of total loans, at December 31, 2024, and $6.4 million, or 0.32% of total loans, at December 31, 2023. If all nonperforming loans had been performing in accordance with their terms, we would have earned additional interest income of $373,000, $373,000 and $257,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

OREO.

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2024 and 2023, the Company carried no OREO balances.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Allowance for credit losses to total loans outstanding	0.94%	1.00%
Allowance for credit losses	$19,529	$20,267
Total loans outstanding	$2,070,189	$2,027,317

Nonperforming loans to total loans outstanding	0.26%	0.32%
Nonperforming loans	$5,381	$6,421
Total loans outstanding	$2,070,189	$2,027,317

Allowance for credit losses to nonperforming loans	362.93%	315.64%
Allowance for credit losses	$19,529	$20,267
Nonperforming loans	$5,381	$6,421

Net charge-offs (recoveries) during the period to daily average loans outstanding:

Residential one-to-four family charge-offs (recoveries) to daily average loans outstanding	0.01%	0.00%
Net charge-offs (recoveries) during the period	$32	$(23)
Average amount outstanding	$631,570	$601,843

Commercial real estate (recoveries) charge-offs to daily average loans outstanding	(0.02)%	0.07%
Net (recoveries) charge-offs during the period	$(206)	$755
Average amount outstanding	$1,072,779	$1,076,523

Commercial and industrial (recoveries) charge-offs to daily average loans outstanding	(0.07)%	0.57%
Net (recoveries) charge-offs during the period	$(152)	$1,213
Average amount outstanding	$210,343	$213,903

Home equity charge-offs (recoveries) to daily average loans outstanding	0.10%	0.00%
Net charge-offs (recoveries) during the period	$121	$(3)
Average amount outstanding	$115,595	$108,057

Consumer charge-offs to daily average loans outstanding	2.43%	1.66%
Net charge-offs during the period	$118	$97
Average amount outstanding	$4,862	$5,840

Total loan (recoveries) charge-offs to daily average loans outstanding	0.00%	0.10%
Net (recoveries) charge-offs during the period	$(87)	$2,039
Average amount outstanding	$2,035,149	$2,006,166

During the year ended December 31, 2024, the Company recorded net recoveries of $87,000, compared to net charge-offs of $2.0 million for the twelve months ended December 31, 2023. During the year ended December 31, 2023, the Company recorded net charge-offs of $1.2 million on the commercial and industrial loan portfolio and net charge-offs of $755,000 on the commercial real estate portfolio. The charge-offs during the year ended December 31, 2023 were related to one commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc., which was placed on nonperforming status. During the year ended December 31, 2023, the Company recorded a $1.9 million charge-off on the acquired commercial relationship, which represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the Current Expected Credit Losses (“CECL”) implementation.

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.4 million and $7.5 million at December 31, 2024 and 2023, respectively, and is excluded from the estimate of credit losses.

The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. For commercial real estate loans, residential real estate loans, and commercial and industrial loans, the Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. The expected loss estimates for the consumer loan segment are based on historical loss rates using the weighted average remaining maturity (“WARM”) method. For information on our methodology for assessing the appropriateness of the allowance for credit losses please see Footnote 1 – “Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

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

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines secured by first or second mortgages on one-to-four family owner-occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

The discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan segment are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonperforming loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The company uses a WARM method to estimate the ACL for the consumer loan segment. Under this method, the historical average annual charge-off rate is applied to the weighted average remaining maturity of the loan portfolio, currently calculated at 2.5 years. This calculation is adjusted based on additional factors that include (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonperforming loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans.

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

Based on the foregoing, management believes that the Company is appropriately provisioned for the current economic environment and supportable forecast period as of December 31, 2024. For the year ended December 31, 2024, the Company recorded a reversal of credit losses of $665,000, compared to a provision for credit losses of $872,000 during the year ended December 31, 2023. The $665,000 reversal of credit losses during the year ended December 31, 2024 was comprised of an $825,000 reversal of credit losses, which was offset by a $160,000 reserve on unfunded loan commitments related to the impact of higher unfunded loan commitments for the period.

Allocation of Allowance for Credit Losses.

The following tables set forth the allowance for credit losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2024			December 31, 2023
Loan Category	Amount of Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Commercial real estate	$13,677	$1,075,732	52.0%	$15,141	$1,079,751	53.3%
Real estate mortgage:
Residential one-to-four family	2,660	653,802	31.6	2,161	612,315	30.3
Home equity	496	121,857	5.9	387	109,839	5.4
Commercial and industrial loans	2,477	211,656	10.3	2,537	217,447	10.7
Consumer loans	219	4,391	0.2	41	5,472	0.3
Total allowances for credit losses	$19,529	$2,067,438	100.0%	$20,267	$2,024,824	100.0%

Investment Activities.

The primary objectives of the Bank’s securities portfolio are to provide liquidity and maximize income while preserving safety of principal. Secondary objectives include: providing collateral to secure local municipal deposits, the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Bank’s Board of Directors (the “Bank’s Board”) is responsible for establishing overall policy and reviewing performance of the Bank’s investments.

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

Restricted Equity Securities.

At December 31, 2024 and December 31, 2023, the Company held $5.4 million and $3.3 million, respectively, of FHLB stock. The FHLB stock is carried at cost and classified as a restricted equity security. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. We may be required to purchase additional FHLB stock if we increase FHLB borrowings in the future. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At December 31, 2024 and December 31, 2023, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2024.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2024 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur. Weighted average yield is calculated using the amortized cost and yield to maturity of securities divided by the total amortized cost of the segment, and does not adjust for tax-equivalent basis for any tax-exempt obligations.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$—	—%	$—	—%	$17,427	1.91%	$1,997	5.42%	$19,424	$16,458	2.27%
Corporate bonds	—	—	—	—	5,000	5.70	—	—	5,000	4,610	5.70
Total debt securities	—	—	—	—	22,427	2.75	1,997	5.42	24,424	21,068	2.97

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	843	2.45	2,807	4.31	157,663	2.61	161,313	134,778	2.64
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	6,203	1.61	6,203	4,858	1.61
Total mortgage-backed securities	—	—	843	2.45	2,807	4.31	163,866	2.57	167,516	139,636	2.60

Total available-for-sale	$—	—%	$843	2.45%	$25,234	2.93%	$165,863	2.61%	$191,940	$160,704	2.65%

Held-to-maturity:
Debt securities:
U.S. Treasury securities	$—	—%	$5,002	1.23%	$—	—%	$—	—%	$5,002	$4,727	1.23%
U.S. Government guaranteed obligations	—	—	—	—	—	—	1,064	5.89	1,064	1,061	5.89
Total debt securities	—	—	5,002	1.23	—	—	1,064	5.89	6,066	5,788	2.05

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	2,524	2.27	196,446	2.29	198,970	159,818	2.29
Total mortgage-backed securities	—	—	—	—	2,524	2.27	196,446	2.29	198,970	159,818	2.29

Total held-to-maturity	$—	—%	$5,002	1.23%	$2,524	2.27%	$197,510	2.31%	$205,036	$165,606	2.28%

At December 31, 2024, the Company had $160.7 million in securities classified as AFS, $205.0 million in HTM, marketable equity securities of $397,000, and no securities classified as trading. Securities classified as AFS were reported for financial reporting purposes at the fair value with net changes in the fair value from period to period included as a separate component of shareholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as HTM or AFS do not affect our income, unless we determine there to be incurred credit losses for those securities in an unrealized loss position.

At December 31, 2024, the Company reported unrealized losses on the available-for-sale securities portfolio of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the available-for-sale securities at December 31, 2023. At December 31, 2024, the Company reported unrealized losses on the held-to-maturity securities portfolio of $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2023. As of December 31, 2024, management concluded that there were no incurred credit losses at December 31, 2024 as all unrealized losses were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

Deposits.

At December 31, 2024 and December 31, 2023, total deposits were $2.3 billion and $2.1 billion, respectively. Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. The Company offers a wide variety of deposit products, including commercial, small business, nonprofit and municipal checking, money market and sweep accounts, as well as time deposits. A broad selection of competitive retail deposit products are also offered, including interest-bearing and noninterest-bearing checking, money market and savings accounts, as well as time deposits and individual retirement accounts, with terms on time deposits ranging from three months to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, and the Bank’s liquidity needs, volatility of existing deposits, asset/liability position and overall objectives regarding the growth and retention of relationships. We may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of our asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. There were $1.7 million in brokered deposits on the balance sheet at December 31, 2024 and 2023 reported within time deposits.

At December 31, 2024, uninsured deposits, defined as deposits that exceed the limits provided by the FDIC, were 28.4% of total deposits, compared to 26.8% of total deposits, at December 31, 2023.

Core deposits (which the Company defines as all deposits except time deposits) represented 68.9% of total deposits at December 31, 2024 and 71.5% at December 31, 2023. At December 31, 2024, time deposits with remaining terms to maturity of less than one year amounted to $694.9 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2024, 2023 and 2022.

Cash Management Services.

In addition to the deposit products discussed above, commercial and municipal customers may take advantage of cash management services including remote deposit capture, Automated Clearing House credit and debit origination, check payment fraud prevention, international and domestic wire transfers and corporate credit cards.

IntraFi Network, Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”).

We participate in the IntraFi Network which provides depositors with FDIC pass-through insurance. Depositors can open a reciprocal time deposit through CDARS or a reciprocal checking or money market account through ICS. We use CDARS to place client funds into time deposit accounts and ICS to place client funds into checking and money market accounts, respectively, into other participating banks. These transactions occur in amounts that are less than FDIC insurance limits to ensure that deposits are eligible for FDIC insurance on the full amount of their deposits. The IntraFi Network allows for up to $250.0 million per customer of pass-through FDIC insurance. At December 31, 2024 and December 31, 2023, there were $36.9 million and $28.7 million, respectively, in CDARS deposits reported within time deposits, and $22.3 million and $35.1 million, respectively, in ICS accounts reflected within core deposits.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2024			2023			2022
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Demand accounts	$561,264	25.8%	—%	$602,652	27.8%	—%	$647,971	28.6%	—%
Interest-bearing accounts	136,861	6.3	0.75	142,005	6.5	0.73	139,993	6.2	0.38
Savings accounts	182,678	8.4	0.09	202,354	9.3	0.09	222,267	9.8	0.07
Money market accounts	631,197	29.0	1.94	697,621	32.2	1.37	890,763	39.4	0.36
Total core deposits	1,512,000	69.5	0.89	1,644,632	75.8	0.65	1,900,994	84.0	0.20
Time deposits	666,917	30.5	4.32	524,827	24.2	3.03	363,258	16.0	0.41
Total deposits	$2,178,917	100.0%	1.94%	$2,169,459	100.0%	1.23%	$2,264,252	100.0%	0.24%

The following table sets forth the maturity of time deposits at the dates indicated:

	At December 31,
	2024			2023			2022
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)
Due within the year	$694,916	98.8%	4.26%	$596,292	97.5%	3.81%	$288,697	70.1%	0.69%
Over 1 year through 3 years	6,403	0.9	0.60	12,472	2.1	0.85	119,117	28.9	2.91
Over 3 years	2,264	0.3	3.54	2,588	0.4	0.05	3,876	1.0	0.14
Total time deposits	$703,583	100.0%	4.23%	$611,352	100.0%	3.73%	$411,690	100.0%	1.33%

The following table sets forth the uninsured portion of our core deposit accounts, by account type, at the dates indicated.

	At December 31,
	2024	2023	2022
	(Dollars in thousands)

Core deposits:(1)
Demand accounts	$145,995	$156,646	$177,464
Interest-bearing accounts	95,735	64,097	105,644
Savings accounts	5,423	2,243	3,218
Money market accounts	244,214	226,536	303,898
Total core deposits	$491,367	$449,522	$590,224

The following table sets forth the uninsured portion of our time deposits, by remaining maturity.

At December 31, 2024
(Dollars in thousands)

Time deposits:(1)
3 months or less	$31,089
Over 3 months through 6 months	99,595
Over 6 months through 12 months	21,525
Over 12 months	—
Total time deposits	$152,209

(1)	Uninsured deposits for the periods indicated have been estimated using the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Time Deposit Maturities.

A summary of time deposits totaling $250,000 or more by maturity is as follows (1):

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
3 months or less	$49,250	4.61%	$110,400	3.96%
Over 3 months through 6 months	152,243	4.56	55,540	4.31
Over 6 months through 12 months	31,212	3.97	30,357	4.51
Over 12 months	1,672	4.75	2,294	0.72
Total:	$234,377	4.49%	$198,591	4.10%

(1)	Time deposit balances represent those exceeding the fully-insured FDIC limitation of $250,000.

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

The Bank is a member of the FHLB, which is part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2024.

The Company utilized the Bank Term Funding Program (“BTFP”), which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the Company’s outstanding balance under the BTFP was $90.0 million. There was no outstanding balance under the BTFP at December 31, 2024.

At December 31, 2024, total short-term borrowings and long-term debt decreased $33.4 million, or 24.4%, from $136.7 million at December 31, 2023 to $103.4 million. At December 31, 2024, short-term borrowings decreased $10.7 million, or 66.5%, to $5.4 million, compared to $16.1 million at December 31, 2023. Long-term borrowings decreased $22.6 million, or 18.8%, from $120.6 million at December 31, 2023 to $98.0 million at December 31, 2024. At December 31, 2024, long-term borrowings consisted of $98.0 million outstanding with the FHLB, whereas at December 31, 2023, long-term borrowings consisted of $30.6 million outstanding with the FHLB and $90.0 million outstanding under the BTFP.

Total short-term borrowings and long-term debt outstanding and weighted average rates at the periods indicated are presented below:

	December 31, 2024		December 31, 2023
	Balance Outstanding	Weighted Average Rate	Balance Outstanding	Weighted Average Rate
	(Dollars in millions)

Short-term borrowings	$5.4	4.33%	$16.1	5.47%
Long-term debt	98.0	4.97	120.6	4.73
Total	$103.4	4.94%	$136.7	4.82%

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2024, the Bank had pledged $906.0 million of eligible collateral to support borrowing capacity at the FHLB of Boston. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2024, the Bank had immediate availability at the FHLB, including its overnight Ideal Way Line of Credit, to borrow an additional $464.1 million based on qualified collateral.

The Company also has an available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2024 and 2023, the Company did not have any outstanding advances under the facility.

In addition, at December 31, 2024 and 2023, the Company had an available line of credit of $382.9 million and $48.6 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain loans and securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2024 and December 31, 2023, there were no advances outstanding under the Discount Window.

The following table lists FHLB and FRB liquidity information as of December 31, 2024:

	At December 31, 2024
	Total Available Borrowing Capacity	Required Collateral on Balance Outstanding	Net Available Borrowing Capacity
	(Dollars in millions)

FHLB(1)	$574.3	$119.7	$464.1
FRB Discount Window	382.9	—	382.9
Total	$957.2	$119.7	$847.0

(1)	FHLB required collateral includes short and long-term advances and FHLB letters of credit. Net available borrowing capacity includes the $9.5 million in Ideal Way Line of Credit availability.

The Company also has pre-established, unsecured overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. At December 31, 2024, the Company had borrowing capacity with two correspondent banks consisting of a $15.0 million and a $10.0 million unsecured lines of credit, both arrangements were at an interest rate determined and reset on a daily basis. As of December 31, 2024 and December 31, 2023, there were no advances outstanding under these lines.

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

Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and (ii) from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. At December 31, 2024, $19.8 million aggregate principle amount of the Notes was outstanding.

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

Overview.

Western New England Bancorp is a separate and distinct legal entity from the Bank. The Company is a Massachusetts-chartered stock holding company and a registered savings and loan holding company under the Home Owners’ Loan Act, as amended (the “HOLA”), and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries. Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

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

Dividends.

The Company is a legal entity separate and distinct from its subsidiaries. The revenue of the Company (on a parent-only basis) is derived primarily from dividends paid to it by the Bank and the Company’s other subsidiaries. The right of the Company, and consequently the right of shareholders of the Company, to participate in any distribution of the assets or earnings of its subsidiaries through the payment of dividends or otherwise is subject to the prior claims of creditors of the subsidiaries, including, with respect to the Bank, depositors of the Bank, except to the extent that certain claims of the Company in a creditor capacity may be recognized.

Restrictions on Bank Holding Company Dividends.

The Federal Reserve has the authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer (See Capital Adequacy below).

Restrictions on Bank Dividends.

The OCC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.

The principal source of Company’s liquidity is dividends from the Bank. The OCC oversees the ability of the Bank to make capital distributions, including dividends. The OCC generally prohibits a depository institution from making any capital distributions (including payment of a dividend) if the bank would thereafter be undercapitalized. The OCC’s prior approval is required if the total of all dividends declared by a federal savings association in any calendar year would exceed the sum of the bank’s net income for that year and its undistributed net income for the preceding two calendar years, less any required transfers to surplus, or if the bank would not be well capitalized after the dividend.

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

The Bank is subject to the Capital Rules as well. The Company and the Bank are each in compliance with the targeted capital ratios under the Capital Rules at December 31, 2024.

In September 2019, the OCC, the Federal Reserve Board and the FDIC adopted a final rule that was intended to further simplify the Capital Rules for depository institutions and their holding companies that have less than $10 billion in total consolidated assets, such as us, if such institutions meet certain qualifying criteria. This final rule became effective on January 1, 2020. Under this final rule, if we meet the qualifying criteria, including having a leverage ratio (equal to tier 1 capital divided by average total consolidated assets) of greater than 9 percent, we will be eligible to opt into the community bank leverage ratio framework. If we opt into this framework, we will be considered to have satisfied the generally applicable risk-based and leverage capital requirements in the Capital Rules (as modified pursuant to the simplification rule) and will be considered to have met the well-capitalized ratio requirements for PCA (as defined below) purposes. The Company and the Bank evaluated the simplified Capital Rules to determine our adoption status for the applicable filings periods beginning in 2020 and decided not to opt in to the community bank leverage ratio framework.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk based capital ratio of at least 10%, a Tier 1 risk based capital ratio of at least 8%, a CET1 risk based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk based capital ratio of at least 8%, a Tier 1 risk based capital ratio of at least 6%, a CET1 risk based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 8%, a Tier 1 risk based capital ratio of less than 6%, a CET1 risk based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk based capital ratio of less than 6%, a Tier 1 risk based capital ratio of less than 4%, a CET1 risk based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2024, the Bank was “well-capitalized” under the PCA framework.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers if the aggregate of all loans or extensions of credit to that single borrower or related group of borrowers would be in excess of 15% of the bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the aggregate amount of any loan above 15% of the bank’s unimpaired capital and surplus is fully secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2024, we were in compliance with these limitations on loans to one borrower.

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

The Bank may also satisfy the QTL Test by qualifying as a “domestic building and loan association” as defined in the Internal Revenue Code. Failure by the Bank to maintain its status as a qualified thrift lender (“QTL”) would result in restrictions on activities, including restrictions on branching and the payment of dividends. If the Bank were unable to correct that failure within a specified period of time, it must either continue to operate under those restrictions on its activities or convert to a national bank charter. The Bank met the QTL Test in each of the prior 12 months and, therefore, is a “qualified thrift lender.”

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

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2024. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

Home Mortgage Disclosure Act (“HMDA”).

On October 15, 2015, pursuant to section 1094 of the Dodd-Frank Act, the CFPB issued amended rules in regards to the collection, reporting and disclosure of certain residential mortgage transactions under the HMDA (the “HMDA Rules”). The Dodd-Frank Act mandated additional loan data collection points in addition to authorizing the CFPB to require other data collection points under implementing Regulation C. Most of the provisions of the HMDA Rule went into effect on January 1, 2018 and apply to data collected in 2018 and reporting in 2019 and later years. The HMDA Rule adopts a uniform loan volume threshold for all financial institutions, modifies the types of transactions that are subject to collection and reporting, expands the loan data information being collected and reported, and modifies procedures for annual submission and annual public disclosures.

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

Incentive Compensation.

The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation at their first annual meeting taking place six months after the date of enactment and at least every three years thereafter and on “golden parachute” payments in connection with approvals of mergers and acquisitions. The legislation also authorized the SEC to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets that encourage inappropriate risks by providing an executive officer, employee, director or principal shareholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity. The federal banking agencies and the SEC proposed such regulations in 2016 and issued re-proposed regulations in substantially the same form in May 2024, which have not been finalized. If the regulations are adopted in the form initially proposed or a similar form, they will restrict the manner in which executive compensation is structured.

The Dodd-Frank Act also gives the SEC authority to prohibit broker discretionary voting on elections of directors, executive compensation matters and any other significant matter. At the 2012, 2017, and 2023 Annual Meeting of Shareholders, Western New England Bancorp’s shareholders voted on a non-binding, advisory basis to hold a non-binding, advisory vote on the compensation of named executive officers of Western New England Bancorp annually. In light of the results, the Board determined to hold the vote annually.

Future Legislative and Regulatory Initiatives.

Various legislative and regulatory initiatives are introduced by Congress, state legislatures and different financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies, savings and loan holding companies and/or depository institutions, and may also include changes in priorities and operations of regulatory agencies in connection with new leadership. Proposed legislation and regulatory initiatives could change banking statutes and the operating environment of Western New England Bancorp in substantial and unpredictable ways. If enacted or implemented, such legislation and regulatory initiatives could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Western New England Bancorp cannot predict whether any such legislation and regulatory initiatives will be enacted or implemented, and, if enacted or implemented, the effect that it or any implementing regulations would have on the financial condition or results of operations of Western New England Bancorp. Other legislation may be introduced in Congress, or other regulatory initiatives introduced, which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the financial regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, if enacted, the effect which they may have on our business and earnings.

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

ITEM 1A.	RISK FACTORS.

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

Risks Related to our Business and Industry

Our Business and Results of Operations May be Adversely Affected by the Financial Markets, Fiscal, Monetary, and Regulatory Policies and Economic Conditions. These Factors Could Have a Material Adverse Effect on Our Earnings, Net Interest Margin, Rate of Growth, Financial Condition and Stock Price. The economy in the United States and globally has experienced volatility in recent years and may continue to do so for the foreseeable future, particularly as a result of regulatory changes from the new administration. There can be no assurance that economic conditions will not worsen. Our business has been and may in the future continue to be affected by unfavorable or uncertain economic conditions such as the level and volatility of interest rates, availability and market conditions of financing, business activity or investor or business confidence, unexpected changes in gross domestic product, economic growth or its sustainability, inflation, supply chain disruptions, consumer spending, employment levels, labor shortages, wage inflation, federal government shutdowns, developments related to the U.S. federal debt ceiling, energy prices, home prices, commercial property values, bankruptcies, fluctuations or other significant changes in both debt and equity capital markets and currencies, liquidity of financial markets and the availability and cost of capital and credit, natural disasters, epidemics and pandemics (including COVID-19), terrorist attacks, acts of war or a combination of these or other factors.

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

Interest Rate Volatility Could Adversely Affect Our Results of Operations and Financial Condition. We cannot predict or control changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. During 2024, the Federal Reserve Board began reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S. Notwithstanding these reductions, there can be no assurances that the Federal Reserve Board will continue to cut the target federal funds rate in 2025 and it may remain open to increasing rates further should inflation dynamics remain unfavorable. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets.

The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 82.3% of total revenues in 2024. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. In addition, we rely on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our financial condition and results of operations.

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

Inflation Can Have an Adverse Impact on the Company’s Business and its Customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. While the Federal Reserve began reducing the federal funds rate in 2024, there can be no assurances that the Federal Reserve will continue to cut target funds rates in 2025 and it may remain open to increasing rates further should inflation dynamics remain unfavorable in 2025. Additionally, the Federal Reserve has raised certain benchmark interest rates in response to this elevated inflation. As discussed above, changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

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

Increases in the Company’s Nonperforming Assets Could Adversely Affect the Company’s Results of Operations and Financial Condition in the Future. Nonperforming assets adversely affect net income in various ways. While the Company pays interest expense to fund nonperforming assets, no interest income is recorded on nonperforming loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks, and have an impact on the Company’s FDIC risk based deposit insurance premium rate. The resolution of nonperforming assets requires significant time commitments from management and staff. The Company may experience further increases in nonperforming loans in the future, and nonperforming assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

We Depend Primarily on Net Interest Income for our Earnings Rather Than Fee Income. Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2024, 2023 and 2022, our net interest income was $59.8 million, $67.9 million, and $79.2 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

Events Impacting Global, National and Regional Economies Could Adversely Affect our Business Activities, Financial Condition, and Results of Operations. The occurrence of events which adversely affect the global, national and regional economies may have a negative impact on our business. Like other financial institutions, our business relies upon the ability and willingness of our customers to transact business with us, including banking, borrowing and other financial transactions. A strong and stable economy at each of the local, federal and global levels is often a critical component of consumer confidence and typically correlates positively with our customers’ ability and willingness to transact certain types of business with us. Local and global events outside of our control may therefore negatively impact our business and financial condition.

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

The Bank’s Reliance on Brokered and Reciprocal Deposits Could Adversely Affect its Liquidity and Operating Results. Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. At December 31, 2024 and 2023, the Bank had $1.7 million in brokered time deposits. One of the Bank’s sources for deposits is CDARS. At December 31, 2024, the Bank has $36.9 million in CDARS reciprocal deposits and $22.3 million in ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Sources of External Funding Could Become Restricted and Impact the Company’s Liquidity. The Company’s external wholesale funding sources include borrowing capacity at the FHLB, capacity in the brokered deposit markets, other borrowing arrangements with correspondent banks, as well as accessing the public markets through offerings of the Company’s stock or issuance of debt. If, as a result of general economic conditions or other events, these sources of external funding become restricted or are eliminated, the Company may not be able to raise adequate funds or may incur substantially higher funding costs or operating restrictions in order to raise the necessary funds to support the Company’s operations and growth. The 2023 collapse and subsequent regulatory takeover of certain U.S. regional banks may result in modifications or additional laws which we could be subject to, including potentially increasing capital requirements, modifying regulations related to liquidity risk management, deposit concentrations, capital adequacy and other oversight requirements. Any such increase in funding costs or restrictions could have a negative impact on the Company’s net interest income and, consequently, on its results of operations and financial condition.

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

Financial laws, regulations and policies are subject to amendment by Congress, state legislatures and federal and state regulatory agencies. Changes to statutes, regulations or policies, including changes in the interpretation of regulations or policies and changes in enforcement and regulatory priorities, could materially impact our business. These changes could also impose additional costs on us and limit the types of products and services that we may offer our customers. Compliance with laws and regulations can be difficult and costly, and the failure to comply with any law, regulation or policy could result in sanctions by financial regulatory agencies, including civil monetary penalties, private lawsuits, or reputational damage, any of which could adversely affect our business, financial condition, or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur. See the section titled, “Supervision and Regulation” in ITEM 1. Business.

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

We Continually Encounter Technological Change and The Failure to Understand and Adapt to These Changes Could Hurt Our Business. The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services and technological advances are likely to intensify competition. The effective use of technology, including emerging technologies, increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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

Shareholder Dilution Could Occur if Additional Stock is Issued in the Future. If the Board should determine in the future that there is a need to obtain additional capital through the issuance of additional shares of the Company’s common stock or securities convertible into shares of common stock, such issuances could result in dilution to existing stockholders’ ownership interest. Similarly, if the Board decides to grant additional stock awards or options for the purchase of shares of common stock, the issuance of such additional stock awards and/or the issuance of additional shares upon the exercise of such options would expose stockholders to dilution.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM C.	CYBERSECURITY.

Risk Management & Strategy.

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

The Bank has a management-level Strategic Technology Oversight Committee (the “TOC”). Members of the TOC include the Bank’s Information Security Officer (the “ISO”), the Chief Information Officer as well as representatives of each department, including Senior Officers and/or their designees. The TOC reviews the status of various tactical and strategic projects; emerging technologies; cybersecurity, availability and performance metrics; IT and Business Continuity policies; Business Continuity test results and IT & Cybersecurity Risk Assessment results to monitor the extent of risk, evaluate the effectiveness of mitigating controls in place and ensure the level of risk remains within tolerance through acceptance, or further mitigation, transfer or elimination of the risk.

Additionally, the Bank has an ISO Metrics Oversight Committee (the “ISO Metrics Committee”) which meets on a monthly basis with a focus on cybersecurity. Members of the ISO Metrics Committee include the ISO, the Chief Information Officer, the Chief Risk Officer, as well as members of the information technology team involved with cybersecurity and infrastructure. The function of the ISO Metrics Committee is to review monthly cybersecurity metrics to support discussion of cyber threats, cyber risk trends, and risk mitigation as well as to participate in an annual tabletop business disruption exercise to assess the Bank’s resilience and readiness should such an event occur.

All employees participate in cybersecurity and social engineering training. The Board also receives formal training annually. The Bank conducts social engineering tests for employees, such as phishing tests, throughout the year. We consider employee awareness and training to be a critical component of the Bank’s cybersecurity program.

Third-party relationships, including vendor relationships, can offer the Bank a variety of opportunities to enhance its product and servicing offerings along with facilitating operational functions or business activities. Outsourcing processes or functions does not diminish the Bank’s responsibility to ensure that the third-party activity is conducted in a safe and sound manner and in compliance with applicable laws, regulations, and internal policies. Oversight for the potential risks of third-party relationships lies with the Bank’s management and the Board.

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

The Bank uses industry standard assessment frameworks as part of its overall cybersecurity risk assessment. Industry standard assessment frameworks are used to evaluate the effectiveness of the Bank’s mitigating controls and support initiatives to achieve continuous improvements in the efficacy of the control environment. The Bank’s TOC and Enterprise Risk Management framework provide ongoing oversight and governance of technology and cybersecurity risk management activities to ensure alignment with the Bank’s risk appetite. Independent audits are performed periodically to review the Bank’s mitigating controls as well as to conduct penetration testing of the Bank’s internal and external systems to help assess the effectiveness of the Bank’s security controls. Additionally, on an annual basis, an independent auditor tests our employees’ awareness of and resilience to various social engineering tactics to provide independent verification and to augment the Bank’s internal testing. Results of the audits are reported through the Bank’s Audit Committee, and ultimately to the Bank’s Board.

The Bank also has a relationship with a third-party Security Operations Center that provides continuous monitoring of all traffic in our environment for anomalies as well as services, as needed, to assist in conducting forensic analysis, correlation and remediation activities for any potential indications of compromise.

Governance.

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

Material risks and results from any industry standard risk assessments parties, including any recommendations to further mitigate, transfer or eliminate risks, if applicable, are reported annually to the TOC, as well as to the Board’s Finance and Risk Management Committee, who then reports the results to the Bank’s Board. Further, these results are included in the Board’s annual Information Security Program Report.

Technology and cybersecurity risk metrics are two of the Bank’s primary categorical risks defined in the Bank’s enterprise risk management framework. The Enterprise Risk Management Dashboard, which includes ongoing monitoring of current and emerging technology and cybersecurity risks, is presented to the Finance and Risk Management Committee and to the Bank’s Board on a tri-annual basis. In addition, reports on the monitoring of third-party relationships, particularly critical relationships, are presented to the Finance and Risk Management Committee and to the Bank’s Board.

The Bank’s Board, through the Finance and Risk Management Committee, has oversight of cybersecurity incident disclosures, if applicable. The Finance and Risk Management Committee shall annually review with Management the Company’s Business Continuity Plan (the “BCP”), the BCP Policy, BCP testing results and the Company’s Pandemic Plan and Cyber Incident Response Plan and programs, including materiality determination criteria and escalation protocols with respect to the prompt reporting of material cyber incidents to the Finance and Risk Management Committee and the Bank’s Board. The Finance and Risk Management Committee shall further review with Management and report to the Bank’s Board any cyber incident disclosure reports to or from regulators with respect thereto, and the root cause and remediation and enhancement efforts with respect thereto.

The Bank’s information technology team maintains and develops their knowledge through various business, technical and cybersecurity-related programs, certificates and degrees, including a senior member of the team who holds a Master of Business Administration and another team member holding a Master’s Degree in Cybersecurity Management. Collectively, the senior members of the information technology team have approximately 75 years of experience in technology and cybersecurity, and the information technology team collectively holds and maintains continuing education in various technology and cybersecurity certification areas. The Bank’s ISO holds the designation of Certified Cyber Crimes Investigator from the IAFCI and also maintains continuing education related to cybersecurity.

ITEM 2.	PROPERTIES.

The Company currently conducts business through our twenty-five banking offices, eight free-standing ATMs and an additional fourteen free-standing and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. The following table sets forth certain information regarding our properties as of December 31, 2024. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $24.4 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2028

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2025

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2027

1500 Main Street Springfield, MA	Leased	2006	2028

Location	Ownership	Year Opened	Year of Lease or License Expiration

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

237 South Westfield Street Feeding Hills, MA	Leased	2009	2028

12 East Granby Road Granby, CT	Owned	2021	N/A

47 Palomba Drive Enfield, CT	Leased	2014	2029

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street (1) Springfield, MA	Owned	2008	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2032

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs(2):

1000 State Street Springfield, MA	Leased	2003	2025

788 Memorial Avenue West Springfield, MA	Leased	2006	2025

2620 Westfield Street West Springfield, MA	Leased	2005	2029

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	N/A

98 Lower Westfield Road Holyoke, MA	Leased	2010	2025

Westfield State University 577 Western Avenue Westfield, MA
Ely Hall	Tenant at will	2010	N/A

208 College Highway Southwick, MA	Leased	2010	2025

110 Cherry Street Holyoke, MA	Tenant at will	2018	N/A

291 Springfield Street Chicopee, MA	Tenant at will	2015	N/A

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2026

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2028

701 Center Street Chicopee, MA	Tenant at will	2015	N/A

627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

26 Central Street West Springfield, MA	Tenant at will	2021	N/A

1144 Southampton Road Westfield, MA	Leased	2022	2027

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA
Better Living Center	Leased	2011	2026
Better Living Center	Leased	2011	2026
Better Living Center (Door 6)	Leased	2011	2026
Big E Coliseum	Leased	2015	2026
Big E Young Building	Leased	2011	2026
Big E Mallary Complex	Leased	2011	2026

_____________________________

(1)	The parking lot on this property is leased. The lease expires in 2028.

(2)	Thirty-three of the Bank’s ATMs are seasonal and not listed individually above. Thirty-two of the seasonal ATMs are located on the Big E grounds during events and one additional ATM is located in Westfield.

ITEM 3.	LEGAL PROCEEDINGS.

During the fiscal year ended December 31, 2024, except as set forth below, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant, other than routine legal proceedings occurring in the ordinary course of business. Management believes that those routine legal proceedings involve, in the aggregate, amounts that are immaterial to the Company’s financial condition and results of operations financial condition or results of operations.

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

On December 29, 2023, the parties entered into an agreement to settle both actions on a class basis. Pursuant to the settlement agreement and for purposes of effectuating the settlement, on January 5, 2024, the cases were refiled as a single action in federal court in Massachusetts. Under the terms of the settlement agreement, the Bank agreed to pay approximately $510,000 in exchange for the dismissal with prejudice and release of all claims that were or could have been asserted in the putative class action lawsuits on behalf of the plaintiffs and all putative settlement class members. On January 23, 2025 the Court granted final approval of the settlement. During the year ended December 31, 2023, the $510,000 in settlement expense was included in non-interest expense in the Company’s Consolidated Statements of Net Income.

ITEM 4.	MINE SAFETY DISCLOSURES.

not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2024, there were 20,875,713 shares of the Company’s common stock outstanding by approximately 1,862 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
October 1 - 31, 2024	95,000	8.76	95,000	597,318
November 1 - 30, 2024	54,383	9.04	54,383	542,935
December 1 - 31, 2024(2)	88,312	9.26	70,617	472,318
Total	237,695	9.01	220,000	472,318

(1)	On May 21, 2024, the Board authorized an additional stock repurchase plan (the “2024 Plan”) under which the Company may purchase up to 1,000,000 shares of common stock, or 4.6%, of its outstanding common stock, as of the date the 2024 Plan was adopted. The 2024 Plan commenced upon the completion of the prior existing repurchase plan on June 6, 2024.

(2)	Repurchase of 17,695 shares related to tax obligations for shares of restricted stock that vested on December 31, 2024 under our 2021 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 3, 2025.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2019 to December 31, 2024, to the total return by an investor who invested $100.00 in the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index

		Period Ending
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Western New England Bancorp, Inc.	100.00	74.00	96.33	106.92	105.77	112.14
S&P U.S. Banks $1 Billion - $5 Billion	100.00	90.53	122.61	110.58	112.28	129.43
S&P U.S. BMI Banks New England Region Index	100.00	86.61	120.88	110.72	102.29	127.05
NASDAQ Bank Index	100.00	92.50	132.19	110.67	106.87	128.85

ITEM 6.	SELECTED FINANCIAL DATA.

[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K. Management’s discussion focuses on 2024 results compared to 2023. For a discussion of 2023 results compared to 2022, refer to Part II, Item 7 of our Annual Report filed on Form 10-K, which was filed with the SEC on March 8, 2024.

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

You should read the following financial results for the year ended December 31, 2024 in the context of this strategy.

For the twelve months ended December 31, 2024, net income was $11.7 million, or $0.56 diluted earnings per share, compared to net income of $15.1 million, or $0.70 diluted earnings per share, for the twelve months ended December 31, 2023. The results for the twelve months ended December 31, 2024 showed decreases in net interest income and the provision for credit losses, as well as increases in non-interest income and non-interest expense.

During the twelve months ended December 31, 2024, net interest income decreased $8.1 million, or 11.9%, to $59.8 million, compared to $67.9 million for the twelve months ended December 31, 2023. The decrease in net interest income was primarily due to an increase in interest expense of $16.8 million, or 50.6%, partially offset by an increase in interest and dividend income of $8.7 million, or 8.6%.

During the twelve months ended December 31, 2024, the Company recorded a reversal of credit losses of $665,000, compared to a provision for credit losses of $872,000 during the twelve months ended December 31, 2023. The decrease in reserves was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology.

General.

Our consolidated results of operations depend primarily on net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for loan losses, non-interest income, and non-interest expense. Non-interest income includes service fees and charges, income on bank-owned life insurance, gains (losses) on sales of mortgages, gains (losses) on non-marketable equity investments and gains (losses) on securities. Non-interest expense includes salaries and employee benefits, occupancy expenses, data processing, advertising expense, FDIC insurance assessment, professional fees and other general and administrative expenses.

Critical Accounting Policies.

Our accounting policies are disclosed in Note 1 to our consolidated financial statements. Given our current business strategy and asset/liability structure, the more critical policy is the allowance for credit losses and provision for credit losses. In addition to the informational disclosure in the notes to the consolidated financial statements, our policy on this accounting policy is described in detail in the applicable sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Senior management has discussed the development and selection of this accounting policy and the related disclosures with the Audit Committee of the Board.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.4 million at December 31, 2024 and is excluded from the estimate of credit losses.

This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change. The credit loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. For commercial real estate loans, residential real estate loans, and commercial and industrial loans, the Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. The expected loss estimates for the consumer loan segment are based on historical loss rates using the WARM method.

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

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2024, 2023 and 2022. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2024			2023			2022
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,035,149	$99,369	4.88%	$2,006,166	$91,640	4.57%	$1,953,527	$77,758	3.98%
Securities(2)	357,631	8,649	2.42	368,201	8,371	2.27	407,444	8,299	2.04
Other investments - at cost	14,669	687	4.68	12,425	558	4.49	10,289	177	1.72
Short-term investments(3)	33,254	1,598	4.81	20,459	1,021	4.99	25,712	191	0.74
Total interest-earning assets	2,440,703	110,303	4.52	2,407,251	101,590	4.22	2,396,972	86,425	3.61
Total non-interest-earning assets	155,056			155,511			152,941
Total assets	$2,595,759			$2,562,762			$2,549,913

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$136,861	1,022	0.75	$142,005	1,041	0.73	$139,993	530	0.38
Savings accounts	182,678	166	0.09	202,354	181	0.09	222,267	161	0.07
Money market accounts	631,197	12,242	1.94	697,621	9,529	1.37	890,763	3,187	0.36
Time deposits	666,917	28,806	4.32	524,827	15,898	3.03	363,258	1,474	0.41
Total interest-bearing deposits	1,617,653	42,236	2.61	1,566,807	26,649	1.70	1,616,281	5,352	0.33
Short-term borrowings and long-term debt	155,560	7,779	5.00	135,532	6,560	4.84	31,556	1,344	4.26
Interest-bearing liabilities	1,773,213	50,015	2.82	1,702,339	33,209	1.95	1,647,837	6,696	0.41
Non-interest-bearing deposits	561,264			602,652			647,971
Other non-interest-bearing liabilities	24,541			24,885			35,615
Total non-interest-bearing liabilities	585,805			627,537			683,586
Total liabilities	2,359,018			2,329,876			2,331,423
Total equity	236,741			232,886			218,490
Total liabilities and equity	$2,595,759			$2,562,762			$2,549,913
Less: Tax-equivalent adjustment(2)		(471)			(472)			(497)
Net interest and dividend income		$59,817			$67,909			$79,232
Net interest rate spread(4)			1.68%			2.25%			3.18%
Net interest rate spread, on a tax-equivalent basis(5)			1.70%			2.27%			3.20%
Net interest margin(6)			2.45%			2.82%			3.31%
Net interest margin, on a tax-equivalent basis(7)			2.47%			2.84%			3.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.64%			141.41%			145.46%

(1)	Loans, including nonperforming loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for 2024, 2023 and 2022. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

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

	Year Ended December 31, 2024 Compared to Year Ended December 31, 2023			Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)			(Dollars in thousands)
Loans (1)	$1,323	$6,406	$7,729	$2,095	$11,787	$13,882
Investment securities (1)	(240)	518	278	(799)	871	72
Other investments - at cost	101	28	129	37	344	381
Short-term investments	639	(62)	577	(39)	869	830
Total interest-earning assets	1,823	6,890	8,713	1,294	13,871	15,165

Interest-bearing liabilities
Interest-bearing checking accounts	(39)	20	(19)	8	503	511
Savings accounts	(18)	3	(15)	(14)	34	20
Money market accounts	(907)	3,620	2,713	(691)	7,033	6,342
Time deposits	4,304	8,604	12,908	656	13,768	14,424
Short-term borrowing and long-term debt	969	250	1,219	4,428	788	5,216
Total interest-bearing liabilities	4,309	12,497	16,806	4,387	22,126	26,513
Change in net interest and dividend income	$(2,486)	$(5,607)	$(8,093)	$(3,093)	$(8,255)	$(11,348)

(1) Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2024, 2023 and 2022. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

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

	For the twelve months ended
	12/31/2024	12/31/2023	12/31/2022
	(Dollars in thousands)

Loans (no tax adjustment)	$98,898	$91,169	$77,264
Tax-equivalent adjustment (1)	471	471	494
Loans (tax-equivalent basis)	$99,369	$91,640	$77,758

Securities (no tax adjustment)	$8,649	$8,370	$8,296
Tax-equivalent adjustment (1)	—	1	3
Securities (tax-equivalent basis)	$8,649	$8,371	$8,299

Net interest income (no tax adjustment)	$59,817	$67,909	$79,232
Tax equivalent adjustment (1)	471	472	497
Net interest income (tax-equivalent basis)	$60,288	$68,381	$79,729

Net interest income (no tax adjustment)	$59,817	$67,909	$79,232
Less:
Fair value hedge interest income	1,398	1,085	—
Adjusted net interest income (non-GAAP)	$58,419	$66,824	$79,232

Average interest-earning assets	$2,440,703	$2,407,251	$2,396,972
Net interest margin (no tax adjustment)	2.45%	2.82%	3.31%
Net interest margin, tax-equivalent	2.47%	2.84%	3.33%
Adjusted net interest margin, excluding fair value hedge interest income (non-GAAP)	2.39%	2.77%	3.31%

	At or for the twelve months ended
	12/31/2024	12/31/2023	12/31/2022
	(Dollars in thousands)

Book Value per Share (GAAP)	$11.30	$10.96	$10.27
Non-GAAP adjustments:
Goodwill	(0.60)	(0.58)	(0.56)
Core deposit intangible	(0.07)	(0.08)	(0.10)
Tangible Book Value per Share (non-GAAP)	$10.63	$10.30	$9.61

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$58,428	$58,350	$57,235

Net Interest Income (GAAP)	$59,817	$67,909	$79,232

Non-interest Income (GAAP)	$12,903	$10,897	$13,332
Non-GAAP adjustments:
Loss on disposal of premises and equipment	6	3	—
Loss on securities, net	—	—	4
Unrealized (gain) loss on marketable equity securities	(13)	1	717
Gain on bank-owned life insurance death benefit	—	(778)	—
Gain on non-marketable equity investments	(1,287)	(590)	(422)
Loss (gain) on defined benefit plan termination	—	1,143	(2,807)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$11,609	$10,676	$10,824
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$71,426	$78,585	$90,056

Efficiency Ratio (GAAP)	80.35%	74.04%	61.83%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	81.80%	74.25%	63.55%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2024, 2023 and 2022.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023.

At December 31, 2024, total assets were $2.7 billion, an increase of $88.5 million, or 3.5%, from December 31, 2023. The balance sheet composition and changes since December 31, 2023 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $66.5 million, or 2.5% of total assets, at December 31, 2024 and $28.8 million, or 1.1% of total assets, at December 31, 2023. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments.

At December 31, 2024, the investment securities portfolio totaled $366.1 million, or 13.8% of total assets, compared to $360.7 million, or 14.1% of total assets, at December 31, 2023. At December 31, 2024, the Company’s available-for-sale securities portfolio, recorded at fair market value, increased $23.6 million, or 17.2%, from $137.1 million at December 31, 2023 to $160.7 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $18.4 million, or 8.2%, from $223.4 million at December 31, 2023 to $205.0 million at December 31, 2024.

At December 31, 2024, the Company reported unrealized losses on the available-for-sale securities portfolio of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the available-for-sale securities at December 31, 2023. At December 31, 2024, the Company reported unrealized losses on the held-to-maturity securities portfolio of $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2023.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $5.4 million and $3.2 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024 and 2023, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

At December 31, 2024, total loans increased by $42.9 million, or 2.1%, from December 31, 2023, to $2.1 billion. The increase in total loans was due to an increase in residential real estate loans, including home equity loans, of $53.5 million, or 7.4%, partially offset by a decrease in commercial real estate loans of $4.0 million, or 0.4%, a decrease in commercial and industrial loans of $5.7 million, or 2.7% and a decrease in consumer loans of $1.1 million, or 19.8%.

Management continues to closely monitor the loan portfolio for any signs of deterioration in borrowers’ financial condition and also in light of speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and interest rates. We continue to proactively take steps to mitigate risk in our loan portfolio.

Total delinquency was $5.0 million, or 0.24% of total loans, at December 31, 2024, compared to $6.0 million, or 0.30% of total loans at December 31, 2023. At December 31, 2024, nonperforming loans totaled $5.4 million, or 0.26% of total loans, compared to $6.4 million, or 0.32% of total loans, at December 31, 2023. At December 31, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. Total nonperforming assets totaled $5.4 million, or 0.20% of total assets, at December 31, 2024, compared to $6.4 million, or 0.25% of total assets, at December 31, 2023. At December 31, 2024 and December 31, 2023, the Company did not have any other real estate owned. At December 31, 2024, the allowance for credit losses was $19.5 million, or 0.94% of total loans and 362.9% of nonperforming loans, compared to $20.3 million, or 1.00% of total loans and 315.6% of nonperforming loans, at December 31, 2023. Total criticized loans, defined as special mention and substandard loans, decreased $1.1 million, or 2.8%, from $39.5 million, or 1.9% of total loans, at December 31, 2023 to $38.4 million, or 1.9% of total loans, at December 31, 2024. A summary of our past due and nonperforming loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At December 31, 2024, the commercial real estate portfolio totaled $1.1 billion, and represented 52.0% of total loans. Of the $1.1 billion, $880.8 million, or 81.9%, was categorized as non-owner occupied commercial real estate and represented 325.2% of the bank’s total risk-based capital.

The Company’s commercial real estate loans are considered to be relatively diversified by borrower, industry and concentrated in the New England geographical area. A significant portion of the loan portfolio consists of commercial real estate loans, primarily made in Massachusetts, and to a lesser degree, Connecticut, and secured by real estate or other collateral in the market. Although these loans are made to a diversified pool of unrelated borrowers across numerous businesses, adverse developments in the local real estate market could have an adverse impact on this portfolio of loans and the Company’s income and financial position. While our basic market area is in Massachusetts, the Company has made loans outside that market area where the applicant is an existing customer, and the nature and quality of such loans was consistent with the Company’s lending policies.

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

CRE Concentrations.

The OCC, the FRB, and the FDIC (“Agencies”) issued guidance in 2006 which addresses institutions with increased concentrations of commercial real estate (“CRE”) loans. The guidance does not establish specific CRE lending limits; rather, it promotes sound risk management practices and appropriate levels of capital that will enable institutions to continue to pursue CRE lending in a safe and sound manner. In developing this guidance, the Agencies recognized that different types of CRE lending present different levels of risk, and that consideration should be given to the lower risk profiles and historically superior performance of certain types of CRE, such as well-structured multifamily housing finance, when compared to others, such as speculative office space construction.

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

The Company holds a concentration in commercial real estate loans. As of December 31, 2024, construction, land development and other land loans represented 37.9% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 16.1%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Board has established internal maximum limits on CRE as an asset class overall as well as sub limits within CRE by property class, to better manage and control the exposure to property classes during periods of changing economic conditions. The Board also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by the Company’s Credit Department that is independent of the originating lender(s).

At December 31, 2024 and December 31, 2023, non-owner and owner occupied commercial real estate loans, totaled $1.1 billion, or 52.0%, of total gross loans, and $1.1 billion, or 53.3%, of total gross loans, respectively.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2024:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)

Office Portfolio	$177,102	$23,013	$200,115	18.6%	9.7%	73.9%
Apartment	179,874	—	179,874	16.7%	8.7%	66.4%
Industrial	116,663	51,618	168,281	15.6%	8.1%	62.1%
Retail	109,936	7,105	117,041	10.9%	5.7%	43.2%
Other	37,231	30,471	67,702	6.3%	3.3%	25.0%
Mixed Use	71,226	6,402	77,628	7.2%	3.8%	28.7%
Hotel/Hospitality	43,133	—	43,133	4.0%	2.1%	15.9%
Automotive Sales	2,705	36,554	39,259	3.6%	1.9%	14.5%
Adult Care/Assisted Living	31,635	6,119	37,754	3.5%	1.8%	13.9%
Self-Storage	33,765	329	34,094	3.2%	1.6%	12.6%
Student Housing	22,047	—	22,047	2.0%	1.1%	8.1%
Warehouse	20,942	10,045	30,987	2.9%	1.5%	11.4%
Shopping Center	23,193	7,518	30,711	2.9%	1.5%	11.3%
School/Higher Education	11,376	15,730	27,106	2.5%	1.3%	10.0%
Total commercial real estate	$880,828	$194,904	$1,075,732	100.0%	52.0%	397.1%
% of Total Bank Risk-Based Capital (1)	325.2%	71.9%	397.1%
% of Total CRE loans	81.9%	18.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2023:

Property Type (1)	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)

Office	$183,838	$32,327	$216,165	20.0%	10.7%	79.6%
Apartment	176,082	—	176,082	16.3%	8.7%	64.9%
Retail	111,091	8,005	119,096	11.0%	5.9%	43.9%
Industrial	98,594	53,228	151,822	14.1%	7.5%	55.9%
Mixed Use	73,516	6,121	79,637	7.4%	3.9%	29.3%
Other	46,245	28,539	74,784	7.0%	3.7%	27.7%
Hotel/Hospitality	44,630	—	44,630	4.1%	2.2%	16.4%
Adult Care/Assisted Living	32,404	—	32,404	3.0%	1.6%	11.9%
Self-Storage	31,551	440	31,991	3.0%	1.6%	11.8%
Student Housing	19,724	—	19,724	1.8%	1.0%	7.3%
Shopping Center	24,524	8,438	32,962	3.1%	1.6%	12.1%
Warehouse	23,978	10,742	34,720	3.2%	1.7%	12.8%
School/Higher Education	12,642	11,584	24,226	2.2%	1.2%	8.9%
Automotive Sales	2,824	38,684	41,508	3.8%	2.0%	15.3%
Total commercial real estate	$881,643	$198,108	$1,079,751	100.0%	53.3%	397.8%
% of Total Bank Risk-Based Capital (1)	324.8%	73.0%
% of Total CRE loans	81.7%	18.3%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At December 31, 2024, of the $1.1 billion in commercial real estate loans, $880.8 million, or 42.6% of total loans, were categorized as non-owner occupied and represented 325.2% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of December 31, 2024:

Property Type	MA	CT	NH	RI	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Apartment	$114,922	$37,212	$—	$27,740	$—	$179,874	66.4%	54.7%
Office	62,554	62,906	40,237	—	11,405	177,102	65.4%	64.4%
Industrial	60,192	35,438	—	14,992	6,041	116,663	43.1%	56.0%
Retail	55,555	23,551	13,752	6,219	10,859	109,936	40.6%	55.4%
Mixed Use	31,899	21,552	—	13,062	4,713	71,226	26.3%	57.7%
Other	30,449	5,949	707	—	126	37,231	13.7%	55.3%
Hotel/Hospitality	20,813	22,320	—	—	—	43,133	15.9%	51.8%
Adult Care/Assisted Living	15,089	16,546	—	—	—	31,635	11.7%	58.6%
Self-Storage	24,433	8,548	784	—	—	33,765	12.5%	63.0%
Student Housing	3,717	15,323	2,660	—	347	22,047	8.1%	72.4%
Shopping Center	7,176	16,017	—	—	—	23,193	8.6%	50.9%
Warehouse	17,406	3,319	—	—	217	20,942	7.7%	44.5%
School/Higher Education	11,376	—	—	—	—	11,376	4.2%	45.0%
Automotive Sales	2,705	—	—	—	—	2,705	1.0%	39.5%
Total Non-Owner CRE	$458,286	$268,681	$58,140	$62,013	$33,708	$880,828	325.2%	57.2%

___________________

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

At December 31, 2023, of the $1.1 billion in commercial real estate loans, $881.7 million, or 43.5% of total loans, was categorized as non-owner occupied and represented 324.8% of total risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2023.

Property Type (1)	MA	CT	NH	RI	Other	Total	% of Total Risk-based Capital (2)	Weighted Average LTV (3)
	(Dollars in thousands)

Adult Care/Assisted Living	$15,700	$16,704	$—	$—	$—	$32,404	11.9%	55.4%
Apartment	103,248	35,897	5,050	31,887	—	176,082	64.9%	53.6%
Automotive Sales	2,824	—	—	—	—	2,824	1.0%	41.2%
School/Higher Education	12,642	—	—	—	—	12,642	4.7%	45.6%
Hotel/Hospitality	21,519	23,111	—	—	—	44,630	16.4%	53.4%
Industrial	52,977	32,327	—	13,290	—	98,594	36.3%	60.7%
Mixed Use	33,186	22,268	—	13,302	4,760	73,516	27.1%	59.8%
Office	65,249	65,685	41,404	—	11,500	183,838	67.7%	66.2%
Retail	56,439	24,582	12,576	6,363	11,131	111,091	40.9%	57.0%
Self-Storage	12,911	—	—	18,640	—	31,551	11.6%	52.3%
Student Housing	3,803	15,571	—	—	350	19,724	7.3%	69.2%
Shopping Center	7,728	16,796	—	—	—	24,524	9.0%	52.9%
Warehouse	20,577	3,401	—	—	—	23,978	8.8%	40.5%
Other	38,256	6,949	735	—	305	46,245	17.0%	60.8%
Total Non-Owner CRE	$447,059	$263,291	$59,765	$83,482	$28,046	$881,643	324.8%	58.0%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(3)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The Company also underwrites and originates owner occupied commercial real estate loans. These loans are typically term loans made to support properties that rely upon the operations of the business occupying the property for repayment. The Agencies specifically excluded owner occupied commercial real estate from their concentration guidance, as the primary source of repayment is the cash flow from the ongoing operations and activities conducted by the party, or affiliate of the party, who owns the property.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	29,858	6,696	—	—	36,554	13.5%	59.8%
School/Higher Education	15,730	—	—	—	15,730	5.8%	66.8%
Industrial	42,456	8,594	—	568	51,618	19.1%	52.7%
Mixed Use	5,820	582	—	—	6,402	2.4%	53.0%
Office	20,477	2,536	—	—	23,013	8.5%	57.2%
Retail	7,105	—	—	—	7,105	2.6%	53.4%
Shopping Center	5,358	2,160	—	—	7,518	2.8%	56.5%
Self-Storage	329	—	—	—	329	0.1%	20.5%
Warehouse	9,671	374	—	—	10,045	3.7%	63.2%
Other	21,773	7,782	916	—	30,471	11.2%	49.4%
Total Owner Occupied CRE	$158,577	$28,724	$7,035	$568	$194,904	72.0%	56.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate as of December 31, 2023:

Property Type (1)	MA	CT	NH	Other	Total	% of Total Risk-based Capital (2)	Weighted Average LTV (3)
	(Dollars in thousands)

Automotive Sales	$31,568	$7,116	$—	$—	$38,684	14.3%	64.2%
School/Higher Education	11,584	—	—	—	11,584	4.3%	69.9%
Industrial	40,870	10,161	—	2,197	53,228	19.6%	53.4%
Mixed Use	5,512	609	—	—	6,121	2.3%	52.0%
Office	29,570	2,757	—	—	32,327	11.9%	62.9%
Retail	8,005	—	—	—	8,005	2.9%	47.8%
Shopping Center	6,202	2,236	—	—	8,438	3.1%	57.5%
Self-Storage	389	51	—	—	440	0.2%	20.2%
Warehouse	10,120	398	—	224	10,742	4.0%	63.0%
Other	24,745	2,837	957	—	28,539	10.5%	47.0%
Total Owner Occupied CRE	$168,565	$26,165	$957	$2,421	$198,108	73.0%	57.4%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(3)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $200.1 million, or 73.9% of total bank risk-based capital and $216.2 million, or 79.6% of total bank risk-based capital, as of December 31, 2024 and December 31, 2023, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$106,884	$10,760	$117,644	58.8%	43.4%
Office/Professional Metro	3,693	8,259	11,952	6.0%	4.4%
Office/Professional Suburban	39,336	3,681	43,017	21.5%	15.9%
Office/Professional Urban	27,189	313	27,502	13.7%	10.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$109,947	$21,560	$131,507	60.8%	48.4%
Office/Professional Metro	4,313	6,580	10,893	5.0%	4.0%
Office/Professional Suburban	42,167	3,841	46,008	21.3%	17.0%
Office/Professional Urban	27,411	346	27,757	12.8%	10.2%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 41.5% at December 31, 2024 and 43.9%, at December 31, 2023, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$62,554	$20,477	$83,031	41.5%	30.7%
Connecticut	62,906	2,536	65,442	32.7%	24.2%
New Hampshire	40,237	—	40,237	20.1%	14.9%
Other	11,405	—	11,405	5.7%	4.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By State:
Massachusetts	$65,249	$29,570	$94,819	43.9%	34.9%
Connecticut	65,685	2,757	68,442	31.7%	25.2%
New Hampshire	41,404	—	41,404	19.2%	15.3%
Other	11,500	—	11,500	5.3%	4.2%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$169,177	$21,632	$190,809	95.4%	70.5%
Special Mention	7,925	724	8,649	4.3%	3.2%
Substandard	—	657	657	0.3%	0.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

December 31, 2023 (1)	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (2)
	(Dollars in thousands)
By Risk Rating:
Pass	$183,296	$31,559	$214,855	99.4%	79.2%
Special Mention	83	330	413	0.2%	0.1%
Substandard	459	438	897	0.4%	0.3%
Total Office Portfolio	$183,838	$32,327	$216,165	100.0%	79.6%

(1)	December 31, 2023 property types have been reclassified for consistency with December 31, 2024 information.

(2)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

BOLI.

The Company indirectly utilizes the earnings on BOLI to offset the cost of the Company’s benefit plans. The cash surrender value of BOLI was $77.1 million and $75.1 million at December 31, 2024 and 2023, respectively, and was issued by eleven insurance companies rated investment grade or better.

Deposits.

At December 31, 2024, total deposits increased $118.9 million, or 5.6%, from $2.1 billion at December 31, 2023 to $2.3 billion. Core deposits, which the Company defines as all deposits except time deposits, increased $26.7 million, or 1.7%, from $1.5 billion, or 71.5% of total deposits, at December 31, 2023, to $1.6 billion, or 68.9% of total deposits, at December 31, 2024. Non-interest-bearing deposits decreased $14.0 million, or 2.4%, to $565.6 million, and represent 25.0% of total deposits, money market accounts increased $27.1 million, or 4.3%, to $661.5 million, savings accounts decreased $5.8 million, or 3.1%, to $181.6 million and interest-bearing checking accounts increased $19.3 million, or 14.7%, to $150.3 million.

Time deposits increased $92.2 million, or 15.1%, from $611.4 million at December 31, 2023 to $703.6 million at December 31, 2024. Brokered time deposits, which are included in time deposits, totaled $1.7 million at December 31, 2024 and at December 31, 2023. The Company has experienced growth and movement in both money market accounts and time deposits as a result of relationship pricing, the current interest rate environment, and customer behaviors, as opposed to time deposit specials or interest rate adjustments. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term customer relationship base by competing for and retaining deposits in our local market. At December 31, 2024, the Bank’s uninsured deposits represented 28.4% of total deposits, compared to 26.8% at December 31, 2023.

Borrowed Funds.

At December 31, 2024, total borrowings decreased $33.4 million, or 21.3%, from $156.5 million at December 31, 2023 to $123.1 million. At December 31, 2024, short-term borrowings decreased $10.7 million, or 66.5%, to $5.4 million, compared to $16.1 million at December 31, 2023. Long-term borrowings decreased $22.6 million, or 18.8%, from $120.6 million at December 31, 2023 to $98.0 million at December 31, 2024. At December 31, 2024 and December 31, 2023, borrowings also consisted of $19.8 million and $19.7 million, respectively, in fixed-to-floating rate subordinated notes.

The Company utilized the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the Company’s outstanding balance under the BTFP was $90.0 million. There was no outstanding balance under the BTFP at December 31, 2024.

As of December 31, 2024, the Company had $464.1 million of additional borrowing capacity at the Federal Home Loan Bank, $382.9 million of additional borrowing capacity under the Federal Reserve Bank Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Shareholders’ Equity.

At December 31, 2024, shareholders’ equity was $235.9 million, or 8.9% of total assets, compared to $237.4 million, or 9.3% of total assets, at December 31, 2023. The change was primarily attributable to an increase in accumulated other comprehensive loss of $1.5 million, cash dividends paid of $5.9 million, repurchase of shares at a cost of $7.8 million, partially offset by net income of $11.7 million. At December 31, 2024, total shares outstanding were 20,875,713.

The Company’s book value per share was $11.30 at December 31, 2024, compared to $10.96 at December 31, 2023, while tangible book value per share, a non-GAAP financial measure, increased $0.33, or 3.2%, from $10.30 at December 31, 2023 to $10.63 at December 31, 2024. Tangible book value is a Non-GAAP measure. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.” As of December 31, 2024, the Company’s and the Bank’s regulatory capital ratios continued to exceed the levels required to be considered “well-capitalized” under federal banking regulations.

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

The Company provides a wide range of investment advisory and wealth management services through Westfield Investment Services through LPL Financial, a third-party broker-dealer. Investment assets under management increased $27.2 million, or 15.8%, to $199.3 million as of December 31, 2024, from $172.1 million as of December 31, 2023.

Comparison of Operating Results for Years Ended December 31, 2024 and 2023.

General.

For the twelve months ended December 31, 2024, the Company reported net income of $11.7 million, or $0.56 per diluted share, compared to $15.1 million, or $0.70 per diluted share, for the twelve months ended December 31, 2023. Net interest income decreased $8.1 million, or 11.9%, provision for credit losses decreased $1.5 million, non-interest income increased $2.0 million, or 18.4%, and non-interest expense increased $78,000, or 0.1%, during the same period in 2023. Return on average assets and return on average equity were 0.45% and 4.93% for the twelve months ended December 31, 2024, respectively, compared to 0.59% and 6.47% for the twelve months ended December 31, 2023, respectively.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2024, net interest income decreased $8.1 million, or 11.9%, to $59.8 million, compared to $67.9 million for the twelve months ended December 31, 2023. The decrease in net interest income was primarily due to an increase in interest expense of $16.8 million, or 50.6%, partially offset by an increase in interest and dividend income of $8.7 million, or 8.6%.

The net interest margin for the twelve months ended December 31, 2024 was 2.45%, compared to 2.82% for the twelve months ended December 31, 2023. The net interest margin, on a tax-equivalent basis, was 2.47% for the twelve months ended December 31, 2024, compared to 2.84% for the twelve months ended December 31, 2023.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 30 basis points from 4.20% for the twelve months ended December 31, 2023 to 4.50% for the twelve months ended December 31, 2024. The average yield on loans, without the impact of tax-equivalent adjustments, increased 32 basis points from 4.54% for the twelve months ended December 31, 2023 to 4.86% for the twelve months ended December 31, 2024. During the twelve months ended December 31, 2024, average interest-earning assets increased $33.5 million, or 1.4%, to $2.4 billion, compared to the twelve months ended December 31, 2023, primarily due to an increase in average loans of $29.0 million, or 1.4%, an increase in average short-term investments, consisting of cash and cash equivalents, of $12.8 million, or 62.5%, and an increase in average other investments of $2.2 million, or 18.1%, partially offset by a decrease in average securities of $10.6 million, or 2.9%.

During the twelve months ended December 31, 2024, the average cost of funds, including non-interest-bearing demand accounts and borrowings, increased 70 basis points from 1.44% for the twelve months ended December 31, 2023 to 2.14%. For the twelve months ended December 31, 2024, the average cost of core deposits, including non-interest-bearing demand deposits, increased 24 basis points from 0.65% for the twelve months ended December 31, 2023, to 0.89%. The average cost of time deposits increased 129 basis points from 3.03% for the twelve months ended December 31, 2023 to 4.32% for the twelve months ended December 31, 2024. The average cost of borrowings, which include borrowings and subordinated debt, increased 16 basis points from 4.84% for the twelve months ended December 31, 2023 to 5.00% for the twelve months ended December 31, 2024.

For the twelve months ended December 31, 2024, average demand deposits, an interest-free source of funds, decreased $41.4 million, or 6.9%, from $602.7 million, or 27.8% of total average deposits, for the twelve months ended December 31, 2023, to $561.3 million, or 25.8% of total average deposits.

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

During the twelve months ended December 31, 2024, the Company recorded a reversal of credit losses of $665,000, compared to a provision for credit losses of $872,000 during the twelve months ended December 31, 2023. The decrease in reserves was primarily due to changes in the economic environment and related adjustments to the quantitative components of the CECL methodology. During the twelve months ended December 31, 2024, the Company recorded net recoveries of $87,000, compared to net charge-offs of $2.0 million for the twelve months ended December 31, 2023. The charge-offs during the twelve months ended December 31, 2023 were related to one commercial relationship acquired in October 2016 from Chicopee Bancorp, Inc. Specifically, the Company recorded a $1.9 million charge-off on the acquired commercial relationship, which represented the non-accretable credit mark that was required to be grossed-up to the loan’s amortized cost basis with a corresponding increase to the allowance for credit losses under the CECL implementation.

The decrease in the provision for credit losses was primarily due to changes in the loan mix as well as economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

Although management believes it has established and maintained the allowance for credit losses at appropriate levels for the current economic environment and supportable forecast period, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2024, non-interest income increased $2.0 million, or 18.4%, from $10.9 million for the twelve months ended December 31, 2023 to $12.9 million. During the twelve months ended December 31, 2023, the Company recorded a non-recurring final termination expense of $1.1 million related to the defined benefit pension plan termination. During the twelve months ended, December 31, 2023, the Company also recorded a non-taxable gain of $778,000 on BOLI death benefits and did not have a comparable gain during the twelve months ended December 31, 2024. Excluding the defined benefit pension plan termination expense and the BOLI death benefit, non-interest income increased $1.6 million, or 14.6%.

During the twelve months ended December 31, 2024, service charges and fees increased $346,000, or 3.9%, and income from BOLI increased $91,000, or 5.0%, from $1.8 million for the twelve months ended December 31, 2023 to $1.9 million. During the twelve months ended December 31, 2024, the Company recorded other income from loan-level swap fees on commercial loans of $261,000 and did not have comparable income during the twelve months ended December 31, 2023. During the twelve months ended December 31, 2024, the Company reported a gain of $1.3 million on non-marketable equity investments, compared to a gain of $590,000 during the twelve months ended December 31, 2023. During the twelve months ended December 31, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000, compared to a loss of $3,000 during the twelve months ended December 31, 2023. During the twelve months ended December 31, 2023, the Company also reported unrealized losses on marketable equity securities of $1,000, compared to unrealized gains on marketable equity securities of $13,000 during the twelve months ended December 31, 2024.

Non-Interest Expense.

For the twelve months ended December 31, 2024, non-interest expense increased $78,000, or 0.1%, to $58.4 million from the twelve months ended December 31, 2023. During the twelve months ended December 31, 2023, the Company reached an agreement-in-principle to settle purported class action lawsuits concerning the Company’s deposit products and related disclosures, specifically involving overdraft fees and insufficient funds fees. This agreement-in-principle reflects our business decision to avoid the costs, uncertainties and distractions of further litigation. Excluding the legal settlement accrual of $510,000, non-interest expense increased $588,000, or 1.0%, from $57.8 million for the twelve months ended December 31, 2023 to $58.4 million for the twelve months ended December 31, 2024.

During the same period, salaries and related benefits increased $472,000, or 1.5%, software expenses increased $208,000, or 9.0%, data processing expense increased $320,000, or 10.1%, debit card processing and ATM network costs increased $298,000, or 13.9%, occupancy expense increased $146,000, or 3.0%, due to higher repair and maintenance costs, real estate taxes, and depreciation expense. FDIC insurance expense increased $139,000, or 10.5%. These increases were partially offset by a decrease in professional fees of $571,000, or 20.9%, which is comprised of legal fees, audit and other professional fees. During the three months ended December 31, 2023, professional fees included legal fees related to the settlement of the purported class action lawsuits. Advertising expense decreased $226,000, or 15.1%, and other non-interest expense, excluding the $510,000 legal settlement accrual, decreased $199,000, or 3.5%.

For the twelve months ended December 31, 2024, the efficiency ratio was 80.4%, compared to 74.0% for the twelve months ended December 31, 2023. For the twelve months ended December 31, 2024, the adjusted efficiency ratio, a non-GAAP financial measure, was 81.8%, compared to 74.3% for the twelve months ended December 31, 2023. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

Income Taxes.

For the twelve months ended December 31, 2024, income tax expense was $3.3 million, with an effective tax rate of 22.0%, compared to $4.5 million, with an effective tax rate of 23.1%, for twelve months ended December 31, 2023. The decrease in income tax expense for the twelve months ended December 31, 2024 compared to the twelve months December 31, 2023 was due to lower income before taxes in 2024.

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

At December 31, 2024 and December 31, 2023, outstanding borrowings from the FHLB were $98.0 million and $40.6 million, respectively. At December 31, 2024, we had $464.1 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $382.9 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2024 and December 31, 2023, there were no advances outstanding under either of these lines.

On March 12, 2023, the FRB made available the BTFP, which enhanced the ability of banks to borrow greater amounts against certain high-quality, unencumbered investments at par value. During the year ended December 31, 2023, the Company participated in the BTFP, which enabled the Company to pay off higher rate FHLB advances. At December 31, 2023, long-term debt included $90.0 million in outstanding advances under the BTFP with a weighted average fixed rate of 4.71%. There were no advances outstanding with the FRB under the BTFP at December 31, 2024.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2024 and 2023, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2023, we originated $336.4 million in loans, compared to $225.6 million in 2023. During the year ended December 31, 2024, total loans increased $42.9 million, or 2.1%, compared to an increase of $35.9 million, or 1.8%, for the year ended December 31, 2023. At December 31, 2024, the Company had approximately $122.4 million in loan commitments and letters of credit to borrowers and approximately $343.1 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2024, time deposit accounts scheduled to mature within one year totaled $694.9 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At December 31, 2024, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2024 were estimated to be $7.1 million, with $6.1 million expected to be paid within one year and the remaining $1.0 million to be paid within the next three years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to fourteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $8.9 million as of December 31, 2024. Principal payments expected to be made on our lease liabilities during the twelve months ended December 31, 2025 were $1.5 million. The remaining lease liability payments totaled $7.4 million and are expected to be made after December 31, 2025 (See Note 12, Leases, to our consolidated financial statements for further information on our lease obligations).

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At December 31, 2024, $19.8 million aggregate principle amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve (See Note 8, Long-Term Debt, to our consolidated financial statements for further information on our long-term debt).

We do not anticipate any material capital expenditures during the calendar year 2025, except in pursuance of the Company’s strategic initiatives. The Company does not have any balloon or other payments due on any long-term obligations or any off-balance sheet items other than the commitments and unused lines of credit noted above.

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

In order to achieve the Company’s objectives of managing interest rate risk, the Asset and Liability Management Committee (“ALCO”) meets periodically to discuss and monitor the market interest rate environment relative to interest rates that are offered on our products. ALCO presents quarterly reports to the Board which includes the Company’s interest rate risk position and liquidity position.

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

In 2024, cash flows from deposit inflows were used to first to fund loan growth, and then to purchase securities, primarily AFS securities. While net loan growth during 2024 was centered in residential real estate loans, the Company’s long-term focus continues to be on growing commercial loans that present the appropriate levels of risk and return. Commercial loans typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2024	At December 31, 2023
1 – 12 Months
UP 200 basis points	-4.4%	-4.1%
DOWN 200 basis points	3.9%	3.4%

13 – 24 Months
UP 200 basis points	7.5%	-0.4%
DOWN 200 basis points	24.6%	23.3%
________________________

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

Periodically, if deemed appropriate, we may use interest rate swaps, floors and caps, which are common derivative financial instruments, to hedge our interest rate exposure to interest rate movements. The Board has approved hedging policy statements governing the use of these instruments. These interest rate swaps are designated as cash flow hedges and involve the receipt of variable rate amounts from a counterparty in exchange for our making fixed payments.

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-59 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 10, 2025 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 10, 2025

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2024, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has an insider trading policy and procedures governing the purchase, sale and/or other dispositions of the Company’s securities that applies to all directors, officers, employees and certain other persons. It is also the Company’s policy to take appropriate steps to comply with applicable federal and state securities laws and regulations, as well as applicable stock exchange listing standards, when the Company engages in transactions in the Company’s securities. The Company believes that its insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Report. The remaining information required by this item will be included in the Proxy Statement under “Corporate Governance” and is incorporated herein by reference.

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

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.2	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).
10.14*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.15*	Employment Agreement between John Bonini and Western New England Bancorp dated February 22, 2024 (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the SEC on March 8, 2024).
10.16*	Employment Agreement between John Bonini and Westfield Bank dated February 22, 2024 (incorporated by reference to Exhibit 10.17 of the Form 10-K filed with the SEC on March 8, 2024).

10.17*	Employment Agreement between Christine Phillips and Western New England Bancorp dated as of February 22, 2024(incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 8, 2024).
10.18*	Employment Agreement between Christine Phillips and Westfield Bank dated as of February 22, 2024(incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 8, 2024).
10.19*	Employment Agreement between Filipe B. Goncalves and Western New England Bancorp dated as of January 1, 2021 (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 10, 2023).
10.20*	Employment Agreement between Filipe B. Goncalves and Westfield Bank dated as of January 1, 2021 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 10, 2023).
10.21*	Change of Control Agreement between Daniel A. Marini, Westfield Bank and Western New England Bancorp, Inc. dated as of January 1, 2022 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 10, 2023).
10.22*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.23*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.24*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.25*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.26*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.27*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 filed with the SEC on May 19, 2021).
19.1†	Western New England Bancorp, Inc. Insider Trading Policy as Adopted by the Board of Directors on February 25, 2025.
21.1†	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Western New England Bancorp, Inc. Incentive Compensation Recovery Policy as Adopted by the Board of Directors on November 20, 2023 (incorporated by reference to Exhibit 97 of the Form 10-K filed with the SEC on March 8, 2024).
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.

*	Management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western New England Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

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

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $19.5 million as of December 31, 2024, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding reversal for credit loss expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

The Company’s methodology to determine its allowance for credit losses incorporates quantitative and qualitative assessments of its historical losses, current loan portfolio and economic conditions, the application of forecasted economic conditions, and related modeling. Management incorporates the use of third-party software to arrive at an expected life-of-loan loss amount based on discounted cash flow estimates at the loan level for material loan segments. The amount and timing of cash flows is determined using assumptions for probability of default and loss given default (PD/LGD); expected term; and forecasted economic factors. The results of these calculations are then qualitatively adjusted by management based on pool-specific attributes. We determined that performing procedures relating to these components of the Company’s methodology is a critical audit matter.

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

How the Critical Audit Matter was addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collectively evaluated ACL, including controls over the:

•	Segmentation of loans into pools with similar risk characteristics
•	Validation of the third-party model and recalculation of model results
•	Role of peer loss data and the appropriate peer group
•	Completeness and accuracy of loan data
•	Evaluation of modeling assumptions including the economic factors indicative of expected losses, length of the forecast period, and expected term of loans
•	Development of qualitative adjustments to model results

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

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 10, 2025

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$18,824	$20,784
Federal funds sold	9,264	2,991
Interest-bearing deposits and other short-term investments	38,362	5,065
Total cash and cash equivalents	66,450	28,840
Securities available-for-sale, at fair value	160,704	137,115
Securities held-to-maturity, at amortized cost (Fair value of $165,606 at December 31, 2024 and $187,692 at December 31, 2023)	205,036	223,370
Marketable equity securities, at fair value	397	196
Total investment securities	366,137	360,681
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,818	3,707
Total Loans	2,070,189	2,027,317
Less: Allowance for credit losses	(19,529)	(20,267)
Net loans	2,050,660	2,007,050
Premises and equipment, net	24,421	25,575
Accrued interest receivable	8,468	8,528
Bank-owned life insurance	77,056	75,145
Deferred tax asset, net	13,997	13,636
Goodwill	12,487	12,487
Core deposit intangible	1,438	1,813
Other assets	26,158	27,109
TOTAL ASSETS	$2,653,090	$2,564,571
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$565,620	$579,594
Interest-bearing deposits	1,697,027	1,564,150
Total deposits	2,262,647	2,143,744
Borrowings:
Short-term borrowings	5,390	16,100
Long-term debt	98,000	120,646
Subordinated debt	19,751	19,712
Total borrowings	123,141	156,458
Securities pending settlement	8,622	—
Other liabilities	22,770	26,960
TOTAL LIABILITIES	2,417,180	2,327,162
SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,875,713 shares issued and outstanding at December 31, 2024; 21,666,807 shares issued and outstanding at December 31, 2023	209	217
Additional paid-in capital	119,326	125,448
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,906)	(2,394)
Unearned compensation - Equity Incentive Plan	(1,190)	(1,111)
Retained earnings	142,745	136,993
Accumulated other comprehensive loss	(23,274)	(21,744)
TOTAL SHAREHOLDERS’ EQUITY	235,910	237,409
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,653,090	$2,564,571

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2024	2023	2022
Interest and dividend income:
Residential and commercial real estate loans	$85,426	$77,964	$66,609
Commercial and industrial loans	13,147	12,865	10,397
Consumer loans	325	340	258
Total interest income from loans	98,898	91,169	77,264
Investment securities, taxable	8,633	8,241	8,095
Investment securities, tax-exempt	3	7	11
Marketable equity securities	13	122	190
Total interest and dividend income from investment securities	8,649	8,370	8,296
Other investments	687	558	177
Short-term investments	1,598	1,021	191
Total interest income from cash and cash equivalents	2,285	1,579	368
Total interest and dividend income	109,832	101,118	85,928
Interest expense:
Deposits	42,236	26,649	5,352
Short-term borrowings	600	1,589	330
Long-term debt	6,164	3,957	—
Subordinated debt	1,015	1,014	1,014
Total interest expense	50,015	33,209	6,696
Net interest and dividend income	59,817	67,909	79,232
(Reversal of) provision for credit losses	(665)	872	700
Net interest and dividend income after (reversal of) provision for credit losses	60,482	67,037	78,532
Non-interest income:
Service charges and fees	9,202	8,856	9,072
Income from bank-owned life insurance	1,911	1,820	1,725
Bank-owned life insurance death benefit	—	778	—
Loss on disposal of premises and equipment	(6)	(3)	—
Loss on available-for-sale securities, net	—	—	(4)
Gain on sale of mortgages	235	—	2
Net unrealized gain (loss) on marketable equity securities	13	(1)	(717)
Gain on non-marketable equity investments	1,287	590	422
(Loss) gain on defined benefit plan termination	—	(1,143)	2,807
Other income	261	—	25
Total non-interest income	12,903	10,897	13,332
Non-interest expense:
Salaries and employee benefits	32,686	32,214	32,697
Occupancy	5,054	4,908	4,984
Furniture and equipment	1,955	1,954	2,026
Data processing	3,477	3,157	2,885
Software	2,519	2,311	2,074
Debit card and ATM processing expense	2,437	2,139	1,948
Professional fees	2,161	2,732	2,601
FDIC insurance assessment	1,460	1,321	1,048
Advertising	1,269	1,495	1,408
Other expenses	5,410	6,119	5,564
Total non-interest expense	58,428	58,350	57,235
Income before income taxes	14,957	19,584	34,629
Income tax provision	3,291	4,516	8,742
Net income	$11,666	$15,068	$25,887

Earnings per common share:
Basic earnings per share	$0.56	$0.70	$1.18
Weighted average basic shares outstanding	20,899,573	21,535,888	21,879,657
Diluted earnings per share	$0.56	$0.70	$1.18
Weighted average diluted shares outstanding	21,016,358	21,610,329	21,938,323
Dividends per share	$0.28	$0.28	$0.24

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income	$11,666	$15,068	$25,887

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized gain (loss)	(2,070)	2,993	(27,478)
Reclassification adjustment for amounts realized in income (1)	—	—	4
Net amount	(2,070)	2,993	(27,474)
Tax effect	540	(775)	7,037
Net-of-tax amount	(1,530)	2,218	(20,437)

Defined benefit pension plan:
Gains arising during the period	—	358	13,000
Reclassification adjustment for amounts realized in income (2)	—	1,143	(2,807)
Amortization of defined benefit plan actuarial loss (3)	—	—	531
Net amount	—	1,501	10,724
Tax effect	—	(421)	(3,015)
Net-of-tax amount	—	1,080	7,709

Other comprehensive income (loss)	(1,530)	3,298	(12,728)

Comprehensive income	$10,136	$18,366	$13,159

(1)	Realized gains and losses on available-for-sale securities are recognized as a component of non-interest income in the consolidated statements of net income. The tax effects applicable to net realized gains were $1,000 for the year ended December 31, 2022. There were no tax effects applicable to net realized gains or losses for the years ended December 31, 2024 and 2023.
(2)	Amounts represent the reclassification of defined benefit plan termination realized in income and have been recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustments were $321,000 and $789,000 for the years ended December 31, 2023 and December 31, 2022, respectively. There were no tax effects applicable to reclassification adjustments for the year ended 2024.
(3)	Amount represents the reclassification of defined benefit plan amortization and has been recognized as a component of non-interest expense. Income tax effects associated with the reclassification adjustment were $149,000 for the year ended December 31, 2022. There were no tax effects applicable to reclassification adjustments for the years ended 2024 and 2023.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022
(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2021	22,656,515	$227	$132,821	$(3,441)	$(981)	$107,376	$(12,314)	$223,688
Net income	—	—	—	—	—	25,887	—	25,887
Comprehensive loss	—	—	—	—	—	—	(12,728)	(12,728)
Common stock held by ESOP committed to be released (78,526 shares)	—	—	148	535	—	—	—	683
Forfeited equity incentive plan shares (24,440 shares)	—	—	(213)	—	213	—	—	—
Common stock repurchased	(754,758)	(8)	(6,343)	—	—	—	—	(6,351)
Share-based compensation – equity incentive plan	—	—	(2)	—	1,076	—	—	1,074
Issuance of common stock in connection with stock option exercises	177,881	2	1,169	—	—	—	—	1,171
Issuance of common stock in connection with equity incentive plan	137,151	1	1,248	—	(1,249)	—	—	—
Forfeited equity incentive plan shares reissued (7,289 shares)	—	—	71	—	(71)	—	—	—
Cash dividends declared and paid on common stock ($0.24 per share)	—	—	—	—	—	(5,281)	—	(5,281)
BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	15,068	—	15,068
Comprehensive income	—	—	—	—	—	—	3,298	3,298
Common stock held by ESOP committed to be released (74,993 shares)	—	—	50	512	—	—	—	562
Forfeited equity incentive plan shares (4,219 shares)	—	—	(40)	—	40	—	—	—
Forfeited equity incentive plan shares reissued (22,503 shares)	—	—	207	—	(207)	—	—	—
Common stock repurchased	(686,436)	(6)	(5,016)	—	—	—	—	(5,022)
Share-based compensation - equity incentive plan	—	—	—	—	1,417	—	—	1,417
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(6,066)	—	(6,066)
BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	11,666	—	11,666
Comprehensive loss	—	—	—	—	—	—	(1,530)	(1,530)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	84	488	—	—	—	572
Forfeited equity incentive plan shares (2,384 shares)	—	—	(20)	—	20	—	—	—
Forfeited equity incentive plan shares reissued (4,219 shares)	—	—	35	—	(35)	—	—	—
Common stock repurchased	(973,924)	(10)	(7,752)	—	—	—	—	(7,762)
Share-based compensation - equity incentive plan	—	—	—	—	1,469	—	—	1,469
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(5,914)	—	(5,914)
BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910

See accompanying notes to consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)

	Years Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,666	$15,068	$25,887
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Reversal of) provision for credit losses	(665)	872	700
Depreciation and amortization of premises and equipment	2,230	2,219	2,312
Net (accretion) amortization of purchase accounting adjustments	(39)	95	(135)
Amortization of core deposit intangible	375	375	375
Net amortization of premiums and discounts on securities and mortgage loans	1,187	1,267	1,553
Net amortization of deferred costs on mortgage loans	490	497	681
Net amortization of premiums on subordinated debt	39	39	40
Share-based compensation expense	1,469	1,417	1,074
ESOP expense	572	562	683
Gain on sale of portfolio mortgages	(235)	—	—
Principal balance of loans originated for sale	—	—	(277)
Principal balance of loans sold	—	—	277
Net change in unrealized (gain) loss on marketable equity securities	(13)	1	717
Net loss on sales of available-for-sale securities	—	—	4
Loss on disposal of premises and equipment	6	3	—
Gain on bank-owned life insurance death benefit	—	(778)	—
Deferred income tax provision	178	191	1,088
Income from bank-owned life insurance	(1,911)	(1,820)	(1,725)
Net change in:
Accrued interest receivable	60	(388)	(365)
Other assets	133	(968)	(4,218)
Other liabilities	(3,372)	(3,879)	8,099
Net cash provided by operating activities	12,170	14,773	36,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	(1,100)	(7,701)	(28,030)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	19,022	14,090	19,650
Purchases of securities available-for-sale	(32,945)	(196)	(5,000)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	14,804	12,047	23,664
Proceeds from redemption and sales of marketable equity securities	—	6,237	5,131
Net loan originations and principal payments	(63,475)	(37,023)	(127,823)
Purchase of Federal Home Loan Bank of Boston stock	(2,111)	(355)	(758)
Proceeds from sale of portfolio mortgages	20,333	—	—
Purchases of premises and equipment	(1,196)	(2,902)	(1,143)
Proceeds from sale of premises and equipment	74	18	—
Proceeds from payout on bank-owned life insurance	—	2,079	2,435
Net cash used in investing activities	(46,594)	(13,706)	(111,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	118,903	(85,699)	(27,427)
Decrease in short-term borrowings	(10,710)	(25,250)	41,350
Repayment of long-term debt	(120,646)	(532)	(1,472)
Proceeds from long-term debt	98,000	120,000	—
Cash dividends paid	(5,914)	(6,066)	(5,281)
Repurchase of common stock	(7,599)	(5,022)	(6,351)
Issuance of common stock in connection with stock option exercises	—	—	1,171
Net cash provided by (used in) financing activities	72,034	(2,569)	1,990

NET CHANGE IN CASH AND CASH EQUIVALENTS:	37,610	(1,502)	(73,114)
Beginning of year	28,840	30,342	103,456
End of year	$66,450	$28,840	$30,342

Supplemental cash flow information:
Available-for-sale securities purchases pending settlement	$8,459	$—	$—
Net change in due to broker for common stock repurchased	163	—	—

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2024, 2023 AND 2022

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

Securities and Mortgage-Backed Securities. Investment debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Investment debt securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss). Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s consolidated statements of net income as a component of non-interest income, regardless of whether such gains and losses are realized. We do not acquire investment securities and mortgage-backed securities for purposes of engaging in trading activities.

Realized gains and losses on sales of investment securities and mortgage-backed securities are computed using the specific identification method and are included in non-interest income on the trade date. The amortization of premiums and accretion of discounts are determined by using the level yield method to the maturity date, except that premiums are amortized to the earliest call date or maturity.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2024, no impairment has been recognized.

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

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the ACL on loans is model-based and utilizes a forward-looking macroeconomic forecast. For commercial real estate loans, residential real estate loans, and commercial and industrial loans, the Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. The expected loss estimates for the consumer loan segment are based on historical loss rates using the weighted average remaining maturity (“WARM”) method.

Commercial real estate loans. Loans in this segment include owner occupied and non-owner occupied commercial real estate, multi-family dwellings, and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. Typically, commercial real estate loans are secured by office buildings, apartment buildings, industrial properties, warehouses, retail facilities, hotels, assisted living facilities, and educational facilities. Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources for commercial real estate loans include operating income and cash flow generated by the real estate, sale of the real estate and, funds from any liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. Management obtains financial information annually and continually monitors the cash flows of these loans.

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines secured by first or second mortgage on one-to-four family owner occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

The discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan segment are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonperforming loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The company uses a WARM method to estimate the ACL for the consumer loan segment. Under this method, the historical average annual charge-off rate is applied to the weighted average remaining maturity of the loan portfolio, currently calculated at 2.5 years. This calculation is adjusted based on additional factors that include (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonperforming loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans.

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

Retirement Plans and Employee Benefits. The Company maintains a tax-qualified defined contribution plan through a third party provider (the “401(k) Plan”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Participants may make pre-tax salary deferrals to the plan not to exceed the annual IRS limits. Effective January 1, 2023, the Company converted to a Safe Harbor 401(k) Plan. In addition to salary deferrals, the Company will match up to 100% of the first 4% of the participant’s eligible compensation (for a total maximum employer matching contribution of 4% of a participant’s eligible compensation). In addition, on an annual basis, the Company may make a discretionary profit share contribution to each participant.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2024 that require accrual or disclosure. We record interest and penalties as part of income tax expense.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2024, 2023 and 2022.

Earnings per common share for the years ended December 31, 2024, 2023 and 2022 have been computed based on the following:

	Years Ended December 31,
	2024	2023	2022
	(Dollars and shares in thousands)

Net income applicable to common stock	$11,666	$15,068	$25,887

Average number of common shares issued	21,345	22,037	22,451
Less: Average unallocated ESOP Shares	(264)	(338)	(415)
Less: Average unvested performance-based equity incentive plan shares	(181)	(163)	(156)

Average number of common shares outstanding used to calculate basic earnings per common share	20,900	21,536	21,880
Effect of dilutive performance-based equity incentive plan shares	116	74	41
Effect of dilutive stock options	—	—	17
Average number of common shares outstanding used to calculate diluted earnings per common share	21,016	21,610	21,938

Net income per common share:
Basic earnings per share	$0.56	$0.70	$1.18
Diluted earnings per share	$0.56	$0.70	$1.18

Comprehensive Income (Loss).

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(31,236)	$(29,166)
Tax effect	7,962	7,422
Net-of-tax amount	(23,274)	(21,744)

Accumulated other comprehensive loss	$(23,274)	$(21,744)

Recent Accounting Pronouncements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280), which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis. It also requires companies to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This ASU, as amended, became effective for the Company in the consolidated financial statements for the year ended December 31, 2024 (see Note 18 – Segment) and did not have a material impact on the Company’s consolidated financial statements. In addition, this ASU, as amended, will be effective for interim periods beginning in 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, is effective for the Company in fiscal years beginning after December 15, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular form, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for the Company, on a prospective basis, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 and is not expected to have a material impact on the Company’s consolidated financial statements.

2.	INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2024 and December 31, 2023, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of December 31, 2024 and December 31, 2023.

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,424	$—	$(2,966)	$16,458
Corporate bonds	5,000	—	(390)	4,610
Total debt securities	24,424	—	(3,356)	21,068

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,313	—	(26,535)	134,778
U.S. government guaranteed mortgage-backed securities	6,203	—	(1,345)	4,858
Total mortgage-backed securities	167,516	—	(27,880)	139,636

Total securities available-for-sale	191,940	—	(31,236)	160,704

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(275)	4,727
U.S. government guaranteed obligations	1,064	—	(3)	1,061
Total debt securities	6,066	—	(278)	5,788

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	198,970	13	(39,165)	159,818
Total mortgage-backed securities	198,970	13	(39,165)	159,818

Total securities held-to-maturity	205,036	13	(39,443)	165,606
Total	$396,976	$13	$(70,679)	$326,310

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$14,924	$—	$(2,898)	$12,026
State and municipal bonds	135	—	—	135
Corporate bonds	8,000	—	(1,038)	6,962
Total debt securities	23,059	—	(3,936)	19,123

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	136,533	—	(23,976)	112,557
U.S. government guaranteed mortgage-backed securities	6,689	—	(1,254)	5,435
Total mortgage-backed securities	143,222	—	(25,230)	117,992

Total securities available-for-sale	166,281	—	(29,166)	137,115

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	9,995	—	(545)	9,450
Total debt securities	9,995	—	(545)	9,450

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	213,375	107	(35,240)	178,242
Total mortgage-backed securities	213,375	107	(35,240)	178,242

Total securities held-to-maturity	223,370	107	(35,785)	187,692
Total	$389,651	$107	$(64,951)	$324,807

The following table presents the unrealized gains (losses) recognized on marketable equity securities for the years indicated:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
Net gains (losses) recognized during the year on marketable equity securities	$13	$(1)	$(717)
Net losses recognized during the year on equity securities sold during the year	—	—	1,021
Unrealized gain (loss) recognized during the year on marketable equity securities still held at year end	$13	$(1)	$304

During the second quarter of 2023, $6.3 million in marketable equity securities was redeemed. As the marketable equity securities portfolio was marked to market through income monthly, the fund liquidation resulted in no gain or loss to the income statement. At December 31, 2024 and 2023, the balance of marketable equity securities was $397,000 and $196,000.

At December 31, 2024, U.S. Treasury securities with a fair value of $4.7 million, government-sponsored enterprise obligations with a fair value of $7.9 million and mortgage-backed securities with a fair value of $157.4 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2024, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due after one year through five years	$—	$—	$5,002	$4,727
Due after five years through ten years	22,427	19,076	—	—
Due after ten years	1,997	1,992	1,064	1,061
Total debt securities	$24,424	$21,068	$6,066	$5,788

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Due after one year through five years	$843	$820	$—	$—
Due after five years through ten years	2,807	2,749	2,524	2,397
Due after ten years	163,866	136,067	196,446	157,421
Total mortgage-backed securities	167,516	139,636	198,970	159,818
Total securities	$191,940	$160,704	$205,036	$165,606

Gross realized losses on sales of securities available-for-sale for the year ended December 31, 2022 were $4,000. There were no gross realized gains or losses on sales of securities available-for-sale for the years ended December 31, 2024 and 2023.

Proceeds from the sales of securities available-for-sale totaled $20,000 for the year ended December 31, 2022. There were no sales of securities for the years ended December 31, 2024 and 2023.

Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $472,000 at December 31, 2024 and $333,000 at December 31, 2023, and is excluded from the estimate of credit losses. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $123,000 at December 31, 2024 and $178,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the years ended December 31, 2024 and 2023.

At December 31, 2024 there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies, while at December 31, 2023, there were two available-for-sale corporate bonds that were rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at December 31, 2024 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

Accrued interest receivable on securities held-to-maturity totaled $430,000 at December 31, 2024 and $454,000 at December 31, 2023, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the years ended December 31, 2024 and 2023.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at December 31, 2024 and 2023:

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	9	$33,145	$584	1.7%	70	$99,529	$25,951	20.7%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,858	1,345	21.7
Government-sponsored enterprise obligations	3	4,452	19	0.4	3	11,988	2,947	19.7
Corporate bonds	—	—	—	—	2	4,610	390	7.8
Total securities available-for-sale	12	37,597	603		84	120,985	30,633

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,727	275	5.5%
U.S. government guaranteed obligations	1	1,061	3	0.3	—	—	—	—
Government-sponsored mortgage-backed securities	4	9,187	127	1.4	37	148,992	39,038	20.8
Total securities held-to-maturity	5	10,248	130		38	153,719	39,313

Total securities	17	$47,845	$733		122	$274,704	$69,946

	December 31, 2023
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	—	$—	$—	—%	70	$112,557	$23,976	17.6%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	5,435	1,254	18.7
Government-sponsored enterprise obligations	—	—	—	—	3	12,026	2,898	19.4
Corporate bonds	—	—	—	—	3	6,962	1,038	13.0
Total securities available-for-sale	—	—	—		85	136,980	29,166

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	2	9,450	545	5.5%
Government-sponsored mortgage-backed securities	4	7,097	56	0.8	36	164,395	35,184	17.6
Total securities held-to-maturity	4	7,097	56		38	173,845	35,729

Total securities	4	$7,097	$56		123	$310,825	$64,895

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2024, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At December 31, 2024, the Company reported unrealized losses on the securities available-for-sale portfolio of $31.2 million, or 16.2% of the amortized cost basis of the securities available-for-sale, compared to unrealized losses of $29.2 million, or 17.5% of the amortized cost basis of the securities available-for-sale at December 31, 2023. At December 31, 2024, there were 96 securities available-for-sale in which the fair value was less than the amortized cost, compared to 85 securities available-for-sale at December 31, 2023.

At December 31, 2024, the Company reported unrealized losses on the securities held-to-maturity portfolio of $39.4 million, or 19.2%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $35.7 million, or 16.0% of the amortized cost basis of the securities held-to-maturity at December 31, 2023. At December 31, 2024, there 43 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 42 securities held-to-maturity at December 31, 2023.

3.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	December 31,	December 31,
	2024	2023
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$880,828	$881,643
Owner occupied	194,904	198,108
Total commercial real estate	1,075,732	1,079,751

Residential real estate:
Residential one-to-four family	653,802	612,315
Home equity	121,857	109,839
Total residential real estate	775,659	722,154

Commercial and industrial	211,656	217,447

Consumer	4,391	5,472

Total gross loans	2,067,438	2,024,824
Plus: Unearned premiums and deferred loan fees and costs, net	2,751	2,493
Less: Allowance for credit losses	(19,529)	(20,267)
Net loans	$2,050,660	$2,007,050

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At December 31, 2024 and December 31, 2023, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB were $906.0 million and $941.2 million, respectively. The outstanding balance of FHLB advances was $98.0 million and $40.6 million at December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the Federal Reserve Bank (“FRB”) was $377.0 million. There were no loans pledged to secure borrowing capacity at the FRB at December 31, 2023. There were no funds borrowed from the FRB backed by loans outstanding or securities pledged at December 31, 2024 or December 31, 2023.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2024 and December 31, 2023, the Company was servicing commercial loans participated out to various other institutions totaling $65.3 million and $65.0 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2024, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (141 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.31 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. For the year ended December 31, 2024, the Company sold $20.1 million in residential real estate mortgages with servicing retained and recorded gains on the sale of mortgages of $235,000 within non-interest income. There were no sales of residential real estate mortgages to the secondary market during the year ended December 31, 2023.

At December 31, 2024 and December 31, 2023, the Company was servicing residential mortgage loans owned by investors totaling $84.8 million and $72.7 million, respectively. Servicing fee income of $189,000 and $191,000 was recorded for the years ended December 31, 2024 and 2023, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)
Balance at the beginning of year:	$422	$550
Capitalized mortgage servicing rights	114	—
Amortization	(100)	(128)
Balance at the end of year	$436	$422
Fair value at the end of year	$826	$724

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

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.4 million at December 31, 2024 and $7.5 million at December 31, 2023 and is excluded from the estimate of credit losses.

An analysis of changes in the allowance for credit losses for loans and off-balance sheet commitments by segment for the years ended December 31, 2024 and 2023 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) for credit losses	(1,670)	761	(212)	296	—	(825)
Charge-offs	(46)	(185)	(65)	(228)	—	(524)
Recoveries	252	32	217	110	—	611
Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted beginning balance	16,188	1,794	3,085	46	—	21,113
Provision (reversal) for credit losses	(292)	728	665	92	—	1,193
Charge-offs	(764)	—	(1,561)	(185)	—	(2,510)
Recoveries	9	26	348	88		471
Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267

The following table presents information pertaining to the allowance for credit losses by segment Pre-ASC 326 CECL adoption for the year ended December 31, 2022:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Balance at December 31, 2021	$12,970	$3,964	$2,643	$197	$13	$19,787
Provision for (reversal of) for credit losses	(434)	344	586	202	2	700
Charge-offs	(337)	(28)	(92)	(216)	—	(673)
Recoveries	—	32	23	62	—	117
Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision (reversal) for credit losses	81	93	(14)	—	—	160
Balance at December 31, 2024	$456	$256	$45	$—	$—	$757

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Reversal of credit losses	(236)	(104)	19	—	—	(321)
Balance at December 31, 2023	$375	$163	$59	$—	$—	$597

There was no allowance for credit losses for off-balance sheet exposures for the year ended December 31, 2022.

During the year ended December 31, 2024, the Company recorded a reversal of credit losses of $665,000, compared to a provision for credit losses of $872,000 during the year ended December 31, 2023. The $665,000 reversal of credit losses during the year ended December 31, 2024 was comprised of an $825,000 reversal of credit losses on loans, which was offset by a $160,000 reserve on unfunded loan commitments related to the impact of higher unfunded loan commitments for the period.

During the year ended December 31, 2023, the Company recorded a provision for credit losses of $872,000, comprised of a $1.2 million provision for loan losses, partially offset by a $321,000 reversal of reserves on unfunded loan commitments primarily related to the impact of lower unfunded loan commitments.

The provision for or reversal of credit losses was determined by a number of factors: the continued stable credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due and Nonperforming Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonperforming Loans
	(Dollars in thousands)
December 31, 2024
Commercial real estate:
Non-owner occupied	$285	$—	$—	$285	$880,543	$880,828	$—
Owner occupied	—	—	—	—	194,904	194,904	330
Total	285	—	—	285	1,075,447	1,075,732	330
Residential real estate:
Residential one-to-four family	1,747	569	983	3,299	650,503	653,802	3,965
Home equity	810	213	317	1,340	120,517	121,857	408
Total	2,557	782	1,300	4,639	771,020	775,659	4,373
Commercial and industrial	60	—	1	61	211,595	211,656	673
Consumer	10	—	—	10	4,381	4,391	5
Total loans	$2,912	$782	$1,301	$4,995	$2,062,443	$2,067,438	$5,381

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonperforming Loans
	(Dollars in thousands)
December 31, 2023
Commercial real estate:
Non-owner occupied	$—	$647	$236	$883	$880,760	$881,643	$1,107
Owner occupied	272	—	167	439	197,669	198,108	240
Total	272	647	403	1,322	1,078,429	1,079,751	1,347
Residential real estate:
Residential one-to-four family	2,354	934	881	4,169	608,146	612,315	4,739
Home equity	263	112	102	477	109,362	109,839	109
Total	2,617	1,046	983	4,646	717,508	722,154	4,848
Commercial and industrial	20	—	8	28	217,419	217,447	218
Consumer	3	—	—	3	5,469	5,472	8
Total loans	$2,912	$1,693	$1,394	$5,999	$2,018,825	$2,024,824	$6,421

At December 31, 2024 and December 31, 2023, total past due loans totaled $5.0 million, or 0.24% of total loans, and $6.0 million, or 0.30% of total loans, respectively.

Nonperforming Loans.

Accrual of interest on loans is generally discontinued when contractual payment of principal or interest becomes past due 90 days or, if in management’s judgment, reasonable doubt exists as to the full timely collection of interest. Exceptions may be made if the loan has matured and is in the process of renewal or is well-secured and in the process of collection. When a loan is placed on nonperforming status, interest accruals cease and uncollected accrued interest is reversed and charged against current interest income. Interest payments on nonperforming loans are generally applied to principal. If collection of the principal is reasonably assured, interest payments are recognized as income on the cash basis. Loans are generally returned to accrual status when principal and interest payments are current, full collectability of principal and interest is reasonably assured and a consistent record of at least six consecutive months of performance has been achieved.

The following table is a summary of the Company’s nonperforming loans by major categories at December 31, 2024 and December 31, 2023:

	As of December 31, 2024			For the Year Ended December 31, 2024
	Nonperforming Loans with Allowance for Credit Loss	Nonperforming Loans Without Allowance for Credit Loss	Total Nonperforming Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	330	330	—
Total	—	330	330	—
Residential real estate:
Residential one-to-four family	—	3,965	3,965	192
Home equity	—	408	408	30
Total		4,373	4,373	222
Commercial and industrial	—	673	673	151
Consumer	—	5	5	—
Total loans	$—	$5,381	$5,381	$373

	As of December 31, 2023			For the Year Ended December 31, 2023
	Nonperforming Loans with Allowance for Credit Loss	Nonperforming Loans Without Allowance for Credit Loss	Total Nonperforming Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$1,107	$1,107	$44
Owner occupied	—	240	240	23
Total	—	1,347	1,347	67
Residential real estate:
Residential one-to-four family	—	4,739	4,739	182
Home equity	—	109	109	10
Total		4,848	4,848	192
Commercial and industrial	—	218	218	159
Consumer	—	8	8	—
Total loans	$—	$6,421	$6,421	$418

At December 31, 2024 and December 31, 2023, nonperforming loans totaled $5.4 million, or 0.26% of total loans and $6.4 million, or 0.32% of total loans, respectively. The Company did not recognize any interest income on nonperforming loans for the years ended December 31, 2024 and 2023. At December 31, 2024 and December 31, 2023, there were no commitments to lend additional funds to any borrower on nonperforming status. At December 31, 2024 and December 31, 2023, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at December 31, 2024 or December 31, 2023.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At December 31, 2024, the Company had $1.3 million in individually evaluated commercial loans, collateralized by business assets, and $13.0 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of December 31, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,956	$—
Owner occupied	1,285	—
Total	8,241	—
Residential real estate:
Residential one-to-four family	4,333	—
Home equity	408	—
Total	4,741
Commercial and industrial	776	—
Consumer	—	—
Loans with no related allowance recorded	$13,758	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	494	156
Consumer	—	—
Loans with an allowance recorded	$494	$156
Total individually evaluated loans	$14,252	$156

	As of December 31, 2023
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$8,879	$—
Owner occupied	1,769	—
Total	10,648	—
Residential real estate:
Residential one-to-four family	5,163	—
Home equity	109	—
Total	5,272	—
Commercial and industrial	13,273	—
Consumer	8	—
Loans with no related allowance recorded	$29,201	$—

With an allowance recorded:
Commercial real estate:	$—	$—
Non-owner occupied	—	—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total
Commercial and industrial	517	179
Consumer	—	—
Loans with an allowance recorded	$517	$179
Total individually evaluated loans	$29,718	$179

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

There were no loan modifications granted based on borrower financial difficulty during the years ended December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the years ended December 31, 2024 or 2023.

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

The grades assigned and definitions are as follows: loans graded excellent, above average, good are classified as “Pass” for grading purposes (risk ratings 1-4). All loans risk rated Special Mention (5), Substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as Substandard, Doubtful, and Loss for signs of deterioration to mitigate the growth in nonperforming loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonperforming residential real estate, home equity and consumer loans are risk rated as “Substandard” and individually evaluated.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of December 31, 2024 and 2023. The tables also summarize gross charge-offs by year of origination for the years ended December 31, 2024 and 2023.

	As of and Year Ended December 31, 2024
	Term Loan Origination by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$51,726	$46,105	$175,159	$237,531	$108,165	$348,564	$84,083	$3,391	$1,054,724
Special Mention (Rated 5)	—	—	—	—	—	10,104	134	—	10,238
Substandard (Rated 6)	—	—	—	—	8,166	2,604	—	—	10,770
Total commercial real estate loans	$51,726	$46,105	$175,159	$237,531	$116,331	$361,272	$84,217	$3,391	$1,075,732

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$51,726	$46,105	$175,159	$237,531	$116,331	$360,942	$84,217	$3,391	$1,075,402
Nonperforming	—	—	—	—	—	330	—	—	330

Residential One-to-Four Family:
Pass	$79,180	$60,825	$87,635	$88,761	$119,302	$205,620	$7,821	$—	$649,144
Substandard	—	—	425	355	380	3,498	—	—	4,658
Total residential one-to-four family	$79,180	$60,825	$88,060	$89,116	$119,682	$209,118	$7,821	$—	$653,802

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$79,180	$60,825	$87,635	$88,761	$119,302	$206,313	$7,821	$—	$649,837
Nonperforming	—	—	425	355	380	2,805	—	—	3,965

Home Equity:
Pass	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Substandard	13	—	70	—	—	—	317	8	408
Total home equity loans	$9,522	$8,699	$9,266	$5,801	$6,264	$9,998	$69,237	$3,070	$121,857

Current period gross charge-offs	$—	$—	$20	$—	$—	$7	$—	$99	$126

Payment Performance:
Performing	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Nonperforming	13	—	70	—	—	—	317	8	408

	As of and Year Ended December 31, 2024
	Term Loans Originated by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$29,346	$19,096	$27,609	$27,371	$14,859	$22,117	$58,852	$64	$199,314
Special Mention (Rated 5)	—	25	590	125	—	328	99	—	1,167
Substandard (Rated 6)	—	5,872	—	—	376	1,547	3,380	—	11,175
Total commercial and industrial loans	$29,346	$24,993	$28,199	$27,496	$15,235	$23,992	$62,331	$64	$211,656

Current period gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$9	$65

Payment Performance:
Performing	$29,346	$24,993	$28,199	$27,496	$15,235	$23,468	$62,182	$64	$210,983
Nonperforming	—	—	—	—	—	524	149	—	673

Consumer:
Pass	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$839	$1,421	$842	$271	$45	$150	$823	$—	$4,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$228	$228

Payment Performance:
Performing	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Nonperforming	—	—	—	—	—	5	—	—	5

	As of and Year Ended December 31, 2023
	Term Loan Origination by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$42,764	$175,829	$228,739	$113,631	$91,353	$320,806	$81,483	$9,289	$1,063,894
Special Mention (Rated 5)	—	—	—	180	915	3,237	164	—	4,496
Substandard (Rated 6)	—	—	—	8,013	—	3,348	—	—	11,361
Total commercial real estate loans	$42,764	$175,829	$228,739	$121,824	$92,268	$327,391	$81,647	$9,289	$1,079,751

Current period gross charge-offs	$—	$—	$—	$—	$—	$764	$—	$—	$764

Payment Performance:
Performing	$42,764	$175,829	$228,739	$121,824	$92,268	$326,044	$81,647	$9,289	$1,078,404
Nonperforming	—	—	—	—	—	1,347	—	—	1,347

Residential One-to-Four Family:
Pass	$59,257	$88,213	$94,290	$125,917	$54,263	$174,688	$10,401	$—	$607,029
Substandard	—	447	495	445	—	3,899	—	—	5,286
Total residential one-to-four family	$59,257	$88,660	$94,785	$126,362	$54,263	$178,587	$10,401	$—	$612,315

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$59,257	$88,213	$94,290	$125,540	$54,263	$175,612	$10,401	$—	$607,576
Nonperforming	—	447	495	822	—	2,975	—	—	4,739

Home Equity:
Pass	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Substandard	—	—	—	—	—	7	90	12	109
Total home equity loans	$9,937	$10,885	$6,861	$7,108	$5,234	$7,268	$60,205	$2,341	$109,839

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$9,937	$10,885	$6,861	$7,108	$5,234	$7,261	$60,115	$2,329	$109,730
Nonperforming	—	—	—	—	—	7	90	12	109

	As of and Year Ended December 31, 2023
	Term Loans Originated by Year						Revolving Loans
	2023	2022	2021	2020	2019	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$31,108	$35,705	$26,553	$19,780	$19,765	$8,825	$57,393	$69	$199,198
Special Mention (Rated 5)	—	101	—	—	8	498	707	—	1,314
Substandard (Rated 6)	—	—	1,408	8,156	—	85	7,286	—	16,935
Total commercial and industrial loans	$31,108	$35,806	$27,961	$27,936	$19,773	$9,408	$65,386	$69	$217,447

Current period gross charge-offs	$—	$147	$—	$—	$—	$221	$—	$1,193	$1,561

Payment Performance:
Performing	$31,108	$35,806	$27,961	$27,936	$19,773	$9,401	$65,175	$69	$217,229
Nonperforming	—	—	—	—	—	7	211	—	218

Consumer:
Pass	$2,168	$1,381	$524	$241	$68	$270	$812	$—	$5,464
Substandard	—	—	—	—	—	8	—	—	8
Total consumer loans	$2,168	$1,381	$524	$241	$68	$278	$812	$—	$5,472

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$3	$182	$185

Payment Performance:
Performing	$2,168	$1,381	$524	$241	$68	$271	$811	$—	$5,464
Nonperforming	—	—	—	—	—	7	1	—	8

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	December 31, 2024	December 31, 2023
	(Dollar in thousands)
Criticized loans:
Special Mention	$11,405	$5,810
Substandard	27,016	33,699
Total criticized loans	$38,421	$39,509
Total criticized loans as a percentage of total loans	1.9%	1.9%

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2024	2023
	(Dollars in thousands)

Land	$6,239	$6,239
Buildings	28,451	28,231
Leasehold improvements	3,472	3,472
Furniture and equipment	24,164	23,268
Total	62,326	61,210

Less: accumulated depreciation and amortization	(37,905)	(35,635)

Premises and equipment, net	$24,421	$25,575

Depreciation and amortization expense for the years ended December 31, 2024, 2023 and 2022 amounted to $2.2 million, $2.2 million and $2.3 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

At December 31, 2024 and December 31, 2023, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At December 31, 2024 and December 31, 2023, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the year ended December 31, 2024, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $375,000 for each of the years ended December 31, 2024, 2023 and 2022, respectively. At December 31, 2024, future amortization of the core deposit intangible totaled $375,000 for each of the next three years and $313,000 thereafter.

6.	DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2024	% of Total Deposits	2023	% of Total Deposits
	(Dollars in thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$150,348	6.7%	$131,031	6.1%
Demand deposit accounts	565,620	25.0%	579,595	27.0%
Savings:
Regular savings accounts	181,618	8.0%	187,405	8.8%
Money market accounts	661,478	29.2%	634,361	29.6%
Total core deposits	1,559,064	68.9%	1,532,392	71.5%
Time deposits	703,583	31.1%	611,352	28.5%
Total deposits	$2,262,647	100.0%	$2,143,744	100.0%

There were $1.7 million in brokered deposits reported within time deposits at December 31, 2024 and 2023.

Time deposits of $250,000 or more, which represent those exceeding the fully-insured FDIC limitation, totaled $234.4 million at December 31, 2024. Interest expense on time deposits of $250,000 or more totaled $9.1 million and $5.6 million for the years ended December 31, 2024 and 2023, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	At December 31,
	2024	2023
	(Dollars in thousands)

2024	$—	$596,292
2025	694,916	9,302
2026	5,186	3,170
2027	1,217	798
2028	2,129	1,790
2029	135	—
Total time deposits	$703,583	$611,352

Interest expense on deposits for the years ended December 31, 2024, 2023 and 2022 is summarized as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Savings accounts	$166	$181	$161
Money market accounts	12,242	9,529	3,187
Time deposits	28,806	15,898	1,474
Interest-bearing accounts	1,022	1,041	530
Total	$42,236	$26,649	$5,352

Cash paid for interest on deposits totaled $42.2 million, $26.4 million and $5.3 million for years ended December 31, 2024, 2023 and 2022, respectively.

7.	SHORT-TERM BORROWINGS

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company’s overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At December 31, 2024, the Company pledged $906.0 million of eligible collateral to support its borrowing capacity at the FHLB.

Short-term FHLB advances totaled $10.0 million with a weighted average rate of 5.56% at December 31, 2023. There were no short-term FHLB advances outstanding at December 31, 2024. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2024 and 2023, the Company did not have an outstanding balance under the Ideal Way line of credit. At December 31, 2024, the Company had an immediate availability to borrow an additional $464.1 million from the FHLB, including the Ideal Way line of credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $5.4 million with a weighted average rate of 4.33% at December 31, 2024 and $6.1 million with a weighted average rate of 5.33% at December 31, 2023, respectively.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “Discount Window”). At December 31, 2024 and 2023, the Company had an available line of credit of $382.9 million and $48.6 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio not otherwise pledged. At December 31, 2024 and 2023, the Company did not have an outstanding balance under the Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of December 31, 2024 and December 31, 2023, there were no advances outstanding under these lines.

Cash paid for interest on short-term borrowings totaled $600,000 for the year ended December 31, 2024 and $1.6 million for the year ended December 31, 2023.

8.	LONG-TERM DEBT

Cash paid for interest on long-term debt totaled $9.6 million and $2.1 million for the years ended December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, interest previously accrued on Bank Term Funding Program (“BTFP”) advances was payable upon final maturity of the advances in May of 2024 and totaled $4.3 million.

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2024	2023	2024	2023
	(Dollars in thousands)
Fixed-rate advances maturing:
2024	$—	$30,646	—%	4.81%
2025	25,000	—	5.07	—
2026	48,000	—	5.00	—
2027	25,000	—	4.83	—
Total long-term advances	$98,000	$30,646	4.97%	4.81%

BTFP Advances. The Company utilized the BTFP, which was created in March 2023 to enhance banking system liquidity by allowing institutions to pledge certain securities at par value and borrow at a rate of ten basis points over the one-year overnight index swap rate. The BTFP was available to federally insured depository institutions in the U.S., with advances having a term of up to one year with no prepayment penalties. The BTFP ceased extending new advances in March 2024. At December 31, 2023, the outstanding balance under the BTFP was $90.0 million. There was no outstanding balance at December 31, 2024.

Subordinated Debt. On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At December 31, 2024, $19.8 million aggregate principle amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $249,000 as of December 31, 2024, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $39,000 for each of the years ended December 31, 2024 and 2023.

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

2021 Long-Term Incentive Plan.

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

The Threshold, Target and Stretch metrics under the 2021 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch	Actual

December 31, 2021	5.63%	6.25%	7.50%	10.64%
December 31, 2022	5.85%	6.50%	7.80%	11.85%
December 31, 2023	6.08%	6.75%	8.10%	6.47%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch	Actual

Three-Year Cumulative Diluted EPS	$1.58	$1.97	$2.36	$2.90

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

2022 Long-Term Incentive Plan.

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

At December 31, 2024, the three-year performance period for the 2022 LTI Plan ended. The Compensation Committee will certify the results of the 2022 LTI Plan on or about, but no later than March 15, 2025.

2022 Annual Equity Retainer.

In March 2022, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 1,975 time-based restricted shares of WNEB common stock. In total, 17,775 shares were granted and fully vested on December 31, 2022.

2023 Long-Term Incentive Plan.

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

2023 Annual Equity Retainer.

In March 2023, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 2,022 time-based restricted shares of WNEB common stock. In total, 18,198 shares were granted and fully vested on December 31, 2023.

2024 Long-Term Incentive Plan.

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

2024 Annual Equity Retainer.

In March 2024, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 2,384 time-based restricted shares of WNEB common stock. In total, 21,456 shares were granted and there were 19,072 shares that fully vested on December 31, 2024.

At December 31, 2024, there were 123,587 remaining shares available to grant under the 2021 Omnibus Plan.

A summary of the status of unvested restricted stock awards at December 31, 2024 and 2023 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(150,568)	8.65
Balance at December 31, 2024	254,732	9.01

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2022	206,092	8.85
Shares granted	158,957	9.79
Shares forfeited	(4,219)	9.57
Shares vested	(140,195)	9.21
Balance at December 31, 2023	220,635	9.29

We recorded total expense for restricted stock awards of $1.5 million, $1.4 million and $1.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. The aggregate fair value of restricted stock vested during 2024 was $1.3 million. Tax benefits related to equity incentive plan expense were $29,000, $29,000 and $16,000 for the years ended December 31, 2024, 2023 and 2022, respectively. Unrecognized compensation cost for stock awards was $1.0 million at December 31, 2024 with a remaining term of 1.8 years.

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

At December 31, 2024, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(Dollars in thousands)
2025	$447
2026	447
2027	447
2028	447
2029	447
Thereafter	182
Total	$2,417

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $572,000, $562,000 and $683,000 for the years ended December 31, 2024, 2023 and 2022, respectively.

Shares held by the ESOP include the following at December 31, 2024 and 2023:

	2024	2023
Allocated	1,182,583	1,176,311
Committed to be allocated	71,240	74,993
Unallocated	220,254	291,494
Total	1,474,077	1,542,798

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $2.0 million and $2.6 million at December 31, 2024 and 2023, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

10.	RETIREMENT PLANS AND EMPLOYEE BENEFITS

Pension Plan. The Westfield Bank Defined Benefit Plan (the “DB Plan”) was terminated effective October 31, 2022. During the twelve months ended December 31, 2023, the Company recognized the final termination expense of $1.1 million related to the DB Plan termination, which was recorded through non-interest income. The assets of the DB Plan were liquidated as of June 2, 2023.

The following table provides information related to the DB Plan for the year ended December 31, 2023:

For the year ended December 31,
2023
(Dollars in thousands)

Change in benefit obligation:
Benefit obligation at beginning of year	$24,612
Service cost	—
Interest	487
Actuarial gain	(33)
Effect of settlement/curtailment	(24,886)
Benefits paid	(180)
Benefit obligation at end of year	—

Change in plan assets:
Fair value of plan assets at beginning of year	23,134
Actual return on plan assets	671
Employer contribution	1,261
Benefits paid	(180)
Effect of settlement	(24,886)
Fair value of plan assets at end of year	—

Funded status and accrued benefit at end of year	$—

Accumulated benefit obligation at end of year	$—

For the year ended December 31, 2023, the discount rate assumptions reflected the IRS 417 Segment Rates (4.48%/5.26%/5.07%) for lump sums and for annuities in the Insurance Company annuity contract.

Net pension cost includes the following components for the year ended December 31, 2023:

For the year ended December 31,
2023
(Dollars in thousands)

Service cost	$—
Interest cost	487
Expected return on assets	(333)
Amortization of actuarial loss	—
Net periodic pension cost	$154

The following actuarial assumptions were used in determining the net periodic pension cost for the year ended December 31, 2023:

Year Ended December 31,
2023
Discount rate	5.05%
Expected return on plan assets	3.70
Rate of compensation increase	N/A

401(k) Defined Contribution Plan.

The Company also maintains a tax-qualified defined contribution plan through a third party provider (the “401(k) Plan”) that provides for deferral of federal and state income taxes on employee contributions allowed under Section 401(k) of the Internal Revenue Code. Participants may make pre-tax salary deferrals to the plan not to exceed the annual IRS limits. Effective January 1, 2023, the Company converted to a Safe Harbor 401(k) Plan. In addition to salary deferrals, the Company will match up to 100% of the first 4% of the participant’s eligible compensation (for a total maximum employer matching contribution of 4% of a participant’s eligible compensation). In addition, on an annual basis, the Company may make a discretionary profit share contribution to each participant.

The Company’s expense for the 401(k) plan match was $773,000, $736,000 and $470,000 for the years ended December 31, 2024, 2023 and 2022, respectively. The Company’s expense for the 401(k) discretionary profit share contribution was $598,000 and $675,000 for the years ended December 31, 2024 and 2023, respectively. The discretionary profit share contribution expensed during the year ended December 31, 2024 is expected to be made during the first quarter of 2025.

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

In October of 2024, $200 million in notional amount of designated fair value hedges matured. As of December 31, 2024, the Company did not have any outstanding fair value hedges on the balance sheet. As of December 31, 2023, the following amounts were recorded on the balance sheet related to cumulative basis adjustment of fair value hedges:

Item in the Balance Sheet in which the Hedged Item is Included	Carrying Amount of Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustments Included in the Carrying Amount of Hedged Assets/(Liabilities)
	At December 31, 2023	At December 31, 2023
	(Dollars in thousands)

Loans	$199,393	$(607)
Total	$199,393	$(607)

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of December 31, 2024 and December 31, 2023.

December 31, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		5,883
Interest rate swap – with dealer counterparties		5,883		—
Total derivatives	Other Assets	$5,883	Other Liabilities	$5,883

December 31, 2023	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Hedging Derivatives
Interest rate swaps - fair value hedges		$651		$—
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		—		5,239
Interest rate swap – with dealer counterparties		5,239		—
Total derivatives	Other Assets	$5,890	Other Liabilities	$5,239

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income as of December 31, 2024, 2023 and 2022.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Year Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Balance sheet location	Interest Income	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$1,398	$1,085	$—

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$607	$(607)	—
Derivatives designated as hedging instruments	791	1,692	—

There were no gains or losses recognized in accumulated other comprehensive income during the years ended December 31, 2024 and 2023, respectively.

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

At December 31, 2024, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of December 31, 2024, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

12.	LEASES

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to fourteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Operating lease costs were $1.6 million, $1.6 million, and $1.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023
	(Dollars in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,524	$1,488
ROU assets obtained in exchange for lease obligations:
Operating leases	451	412

Supplemental balance sheet information related to leases was as follows:

	December 31, 2024	December 31, 2023
	(Dollars in thousands)

Operating lease ROU assets	$7,383	$8,201
Operating lease liabilities	$7,673	$8,471

The weighted average remaining lease term for our operating leases was 8.4 years with a weighted average discount rate of 3.33% at December 31, 2024.

Future undiscounted lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2025	$1,474
2026	1,358
2027	1,099
2028	861
2029	821
Thereafter	3,262
Total lease payments	8,875
Less imputed interest	(1,202)
Total	$7,673

13.	REGULATORY CAPITAL

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

At December 31, 2024, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2024, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2024 and December 31, 2023 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,545	14.38%	$158,884	8.00%	N/A	N/A
Bank	270,879	13.65	158,744	8.00	$198,430	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	119,163	6.00	N/A	N/A
Bank	250,748	12.64	119,058	6.00	158,744	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	89,372	4.50	N/A	N/A
Bank	250,748	12.64	89,293	4.50	128,979	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,663	9.14	107,461	4.00	N/A	N/A
Bank	250,748	9.34	107,390	4.00	134,237	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2023
Total Capital (to Risk Weighted Assets):
Consolidated	$285,760	14.67%	$155,873	8.00%	N/A	N/A
Bank	271,420	13.94	155,711	8.00	$194,639	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	116,905	6.00	N/A	N/A
Bank	250,734	12.88	116,783	6.00	155,711	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,363	12.59	87,679	4.50	N/A	N/A
Bank	250,734	12.88	87,587	4.50	126,515	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,363	9.40	104,400	4.00	N/A	N/A
Bank	250,734	9.62	104,290	4.00	130,363	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2024	2023
	(Dollars in thousands)

Consolidated GAAP capital	$235,910	$237,409
Net unrealized losses on available-for-sale securities, net of tax	23,274	21,744
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(1,034)	(1,303)
Tier 1 and Common Equity Tier 1 capital	245,663	245,363
Allowance for credit losses for regulatory capital	20,131	20,685
Subordinated debt	19,751	19,712
Total regulatory capital	$285,545	$285,760

On May 22, 2024, the Board of Directors authorized a new stock repurchase plan (the “2024 Plan”) under which the Company may repurchase up to 1.0 million shares, or approximately 4.6%, of the Company’s then-outstanding shares of common stock.

During the three months ended December 31, 2024, the Company repurchased 220,000 shares of common stock under the 2024 Plan, with an average price per share of $9.00. During the twelve months ended December 31, 2024, the Company repurchased 934,282 shares of common stock under the 2024 Plan and the previously existing share repurchase plan, as applicable, with an average price per share of $7.94. As of December 31, 2024, there were 472,318 shares of common stock available for repurchase under the 2024 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2024, the Bank had $5.3 million in retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $159.0 million and $156.0 million of our equity in the net assets of the Bank was restricted at December 31, 2024 and 2023, respectively.

14.	INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Current tax provision:
Federal	$2,089	$2,990	$5,251
State	1,024	1,335	2,403
Total	3,113	4,325	7,654

Deferred tax provision:
Federal	123	94	712
State	55	97	376
Total	178	191	1,088
Total tax provision	$3,291	$4,516	$8,742

The differences between the statutory federal income tax at a rate of 21% and the effective tax are summarized below:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)

Statutory federal income tax	$3,141	$4,113	$7,272
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	853	1,244	2,195
Tax-exempt income	(340)	(340)	(360)
Bank-owned life insurance (BOLI)	(401)	(382)	(362)
BOLI death benefit	—	(163)	—
Option exercise tax (benefit) shortfall	—	—	(28)
Other, net	38	44	25
Effective tax	$3,291	$4,516	$8,742

Cash paid for income taxes for the years ended December 31, 2024, 2023 and 2022 was $2.9 million, $4.6 million and $7.4 million, respectively.

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)

Deferred tax assets:
Net unrealized loss on available-for-sale securities	$7,962	$7,422
Allowance for credit losses	5,702	5,865
Lease liability	2,157	2,381
Employee benefit and share-based compensation plans	1,154	1,272
Accrued expenses	599	450
Nonperforming interest	292	264
FDIC assessment	103	95
Interest payable	90	73
Purchased mortgage servicing rights	66	38
Other	203	277
Gross deferred tax assets	18,328	18,137

Deferred tax liabilities:
Lease right-of-use asset	(2,075)	(2,305)
Purchase accounting adjustments, net	(774)	(867)
Deferred loan fees	(914)	(804)
Fixed asset depreciation	(533)	(494)
Other	(35)	(31)
Gross deferred tax liabilities	(4,331)	(4,501)

Net deferred tax asset	$13,997	$13,636

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

We did not have any uncertain tax positions at December 31, 2024 or 2023 which required accrual or disclosure. We record interest and penalties as part of income tax expense. There were no interest or penalties recorded for the years ended December 31, 2024, 2023 and 2022.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2021 through 2024. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2021 are open.

15.	TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2024	2023
	(Dollars in thousands)

Balance at beginning of year	$561	$545
Principal distributions	50	1
Repayments of principal	(246)	(42)
Change in related party status	—	57

Balance at end of year	$365	$561

16.	COMMITMENTS AND CONTINGENCIES

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2024	2023
	(Dollars in thousands)
Commitments to extend credit:
Unused lines of credit	$343,078	$352,462
Loan commitments	56,183	37,814
Existing construction loan agreements	47,398	31,829
Standby letters of credit	18,773	22,393

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

Standby letters of credit are written conditional commitments that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2024 and 2023, outstanding standby letter of credit commitments totaled $18.8 million and $22.4 million, respectively, with standby letters of credit issued by the FHLB on our behalf totaling $11.8 million and $15.3 million, respectively.

At December 31, 2024, outstanding commitments to extend credit totaled $465.4 million, with $33.9 million in fixed rate commitments with interest rates ranging from 3.25% to 18.00% and $431.5 million in variable rate commitments. At December 31, 2023, outstanding commitments to extend credit totaled $444.5 million, with $52.8 million in fixed rate commitments with interest rates ranging from 1.99% to 18.00% and $391.7 million in variable rate commitments.

We also have risk participation agreements (“RPAs”) with another financial institution. The RPAs are a guarantee to share credit risk associated with an interest rate swap on participation loans in the event of counterparty default. As such, we accept a portion of the credit risk in order to participate in the loans and we receive a one-time fee. The interest rate swap is collateralized (generally by real estate or business assets) by us and the third party, which limits the credit risk associated with the RPAs. Per the terms of the RPAs, we must pledge collateral equal to our exposure for the interest rate swap. We monitor overall collateral as part of our off-balance sheet liability analysis, and at December 31, 2024, believe sufficient collateral is available to cover potential swap losses.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Vendor Contract.

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2024 were estimated to be $7.1 million, with $6.1 million expected to be paid within one year and the remaining $1.0 million to be paid within the next three years.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $7.5 million to the partnership. At December 31, 2024, the SBIC currently has a book value of $3.7 million and is included in other assets. The unfunded commitment to the partnership was $3.8 million at December 31, 2024.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,704	$—	$160,704
Marketable equity securities	397	—	—	397
Interest rate swaps	—	5,883	—	5,883
Total assets	$397	$166,587	$—	$166,984

Liabilities:
Interest rate swaps	$—	$5,883	$—	$5,883

	December 31, 2023
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$137,115	$—	$137,115
Marketable equity securities	196	—	—	196
Interest rate swaps	—	5,890	—	5,890
Total assets	$196	$143,005	$—	$143,201

Liabilities:
Interest rate swaps	$—	$5,239	$—	$5,239

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis during the years ended December 31, 2024 and 2023.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2024 and 2023.

Year Ended
	At December 31, 2024			December 31, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$325	$182

Year Ended
	At December 31, 2023			December 31, 2023
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$1,100	$2,178

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,450	$66,450	$—	$—	$66,450
Securities held-to-maturity	205,036	4,727	160,879	—	165,606
Securities available-for-sale	160,704	—	160,704	—	160,704
Marketable equity securities	397	397	—	—	397
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,050,660	—	—	1,894,621	1,894,621
Accrued interest receivable	8,468	—	—	8,468	8,468
Mortgage servicing rights	436	—	826	—	826
Derivative asset	5,883	—	5,883	—	5,883

Liabilities:
Deposits	2,262,647	—	—	2,261,666	2,261,666
Short-term borrowings	5,390	—	5,390	—	5,390
Long-term debt	98,000	—	98,835	—	98,835
Subordinated debt	19,751	—	15,876	—	15,876
Accrued interest payable	903	—	—	903	903
Derivative liabilities	5,883	—	5,883	—	5,883

	December 31, 2023
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,840	$28,840	$—	$—	$28,840
Securities held-to-maturity	223,370	9,450	178,242	—	187,692
Securities available-for-sale	137,115	—	137,115	—	137,115
Marketable equity securities	196	196	—	—	196
FHLB and other restricted stock	3,707	—	—	3,707	3,707
Loans - net	2,007,050	—	—	1,841,913	1,841,913
Accrued interest receivable	8,528	—	—	8,528	8,528
Mortgage servicing rights	422	—	724	—	724
Derivative asset	5,890	—	5,890	—	5,890

Liabilities:
Deposits	2,143,744	—	—	2,140,930	2,140,930
Short-term borrowings	16,100	—	16,100	—	16,100
Long-term debt	120,646	—	120,460	—	120,460
Subordinated debt	19,712	—	17,938	—	17,938
Accrued interest payable	3,310	—	—	3,310	3,310
Derivative liabilities	5,239	—	5,239	—	5,239

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

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole. The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in Hampden County and Hampshire County in western Massachusetts and Hartford County and Tolland County in northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings, time deposits, cash management, and wealth management. The CODM primarily evaluates performance using net interest income and net income as reported in the consolidated statement of income. The Company’s primary measure of profitability is net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for credit losses, non-interest income, and non-interest expense. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM consists of members of the Senior Management team, including the Chief Executive Officer, the Chief Financial Officer, the Chief Banking Officer and the Chief Lending Officer.

19.	CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2024	2023
	(Dollars in thousands)
ASSETS:
Cash equivalents	$422	$940
Investment in subsidiaries	240,994	242,780
ESOP loan receivable	2,417	3,050
Other assets	14,575	13,780
TOTAL ASSETS	$258,408	$260,550

LIABILITIES:
ESOP loan payable	$2,417	$3,050
Other liabilities	20,081	20,091
EQUITY	235,910	237,409
TOTAL LIABILITIES AND EQUITY	$258,408	$260,550

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
INCOME:
Dividends from subsidiaries	$14,209	$12,119	$8,152
ESOP loan interest income	244	296	349
Other income	11	36	2
Total income	14,464	12,451	8,503

OPERATING EXPENSE:
Salaries and employee benefits	1,408	1,761	2,011
ESOP loan interest expense	244	296	349
Other expenses	1,285	1,310	1,283
Total operating expense	2,937	3,367	3,643

Income before equity in undistributed income of subsidiaries and income taxes	11,527	9,084	4,860
Equity in undistributed income of subsidiaries	(255)	5,591	20,595
Net income before taxes	11,272	14,675	25,455
Income tax benefit	(394)	(393)	(432)
Net income	$11,666	$15,068	$25,887

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2024	2023	2022
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$11,666	$15,068	$25,887
Equity in undistributed income of subsidiaries	255	(5,591)	(20,595)
Net amortization of premiums on subordinated debt	39	39	40
Change in other liabilities	(844)	(881)	(642)
Change in other assets	(162)	651	694
Other, net	2,041	1,979	1,757
Net cash provided by operating activities	12,995	11,265	7,141

INVESTING ACTIVITIES:
Purchase of securities	(82)	(103)	(107)
Sales of securities	82	103	107
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(5,914)	(6,066)	(5,281)
Common stock repurchased	(7,599)	(5,022)	(6,351)
Issuance of common stock in connection with stock option exercises	—	—	1,171
Net cash used in financing activities	(13,513)	(11,088)	(10,461)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(518)	177	(3,320)

CASH AND CASH EQUIVALENTS
Beginning of year	940	763	4,083
End of year	$422	$940	$763
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$163	$—	$—

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

F-57

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$26,604	$26,802	$27,840	$28,586
Interest expense	11,258	12,332	13,112	13,313

Net interest and dividend income	15,346	14,470	14,728	15,273

(Reversal of) provision for credit losses	(550)	(294)	941	(762)

Loss on disposal of premises and equipment	(6)	—	—	—
Unrealized gain (loss) on marketable equity securities, net	8	4	10	(9)
Gain on non-marketable equity investments	—	987	—	300
Gain (loss) on sale of mortgages	—	—	246	(11)
Other non-interest income	2,672	2,843	2,885	2,974
Non-interest income	2,674	3,834	3,141	3,254

Non-interest expense	14,782	14,314	14,406	14,926

Income before income taxes	3,788	4,284	2,522	4,363
Income tax provision	827	771	618	1,075
Net income	$2,961	$3,513	$1,904	$3,288

Basic earnings per share	$0.14	$0.17	$0.09	$0.16
Diluted earnings per share	$0.14	$0.17	$0.09	$0.16

F-58

	2023
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$23,638	$24,809	$25,901	$26,770
Interest expense	5,134	7,963	9,518	10,594

Net interest and dividend income	18,504	16,846	16,383	16,176

(Reversal of) provision for credit losses	(388)	420	354	486

Loss on disposal of premises and equipment	—	—	(3)	—
Unrealized loss on marketable equity securities, net	—	—	—	(1)
Gain on non-marketable equity investments	352	—	238	—
Loss on defined benefit plan termination(1)	—	(1,143)	—	—
Gain on bank-owned life insurance death benefit(2)	—	—	778	—
Other non-interest income	2,627	2,735	2,599	2,715
Non-interest income	2,979	1,592	3,612	2,714

Non-interest expense	14,896	14,551	14,118	14,785

Income before income taxes	6,975	3,467	5,523	3,619
Income tax provision	1,671	704	1,033	1,108
Net income	$5,304	$2,763	$4,490	$2,511

Basic earnings per share	$0.24	$0.13	$0.21	$0.12
Diluted earnings per share	$0.24	$0.13	$0.21	$0.12

(1)	The decrease in non-interest income for the three months ended June 30, 2023 was due to a one-time, non-recurring final termination expense of $1.1 million resulting from the termination of the Company’s defined benefit pension plan.

(2)	The increase in non-interest income for the three months ended September 30, 2023 was due to a non-taxable gain on bank-owned life insurance.

F-59