Form 10-Q
period 2025-03-31
Western New England Bancorp, Inc.
filed 2025-05-09
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

At May 5, 2025 the registrant had 20,711,028 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the Company’s financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	unstable political and economic conditions, including changes in tariff policies, which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

 WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$27,418	$18,824
Federal funds sold	4,791	9,264
Interest-bearing deposits and other short-term investments	78,370	38,362
Total cash and cash equivalents	110,579	66,450

Securities available-for-sale, at fair value	167,800	160,704
Securities held-to-maturity, at amortized cost (Fair value of $165,811 at March 31, 2025 and $165,606 at December 31, 2024)	201,557	205,036
Marketable equity securities, at fair value	414	397
Total investment securities	369,771	366,137
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,818	5,818

Total Loans	2,079,561	2,070,189
Less: Allowance for credit losses	(19,669)	(19,529)
Net loans	2,059,892	2,050,660

Premises and equipment, net	23,740	24,421
Accrued interest receivable	8,689	8,468
Bank-owned life insurance	77,529	77,056
Deferred tax asset, net	13,098	13,997
Goodwill	12,487	12,487
Core deposit intangible	1,344	1,438
Other assets	26,337	26,158
TOTAL ASSETS	$2,709,284	$2,653,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$589,996	$565,620
Interest-bearing deposits	1,738,597	1,697,027
Total deposits	2,328,593	2,262,647

Borrowings:
Short-term borrowings	4,520	5,390
Long-term debt	98,000	98,000
Subordinated debt	19,761	19,751
Total borrowings	122,281	123,141
Securities pending settlement	2,093	8,622

Other liabilities	18,641	22,770
TOTAL LIABILITIES	2,471,608	2,417,180
SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,774,319 shares issued and outstanding at March 31, 2025; 20,875,713 shares issued and outstanding at December 31, 2024	208	209
Additional paid-in capital	118,486	119,326
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,790)	(1,906)
Unearned compensation - Equity Incentive Plan	(2,148)	(1,190)
Retained earnings	143,609	142,745
Accumulated other comprehensive loss	(20,689)	(23,274)
TOTAL SHAREHOLDERS’ EQUITY	237,676	235,910
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,709,284	$2,653,090

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months
	Ended March 31,
	2025	2024
Interest and dividend income:
Residential and commercial real estate loans	$21,717	$20,953
Commercial and industrial loans	3,192	3,205
Consumer loans	75	83
Total interest income from loans	24,984	24,241
Investment securities, taxable	2,421	2,112
Investment securities, tax-exempt	—	1
Marketable equity securities	1	1
Total interest and dividend income from investment securities	2,422	2,114
Other investments	191	136
Short-term investments	840	113
Total interest income from cash and cash equivalents	1,031	249
Total interest and dividend income	28,437	26,604

Interest expense:
Deposits	11,376	9,293
Short-term borrowings	54	283
Long-term debt	1,219	1,428
Subordinated debt	254	254
Total interest expense	12,903	11,258
Net interest and dividend income	15,534	15,346
Provision for (reversal of) credit losses	142	(550)
Net interest and dividend income after provision for (reversal of) credit losses	15,392	15,896

Non-interest income:
Service charges and fees	2,284	2,219
Income from bank-owned life insurance	473	453
Loss on disposal of premises and equipment	—	(6)
Net unrealized (loss) gain on marketable equity securities	(5)	8
Gain on sale of mortgages	7	—
Total non-interest income	2,759	2,674
Non-interest expense:
Salaries and employee benefits	8,413	8,244
Occupancy	1,412	1,363
Furniture and equipment	487	484
Data processing	882	862
Software	659	699
Debit card and ATM processing expense	577	552
Professional fees	546	569
FDIC insurance assessment	431	410
Advertising	429	349
Other expenses	1,348	1,250
Total non-interest expense	15,184	14,782
Income before income taxes	2,967	3,788
Income tax provision	664	827
Net income	$2,303	$2,961

Earnings per common share:
Basic earnings per share	$0.11	$0.14
Weighted average basic shares outstanding	20,385,481	21,180,968
Diluted earnings per share	$0.11	$0.14
Weighted average diluted shares outstanding	20,514,098	21,271,323
Dividends per share	$0.07	$0.07

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$2,303	$2,961

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain (loss)	3,484	(2,536)
Tax effect	(899)	643
Net-of-tax amount	2,585	(1,893)

Other comprehensive income (loss)	2,585	(1,893)

Comprehensive income	$4,888	$1,068

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2025 AND 2024
(Dollars in thousands, except per share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	2,961	—	2,961
Comprehensive loss	—	—	—	—	—	—	(1,893)	(1,893)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	30	122	—	—	—	152
Share-based compensation - equity incentive plan	—	—	—	—	505	—	—	505
Forfeited equity incentive plan shares reissued in connection with 2021 LTI performance share grant (4,219 shares)	—	—	35	—	(35)	—	—	—
Common stock repurchased	(221,947)	(3)	(1,831)	—	—	—	—	(1,834)
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,504)	—	(1,504)
BALANCE AT MARCH 31, 2024	21,627,690	$216	$125,213	$(2,272)	$(2,174)	$138,450	$(23,637)	$235,796

BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910
Net income	—	—	—	—	—	2,303	—	2,303
Comprehensive income	—	—	—	—	—	—	2,585	2,585
Common stock held by ESOP committed to be released (67,377 shares)	—	—	39	116	—	—	—	155
Share-based compensation - equity incentive plan	—	—	—	—	145	—	—	145
Forfeited equity incentive plan shares (22,176 shares)	—	—	(202)	—	202	—	—	—
Forfeited equity incentive plan shares reissued (24,560 shares)	—	—	228	—	(228)	—	—	—
Common stock repurchased	(217,218)	(2)	(1,981)	—	—	—	—	(1,983)
Issuance of common stock in connection with equity incentive plan	115,824	1	1,076	—	(1,077)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,439)	—	(1,439)
BALANCE AT MARCH 31, 2025	20,774,319	$208	$118,486	$(1,790)	$(2,148)	$143,609	$(20,689)	$237,676

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)
	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,303	$2,961
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	142	(550)
Depreciation and amortization of premises and equipment	546	560
Net amortization (accretion) of purchase accounting adjustments	1	(71)
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and mortgage loans	263	291
Net amortization of deferred costs on mortgage loans	104	103
Net amortization of premiums on subordinated debt	10	10
Share-based compensation expense	145	505
ESOP expense	155	152
Gain on sale of mortgages	(7)	—
Net change in unrealized (loss) gain on marketable equity securities	5	(8)
Loss on the disposal of premises and equipment	—	6
Income from bank-owned life insurance	(473)	(453)
Net change in:
Accrued interest receivable	(221)	(94)
Other assets	(338)	(1,207)
Other liabilities	(3,970)	(1,127)
Net cash (used in) provided by operating activities	(1,241)	1,172

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	—	(1,100)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	3,390	3,126
Purchases of securities available-for-sale	(13,516)	(9,345)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	3,327	5,374
Purchases of marketable equity securities	(22)	(17)
Net loan originations and principal payments	(9,465)	1,895
Redemption of Federal Home Loan Bank of Boston stock	—	602
Purchases of premises and equipment	125	19
Proceeds from disposal of premises and equipment	—	12
Net cash (used in) provided by investing activities	(16,161)	566

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	65,946	3
Decrease in short-term borrowings	(870)	(4,630)
Cash dividends paid on common stock	(1,439)	(1,504)
Repurchase of common stock	(2,106)	(1,834)
Net cash provided by (used in) financing activities	61,531	(7,965)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	44,129	(6,227)
Beginning of period	66,450	28,840
End of period	$110,579	$22,613

Supplemental cash flow information:
Net change in cash due for available-for-sale securities purchases pending settlement	$(6,406)	$—
Net change in due to broker for common stock repurchased	(123)	—
Interest paid	12,926	10,153
Taxes paid	530	627

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2025

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2025, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results of operations for the year ending December 31, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2025 and 2024.

Earnings per common share for the three months ended March 31, 2025 and 2024 have been computed based on the following:

	Three Months Ended
	March 31,
	2025	2024
	(Dollars and shares in thousands)

Net income applicable to common stock	$2,303	$2,961

Average number of common shares issued	20,795	21,640
Less: Average unallocated ESOP shares	(220)	(291)
Less: Average unvested performance-based equity incentive plan shares	(190)	(168)

Average number of common shares outstanding used to calculate basic earnings per common share	20,385	21,181
Effect of dilutive performance-based equity incentive plan shares	129	90
Average number of common shares outstanding used to calculate diluted earnings per common share	20,514	21,271

Net income per common share:
Basic earnings per share	$0.11	$0.14
Diluted earnings per share	$0.11	$0.14

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	March 31, 2025	December 31, 2024
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(27,752)	$(31,236)
Tax effect	7,063	7,962
Net-of-tax amount	(20,689)	(23,274)

Accumulated other comprehensive loss	$(20,689)	$(23,274)

4.       INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,359	$—	$(2,607)	$16,752
Corporate bonds	9,000	50	(338)	8,712
Total debt securities	28,359	50	(2,945)	25,464

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,087	116	(23,729)	137,474
U.S. government guaranteed mortgage-backed securities	6,106	—	(1,244)	4,862
Total mortgage-backed securities	167,193	116	(24,973)	142,336

Total securities available-for-sale	195,552	166	(27,918)	167,800

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(217)	4,785
U.S. government guaranteed obligations	1,052	2	—	1,054
Total debt securities	6,054	2	(217)	5,839

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	195,503	75	(35,606)	159,972
Total mortgage-backed securities	195,503	75	(35,606)	159,972

Total securities held-to-maturity	201,557	77	(35,823)	165,811

Total	$397,109	$243	$(63,741)	$333,611

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,424	$—	$(2,966)	$16,458
Corporate bonds	5,000	—	(390)	4,610
Total debt securities	24,424	—	(3,356)	21,068

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,313	—	(26,535)	134,778
U.S. government guaranteed mortgage-backed securities	6,203	—	(1,345)	4,858
Total mortgage-backed securities	167,516	—	(27,880)	139,636

Total securities available-for-sale	191,940	—	(31,236)	160,704

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(275)	4,727
U.S. government guaranteed obligations	1,064	—	(3)	1,061
Total debt securities	6,066	—	(278)	5,788

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	198,970	13	(39,165)	159,818
Total mortgage-backed securities	198,970	13	(39,165)	159,818

Total securities held-to-maturity	205,036	13	(39,443)	165,606
Total	$396,976	$13	$(70,679)	$326,310

The following table presents the unrealized gains recognized on marketable equity securities for the periods indicated:

	Three Months Ended March 31
	2025	2024
	(Dollars in thousands)

Net (losses) gains recognized during the period on marketable equity securities	$(5)	$8
Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized (losses) gains recognized during the period on marketable equity securities still held at end of period	$(5)	$8

At March 31, 2025, U.S. Treasury securities with a fair value of $4.8 million, government-sponsored enterprise obligations with a fair value of $8.1 million and mortgage-backed securities with a fair value of $157.2 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2025, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due after one year through five years	$—	$—	$5,002	$4,785
Due after five years through ten years	22,368	19,428	—	—
Due after ten years	5,991	6,036	1,052	1,054
Total debt securities	$28,359	$25,464	$6,054	$5,839

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Due after one year through five years	$802	$785	$—	$—
Due after five years through ten years	5,503	5,390	2,353	2,257
Due after ten years	160,888	136,161	193,150	157,715
Total mortgage-backed securities	167,193	142,336	195,503	159,972
Total securities	$195,552	$167,800	$201,557	$165,811

There were no gross realized gains or losses on sales of securities available-for-sale for the three months ended March 31, 2025 and 2024. There were no sales of available-for-sale securities for the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $490,000 at March 31, 2025 and $472,000 at December 31, 2024, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $56,000 at March 31, 2025 and $123,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three months ended March 31, 2025 and 2024.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $438,000 at March 31, 2025 and $430,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at March 31, 2025 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company's securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at March 31, 2025 and December 31, 2024:

	March 31, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	7	$16,948	$296	1.7%	69	$99,325	$23,433	19.1%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,862	1,244	20.4
Government-sponsored enterprise obligations	3	4,408	13	0.3	3	12,344	2,594	17.4
Corporate bonds	—	—	—	—	2	4,663	338	6.8
Total securities available-for-sale	10	21,356	309		83	121,194	27,609

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,785	217	4.3%
Government-sponsored mortgage-backed securities	2	2,801	35	1.2	36	147,273	35,571	19.5
Total securities held-to-maturity	2	2,801	35		37	152,058	35,788

Total securities	12	$24,157	$344		120	$273,252	$63,397

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	9	$33,145	$584	1.7%	70	$99,529	$25,951	20.7%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,858	1,345	21.7
Government-sponsored enterprise obligations	3	4,452	19	0.4	3	11,988	2,947	19.7
Corporate bonds	—	—	—	—	2	4,610	390	7.8
Total securities available-for-sale	12	37,597	603		84	120,985	30,633

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,727	275	5.5%
U.S. government guaranteed obligations	1	1,061	3	0.3	—	—	—	—
Government-sponsored mortgage-backed securities	4	9,187	127	1.4	37	148,992	39,038	20.8
Total securities held-to-maturity	5	10,248	130		38	153,719	39,313

Total securities	17	$47,845	$733		122	$274,704	$69,946

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2025, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At March 31, 2025, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $27.9 million, or 14.3% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $31.2 million, or 16.2% of the amortized cost basis of the securities available-for-sale at December 31, 2024. At March 31, 2025, there were 93 securities available-for-sale in which the fair value was less than the amortized cost, compared to 96 securities available-for-sale at December 31, 2024.

At March 31, 2025, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $35.8 million, or 17.8%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $39.4 million, or 19.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2024. At March 31, 2025, there 39 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 43 securities held-to-maturity at December 31, 2024.

5.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	March 31,	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$881,105	$880,828
Owner occupied	191,582	194,904
Total commercial real estate	1,072,687	1,075,732

Residential real estate:
Residential one-to-four family	659,984	653,802
Home equity	123,804	121,857
Total residential real estate	783,788	775,659

Commercial and industrial	216,368	211,656

Consumer	3,865	4,391

Total gross loans	2,076,708	2,067,438
Plus: Unearned premiums and deferred loan fees and costs, net	2,853	2,751
Less: Allowance for credit losses	(19,669)	(19,529)
Net loans	$2,059,892	$2,050,660

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At March 31, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $919.6 million and $906.0 million, respectively. The outstanding balance of FHLB advances was $98.0 million at March 31, 2025 and at December 31, 2024, respectively.

At March 31, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank Discount Window (“FRB”) was $365.7 million and $377.0 million, respectively, with no outstanding borrowings at March 31, 2025 and at December 31, 2024.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2025 and December 31, 2024, the Company was servicing commercial loans participated out to various other institutions totaling $64.9 million and $65.3 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2025, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (151 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.32 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. There were no sales of residential real estate mortgages to the secondary market during the three months ended March 31, 2025 and 2024.

At March 31, 2025 and December 31, 2024, the Company was servicing residential mortgage loans owned by investors totaling $83.1 million and $84.8 million, respectively. Servicing fee income of $52,000 and $44,000 was recorded for the three months ended March 31, 2025 and 2024, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of year:	$436	$422
Amortization	(29)	(22)
Balance at the end of year	$407	$400
Fair value at the end of year	$779	$707

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

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million at March 31, 2025 and $7.4 million at December 31, 2024 and is excluded from the estimate of credit losses.

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

Commercial real estate loans. Loans in this segment include owner occupied and non-owner occupied commercial real estate, multi-family dwellings, and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. Typically, commercial real estate loans are secured by office buildings, apartment buildings, industrial properties, warehouses, retail facilities, hotels, assisted living facilities, and educational facilities. Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources for commercial real estate loans include operating income and cash flow generated by the real estate, sale of the real estate and, funds from any liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. The Company’s management (“Management”) obtains financial information annually and continually monitors the cash flows of these loans.

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

An analysis of changes in the allowance for credit losses by segment for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) for credit losses	48	56	55	10	—	169
Charge-offs	—	—	—	(61)	—	(61)
Recoveries	—	5	1	26	—	32
Balance at March 31, 2025	$13,725	$3,217	$2,533	$194	$—	$19,669

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision (reversal) for credit losses	(398)	(71)	(95)	114	—	(450)
Charge-offs	—	(7)	(1)	(59)	—	(67)
Recoveries	28	11	67	28	—	134
Balance at March 31, 2024	$14,771	$2,481	$2,508	$124	$—	$19,884

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision (reversal) for credit losses	(43)	17	(1)	—	—	(27)
Balance at March 31, 2025	$413	$273	$44	$—	$—	$730

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision (reversal) for credit losses	(111)	21	(10)	—	—	(100)
Balance at March 31, 2024	$264	$184	$49	$—	$—	$497

During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $142,000, compared to a reversal of credit losses of $550,000 during the three months ended March 31, 2024. The $142,000 provision for credit losses during the three months ended March 31, 2025 was comprised of a $169,000 provision for credit losses on loans, which was offset by a $27,000 reversal of credit losses on unfunded loan commitments related to the impact of lower unfunded loan commitments for the period.

During the three months ended March 31, 2024, the Company recorded a reversal of credit losses of $550,000, comprised of a $450,000 reversal of credit losses for loan losses and a $100,000 reversal of reserves on unfunded loan commitments primarily related to the impact of lower unfunded loan commitments.

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

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
March 31, 2025
Commercial real estate:
Non-owner occupied	$183	$160	$—	$343	$880,762	$881,105	$160
Owner occupied	—	—	—	—	191,582	191,582	321
Total	183	160	—	343	1,072,344	1,072,687	481
Residential real estate:
Residential one-to-four family	1,023	568	1,641	3,232	656,752	659,984	4,326
Home equity	290	199	385	874	122,930	123,804	584
Total	1,313	767	2,026	4,106	779,682	783,788	4,910
Commercial and industrial	—	—	1	1	216,367	216,368	618
Consumer	36	—	—	36	3,829	3,865	5
Total loans	$1,532	$927	$2,027	$4,486	$2,072,222	$2,076,708	$6,014

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2024
Commercial real estate:
Non-owner occupied	$285	$—	$—	$285	$880,543	$880,828	$—
Owner occupied	—	—	—	—	194,904	194,904	330
Total	285	—	—	285	1,075,447	1,075,732	330
Residential real estate:
Residential one-to-four family	1,747	569	983	3,299	650,503	653,802	3,965
Home equity	810	213	317	1,340	120,517	121,857	408
Total	2,557	782	1,300	4,639	771,020	775,659	4,373
Commercial and industrial	60	—	1	61	211,595	211,656	673
Consumer	10	—	—	10	4,381	4,391	5
Total loans	$2,912	$782	$1,301	$4,995	$2,062,443	$2,067,438	$5,381

At March 31, 2025 and December 31, 2024, total past due loans totaled $4.5 million, or 0.22% of total loans, and $5

.0 million, or 0.24% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at March 31, 2025 and December 31, 2024:

	As of March 31, 2025			For the Three Months Ended March 31, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$160	$160	$4
Owner occupied	—	321	321	4
Total	—	481	481	8
Residential real estate:
Residential one-to-four family	—	4,326	4,326	61
Home equity	—	584	584	17
Total		4,910	4,910	78
Commercial and industrial	—	618	618	39
Consumer	—	5	5	—

Total loans	$—	$6,014	$6,014	$125

	As of December 31, 2024			For the Year Ended December 31, 2024
	Nonperforming Loans with Allowance for Credit Loss	Nonperforming Loans Without Allowance for Credit Loss	Total Nonperforming Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	330	330	—
Total	—	330	330	—
Residential real estate:
Residential one-to-four family	—	3,965	3,965	192
Home equity	—	408	408	30
Total		4,373	4,373	222
Commercial and industrial	—	673	673	151
Consumer	—	5	5	—
Total loans	$—	$5,381	$5,381	$373

At March 31, 2025 and December 31, 2024, nonaccrual loans totaled $6.0 million, or 0.29% of total loans and $5.4 million, or 0.26% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2025 and 2024. At March 31, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. At March 31, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at March 31, 2025 or December 31, 2024.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At March 31, 2025, the Company had $1.2 million in individually evaluated commercial loans, collateralized by business assets, and $13.0 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of March 31, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,816	$—
Owner occupied	1,252	—
Total	8,068	—
Residential real estate:
Residential one-to-four family	4,326	—
Home equity	584	—
Total	4,910
Commercial and industrial	721	—
Consumer	—	—
Loans with no related allowance recorded	$13,699	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	487	148
Consumer	—	—
Loans with an allowance recorded	$487	$148
Total individually evaluated loans	$14,186	$148

	As of December 31, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,956	$—
Owner occupied	1,285	—
Total	8,241	—
Residential real estate:
Residential one-to-four family	4,333	—
Home equity	408	—
Total	4,741
Commercial and industrial	776	—
Consumer	—	—
Loans with no related allowance recorded	$13,758	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	494	156
Consumer	—	—
Loans with an allowance recorded	$494	$156
Total individually evaluated loans	$14,252	$156

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

There were no loan modifications granted based on borrower financial difficulty during the three months ended March 31, 2025 or for the year ended December 31, 2024. During the three months ended March 31, 2025 and 2024, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the three months ended March 31, 2025 or 2024.

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

The grades assigned and definitions are as follows: loans graded excellent, above average, good are classified as “Pass” for grading purposes (risk ratings 1-4). All loans risk rated Special Mention (5), Substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as Substandard, Doubtful, and Loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonaccrual residential real estate, home equity and consumer loans are risk rated as “Substandard” and individually evaluated.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of March 31, 2025 and December 31, 2024. The tables also summarize gross charge-offs by year of origination for the three months ended March 31, 2025 and for the year ended December 31, 2024.

	Term Loan Origination by Year						Revolving Loans
	Year-to-Date March 31, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$4,610	$51,109	$45,881	$189,362	$233,942	$455,266	$72,888	$—	$1,053,058
Special Mention (Rated 5)	—	—	—	—	—	9,850	—	—	9,850
Substandard (Rated 6)	—	—	—	—	—	9,779	—	—	9,779
Total commercial real estate loans	$4,610	$51,109	$45,881	$189,362	$233,942	$474,895	$72,888	$—	$1,072,687

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$4,610	$51,109	$45,881	$189,362	$233,942	$474,414	$72,888	$—	$1,072,206
Nonaccrual	—	—	—	—	—	481	—	—	481

Residential One-to-Four Family:
Pass	$18,131	$80,097	$59,412	$86,128	$86,668	$316,922	$7,748	$—	$655,106
Substandard	—	—	185	418	490	3,785	—	—	4,878
Total residential one-to-four family	$18,131	$80,097	$59,597	$86,546	$87,158	$320,707	$7,748	$—	$659,984

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$18,131	$80,097	$59,412	$86,128	$86,668	$317,474	$7,748	$—	$655,658
Nonaccrual	—	—	185	418	490	3,233	—	—	4,326

Home Equity:
Pass	$1,914	$9,043	$8,333	$8,414	$5,401	$15,435	$71,890	$2,790	$123,220
Substandard	—	12	—	112	—	—	453	7	584
Total home equity loans	$1,914	$9,055	$8,333	$8,526	$5,401	$15,435	$72,343	$2,797	$123,804

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$1,914	$9,043	$8,333	$8,414	$5,401	$15,435	$71,890	$2,790	$123,220
Nonaccrual	—	12	—	112	—	—	453	7	584

	Term Loans Originated by Year						Revolving Loans
	Year-to-Date March 31, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$5,316	$30,467	$17,904	$26,509	$26,319	$35,328	$63,214	$61	$205,118
Special Mention (Rated 5)	—	—	24	574	113	—	160	—	871
Substandard (Rated 6)	—	—	5,720	—	—	1,704	2,955	—	10,379
Total commercial and industrial loans	$5,316	$30,467	$23,648	$27,083	$26,432	$37,032	$66,329	$61	$216,368

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$5,316	$30,467	$23,648	$27,083	$26,432	$36,549	$66,194	$61	$215,750
Nonaccrual	—	—	—	—	—	483	135	—	618

Consumer:
Pass	$127	$656	$1,244	$668	$182	$230	$753	$—	$3,860
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$127	$656	$1,244	$668	$182	$235	$753	$—	$3,865

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$61	$61

Payment Performance:
Performing	127	656	1,244	668	182	230	753	—	$3,860
Nonaccrual	—	—	—	—	—	5	—	—	5

	As of and Year Ended December 31, 2024
	Term Loan Origination by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$51,726	$46,105	$175,159	$237,531	$108,165	$348,564	$84,083	$3,391	$1,054,724
Special Mention (Rated 5)	—	—	—	—	—	10,104	134	—	10,238
Substandard (Rated 6)	—	—	—	—	8,166	2,604	—	—	10,770
Total commercial real estate loans	$51,726	$46,105	$175,159	$237,531	$116,331	$361,272	$84,217	$3,391	$1,075,732

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$51,726	$46,105	$175,159	$237,531	$116,331	$360,942	$84,217	$3,391	$1,075,402
Nonperforming	—	—	—	—	—	330	—	—	330

Residential One-to-Four Family:
Pass	$79,180	$60,825	$87,635	$88,761	$119,302	$205,620	$7,821	$—	$649,144
Substandard	—	—	425	355	380	3,498	—	—	4,658
Total residential one-to-four family	$79,180	$60,825	$88,060	$89,116	$119,682	$209,118	$7,821	$—	$653,802

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$79,180	$60,825	$87,635	$88,761	$119,302	$206,313	$7,821	$—	$649,837
Nonperforming	—	—	425	355	380	2,805	—	—	3,965

Home Equity:
Pass	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Substandard	13	—	70	—	—	—	317	8	408
Total home equity loans	$9,522	$8,699	$9,266	$5,801	$6,264	$9,998	$69,237	$3,070	$121,857

Current period gross charge-offs	$—	$—	$20	$—	$—	$7	$—	$99	$126

Payment Performance:
Performing	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Nonperforming	13	—	70	—	—	—	317	8	408

	As of and Year Ended December 31, 2024
	Term Loans Originated by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$29,346	$19,096	$27,609	$27,371	$14,859	$22,117	$58,852	$64	$199,314
Special Mention (Rated 5)	—	25	590	125	—	328	99	—	1,167
Substandard (Rated 6)	—	5,872	—	—	376	1,547	3,380	—	11,175
Total commercial and industrial loans	$29,346	$24,993	$28,199	$27,496	$15,235	$23,992	$62,331	$64	$211,656

Current period gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$9	$65

Payment Performance:
Performing	$29,346	$24,993	$28,199	$27,496	$15,235	$23,468	$62,182	$64	$210,983
Nonperforming	—	—	—	—	—	524	149	—	673

Consumer:
Pass	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$839	$1,421	$842	$271	$45	$150	$823	$—	$4,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$228	$228

Payment Performance:
Performing	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Nonperforming	—	—	—	—	—	5	—	—	5

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	March 31, 2025	December 31, 2024
	(Dollar in thousands)
Criticized loans:
Special Mention	$10,721	$11,405
Substandard	25,625	27,016
Total criticized loans	$36,346	$38,421
Total criticized loans as a percentage of total loans	1.7%	1.9%

At March 31, 2025 and December 31, 2024, the Company did not have any loans rated Doubtful or Loss.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At March 31, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At March 31, 2025 and December 31, 2024, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the three months ended March 31, 2025, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2025 and 2024. At March 31, 2025, future amortization of the core deposit intangible totaled $375,000 for each of the next three years and $219,000 thereafter.

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

The Committee selected Return on Equity (“ROE”) and Earnings per Share (“EPS”) as the primary performance metrics for the 2022 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2022 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch	Actual

December 31, 2022	7.79%	8.20%	8.61%	11.85%
December 31, 2023	7.93%	8.35%	8.77%	6.47%
December 31, 2024	8.03%	8.45%	8.87%	4.93%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$2.35	$2.61	$2.85	$2.44

At December 31, 2024, the three-year performance period for the 2022 LTI Plan ended. Of the 59,688 performance-based shares granted in 2022, based on achieving 58.7% of target, 31,460 performance-based shares vested on March 7, 2025, and were eligible to be issued to recipients.

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

2025 Long-Term Incentive Plan.

In March 2025, the Committee granted 140,384 shares under the 2025 Long-Term LTI Plan (the “2025 LTI Plan”). Of the 140,384 shares granted, 70,192 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 70,192 shares, or 50% of the share granted, were performance-based restricted shares that are subject to the achievement of the 2025 LTI Plan performance metrics.

The Committee selected ROE and EPS as the primary performance metrics for the 2025 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2025 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch

December 31, 2025	5.12%	6.10%	7.32%
December 31, 2026	6.10%	7.24%	8.69%
December 31, 2027	6.52%	7.76%	9.31%

	EPS Metrics
Performance Period Ending	Threshold	Target	Stretch

Three-Year Cumulative Diluted EPS	$2.10	$2.50	$3.00

At March 31, 2025, there were 5,379 remaining shares available to grant under the 2021 Omnibus Plan.

A summary of the status of unvested restricted stock awards at March 31, 2025 and 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	115,824	9.30
Forfeited shares reissued	24,560	9.30
Shares forfeited	(22,176)	9.12
Shares vested	(31,460)	9.12
Balance at March 31, 2025	341,480	9.11

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares vested	(69,376)	8.34
Balance at March 31, 2024	338,308	8.98

We recorded total expense for restricted stock awards of $145,000 and $505,000 for the three months ended March 31, 2025 and 2024, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company’s overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At March 31, 2025, the Company pledged $919.6 million of eligible collateral to support its borrowing capacity at the FHLB.

There were no short-term FHLB advances outstanding at March 31, 2025 and December 31, 2024. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At March 31, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Ideal Way line of credit. At March 31, 2025, the Company had an immediate availability to borrow an additional $447.5 million from the FHLB, including the Ideal Way line of credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $4.5 million with a weighted average rate of 4.33% at March 31, 2025 and $5.4 million with a weighted average rate of 4.33% at December 31, 2024, respectively.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “Discount Window”). At March 31, 2025 and December 31, 2024, the Company had an available line of credit of $378.5 million and $382.9 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio not otherwise pledged. At March 31, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of March 31, 2025 and December 31, 2024, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. At March 31, 2025 and December 31, 2024, long-term debt consisted of $98.0 million in outstanding FHLB advances with a weighted average fixed rate of 4.97%.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At March 31, 2025, $19.8 million aggregate principal amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $239,000 as of March 31, 2025, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $10,000 for both the three months ended March 31, 2025 and 2024, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of March 31, 2025 and December 31, 2024.

March 31, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		$5,300
Interest rate swap – with dealer counterparties		5,300		—
Total derivatives	Other Assets	$5,300	Other Liabilities	$5,300

December 31, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		5,883
Interest rate swap – with dealer counterparties		5,883		—
Total derivatives	Other Assets	$5,883	Other Liabilities	$5,883

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income for the three months ended March 31, 2025 and 2024.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
	(Dollars in thousands)

	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$—	$443

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$—	$(201)
Derivatives designated as hedging instruments	—	644

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the three months ended March 31, 2025 and 2024, respectively.

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

At March 31, 2025, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of March 31, 2025, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$167,800	$—	$167,800
Marketable equity securities	414	—	—	414
Interest rate swaps	—	5,300	—	5,300
Total assets	$414	$173,100	$—	$173,514

Liabilities:
Interest rate swaps	$—	$5,300	$—	$5,300

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,704	$—	$160,704
Marketable equity securities	397	—	—	397
Interest rate swaps	—	5,883	—	5,883
Total assets	$397	$166,587	$—	$166,984

Liabilities:
Interest rate swaps	$—	$5,883	$—	$5,883

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at March 31, 2025 and December 31, 2024.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no collateral dependent loans measured at fair value on a nonrecurring basis as of March 31, 2025. The following table summarize the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2024.

Three Months Ended
	At December 31, 2024			March 31, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$325	$—

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$110,579	$110,579	$—	$—	$110,579
Securities held-to-maturity	201,557	4,785	161,026	—	165,811
Securities available-for-sale	167,800	—	167,800	—	167,800
Marketable equity securities	414	414	—	—	414
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,059,892	—	—	1,924,214	1,924,214
Accrued interest receivable	8,689	—	—	8,689	8,689
Mortgage servicing rights	407	—	779	—	779
Derivative asset	5,300	—	5,300	—	5,300

Liabilities:
Deposits	2,328,593	—	—	2,326,860	2,326,860
Short-term borrowings	4,520	—	4,520	—	4,520
Long-term debt	98,000	—	98,986	—	98,986
Subordinated debt	19,761	—	16,088	—	16,088
Accrued interest payable	880	—	—	880	880
Derivative liabilities	5,300	—	5,300	—	5,300

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,450	$66,450	$—	$—	$66,450
Securities held-to-maturity	205,036	4,727	160,879	—	165,606
Securities available-for-sale	160,704	—	160,704	—	160,704
Marketable equity securities	397	397	—	—	397
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,050,660	—	—	1,894,621	1,894,621
Accrued interest receivable	8,468	—	—	8,468	8,468
Mortgage servicing rights	436	—	826	—	826
Derivative asset	5,883	—	5,883	—	5,883

Liabilities:
Deposits	2,262,647	—	—	2,261,666	2,261,666
Short-term borrowings	5,390	—	5,390	—	5,390
Long-term debt	98,000	—	98,835	—	98,835
Subordinated debt	19,751	—	15,876	—	15,876
Accrued interest payable	903	—	—	903	903
Derivative liabilities	5,883	—	5,883	—	5,883

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280), which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis. It also requires companies to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This ASU, as amended, became effective for the Company in the consolidated financial statements for the year ended December 31, 2024 (see Note 13 – Segment) and did not have a material impact on the Company’s consolidated financial statements. In addition, this ASU, as amended, will be effective for interim periods beginning in 2025 and did not have a material impact on the Company’s consolidated financial statements.

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

13. SEGMENT

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2025 in the context of this strategy.

●	Net income was $2.3 million, or $0.11 per diluted share, for the three months ended March 31, 2025, compared to net income of $3.0 million, or $0.14 per diluted share, for the three months ended March 31, 2024.

●	During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $142,000, compared to a reversal of credit losses of $550,000 during the three months ended March 31, 2024. The increase was primarily due to changes in the most recent macroeconomic forecast.

●	Net interest income increased $188,000, or 1.2%, to $15.5 million, for the three months ended March 31, 2025, from $15.3 million for the three months ended March 31, 2024. The increase in net interest income was due to an increase in interest and dividend income of $1.8 million, or 6.9%, partially offset by an increase in interest expense of $1.6 million, or 14.6%. The increase in interest expense was primarily due to an increase in average interest-bearing deposits of $156.1 million, or 9.9%, and an increase in the average cost of interest-bearing deposit accounts of 29 basis points from the three months ended March 31, 2024 to the three months ended March 31, 2025.

CRITICAL ACCOUNTING POLICIES.

Our consolidated financial statements are prepared in accordance with GAAP and practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions, and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Actual results could differ from those estimates.

Critical accounting estimates are necessary in the application of certain accounting policies and procedures, and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions.

There have been no material changes to our critical accounting policies during the three months ended March 31, 2025. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2024 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2025 AND DECEMBER 31, 2024

At March 31, 2025, total assets were $2.7 billion, an increase of $56.2 million, or 2.1%, from December 31, 2024. The increase in total assets was primarily due to an increase in total gross loans of $9.3 million, or 0.5%, an increase in cash and cash equivalents of $44.1 million, or 66.4%, and an increase in investment securities of $3.6 million, or 1.0%.

At March 31, 2025, the investment securities portfolio totaled $369.8 million, or 13.6% of total assets, compared to $366.1 million, or 13.8% of total assets, at December 31, 2024. At March 31, 2025, the Company’s available-for-sale securities portfolio, recorded at fair market value, increased $7.1 million, or 4.4%, from $160.7 million at December 31, 2024 to $167.8 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $3.4 million, or 1.7%, from $205.0 million at December 31, 2024 to $201.6 million at March 31, 2025.

At March 31, 2025, the Company reported unrealized losses on the available-for-sale securities portfolio of $27.8 million, or 14.2% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities at December 31, 2024. At March 31, 2025, the Company reported unrealized losses on the held-to-maturity securities portfolio of $35.8 million, or 17.8% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2024.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $8.7 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At March 31, 2025 and December 31, 2024, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the FHLB as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization and payoffs, which support’s the Bank’s objective to provide liquidity.

Total gross loans increased $9.3 million, or 0.5%, from $2.1 billion, or 77.9% of total assets, at December 31, 2024 to $2.1 billion, or 76.7% of total assets, at March 31, 2025. The increase in total gross loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $8.1 million, or 1.0%, and an increase in commercial and industrial loans of $4.7 million, or 2.2%. These increases were partially offset by a decrease in commercial real estate loans of $3.0 million, or 0.3%, and a decrease in consumer loans of $526,000, or 12.0%.

Total delinquency was $4.5 million, or 0.22% of total loans, at March 31, 2025, compared to $5.0 million, or 0.24% of total loans at December 31, 2024. At March 31, 2025, nonaccrual loans totaled $6.0 million, or 0.29% of total loans, compared to $5.4 million, or 0.26% of total loans, at December 31, 2024. At March 31, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. Total nonaccrual assets totaled $6.0 million, or 0.22% of total assets, at March 31, 2025, compared to $5.4 million, or 0.20% of total assets, at December 31, 2024. At March 31, 2025 and December 31, 2024, the Company did not have any other real estate owned. We continue to maintain diversity among property types and within our geographic footprint. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

At March 31, 2025, the allowance for credit losses was $19.7 million, or 0.95% of total loans and 327.1% of nonaccrual loans, compared to $19.5 million, or 0.94% of total loans and 362.9% of nonaccrual loans, at December 31, 2024. Total criticized loans, defined as special mention and substandard loans, decreased $2.1 million, or 5.5%, from $38.4 million, or 1.9% of total loans, at December 31, 2024 to $36.3 million, or 1.7% of total loans, at March 31, 2025.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At March 31, 2025, the commercial real estate portfolio totaled $1.1 billion, and represented 51.7% of total loans. Of the $1.1 billion, $881.1 million, or 82.1%, was categorized as non-owner occupied commercial real estate and represented 325.8% of the Bank’s total risk-based capital.

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

The Company holds a concentration in commercial real estate loans. As of March 31, 2025, construction, land development and other land loans represented 35.3% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 8.6%.

The management team has extensive experience in underwriting commercial real estate loans and has implemented and continues to maintain heightened risk management procedures and strong underwriting criteria with respect to its commercial real estate portfolio. The Company’s Board of Directors (the “Board”) has established internal maximum limits on CRE as an asset class overall as well as sub limits within CRE by property class, to better manage and control the exposure to property classes during periods of changing economic conditions. The Board also has minimum targets for regulatory capital ratios that are in excess of well capitalized ratios.

Our risk management process begins with a robust underwriting program. The underwriting and risk rating of all loans is completed by the Company’s Credit Department that is independent of the originating lender(s).

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of March 31, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital (1)
(Dollars in thousands)

Office Portfolio	$175,798	$22,212	$198,010	18.5%	9.5%	73.2%
Apartment	177,907	—	177,907	16.6%	8.6%	65.8%
Industrial	118,765	51,029	169,794	15.8%	8.2%	62.8%
Retail	108,909	6,986	115,895	10.8%	5.6%	42.8%
Other	36,208	30,448	66,656	6.2%	3.2%	24.6%
Mixed Use	70,654	6,272	76,926	7.2%	3.7%	28.4%
Hotel/Hospitality	42,735	—	42,735	4.0%	2.1%	15.8%
Automotive Sales	2,668	36,016	38,684	3.6%	1.9%	14.3%
Adult Care/Assisted Living	31,414	6,119	37,533	3.5%	1.8%	13.9%
Self-Storage	36,281	313	36,594	3.4%	1.8%	13.5%
Student Housing	21,926	—	21,926	2.0%	1.0%	8.1%
Warehouse	24,041	9,891	33,932	3.2%	1.6%	12.6%
Shopping Center	22,660	6,758	29,418	2.7%	1.4%	10.9%
School/Higher Education	11,139	15,538	26,677	2.5%	1.3%	9.9%
Total commercial real estate	$881,105	$191,582	$1,072,687	100.0%	51.7%	396.6%
% of Total Bank Risk-Based Capital (1)	325.8%	70.8%	396.6%
% of Total CRE loans	82.1%	17.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At March 31, 2025, of the $1.1 billion in commercial real estate loans, $881.1 million, or 82.1% of total commercial real estate loans, were categorized as non-owner occupied and represented 325.8% of total bank risk-based capital.

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

At December 31, 2024, of the $1.1 billion in commercial real estate loans, $880.8 million, or 81.9% of total commercial real estate loans, were categorized as non-owner occupied and represented 325.2% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of March 31, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
		(Dollars in thousands)

Apartment	$112,213	$39,024	$—	$26,670	$—	$—	$177,907	65.8%	54.6%
Office	62,005	62,462	39,977	—	11,354	—	175,798	65.0%	63.8%
Industrial	65,547	33,728	—	14,983	—	4,507	118,765	43.9%	57.9%
Retail	54,843	23,291	13,657	6,182	10,936	—	108,909	40.3%	53.4%
Mixed Use	31,528	21,433	—	12,998	—	4,695	70,654	26.1%	57.3%
Other	29,523	5,861	700	—	124	—	36,208	13.4%	55.6%
Hotel/Hospitality	20,621	22,114	—	—	—	—	42,735	15.8%	52.6%
Adult Care/Assisted Living	14,932	16,482	—	—	—	—	31,414	11.6%	58.4%
Self-Storage	26,500	9,001	780	—	—	—	36,281	13.4%	63.3%
Student Housing	3,695	15,226	2,660	—	—	345	21,926	8.1%	61.9%
Shopping Center	6,834	15,826	—	—	—	—	22,660	8.4%	50.6%
Warehouse	17,360	4,973	—	—	—	1,708	24,041	8.9%	42.2%
School/Higher Education	11,139	—	—	—	—	—	11,139	4.1%	44.6%
Automotive Sales	2,668	—	—	—	—	—	2,668	1.0%	38.9%
Total Non-Owner CRE	$459,408	$269,421	$57,774	$60,833	$22,414	$11,255	$881,105	325.8%	57.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2024:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
		(Dollars in thousands)

Apartment	$114,922	$37,212	$—	$27,740	$—	$—	$179,874	66.4%	54.7%
Office	62,554	62,906	40,237	—	11,405	—	177,102	65.4%	64.4%
Industrial	60,192	35,438	—	14,992	—	6,041	116,663	43.1%	56.0%
Retail	55,555	23,551	13,752	6,219	10,859	—	109,936	40.6%	55.4%
Mixed Use	31,899	21,552	—	13,062	—	4,713	71,226	26.3%	57.7%
Other	30,449	5,949	707	—	126	—	37,231	13.7%	55.3%
Hotel/Hospitality	20,813	22,320	—	—	—	—	43,133	15.9%	51.8%
Adult Care/Assisted Living	15,089	16,546	—	—	—	—	31,635	11.7%	58.6%
Self-Storage	24,433	8,548	784	—	—	—	33,765	12.5%	63.0%
Student Housing	3,717	15,323	2,660	—	—	347	22,047	8.1%	72.4%
Shopping Center	7,176	16,017	—	—	—	—	23,193	8.6%	50.9%
Warehouse	17,406	3,319	—	—	—	217	20,942	7.7%	44.5%
School/Higher Education	11,376	—	—	—	—	—	11,376	4.2%	45.0%
Automotive Sales	2,705	—	—	—	—	—	2,705	1.0%	39.5%
Total Non-Owner CRE	$458,286	$268,681	$58,140	$62,013	$22,390	$11,318	$880,828	325.2%	57.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of March 31, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	57.2%
Automotive Sales	29,389	6,627	—	—	36,016	13.3%	59.2%
School/Higher Education	15,538	—	—	—	15,538	5.7%	66.1%
Industrial	42,077	8,391	—	561	51,029	18.9%	52.1%
Mixed Use	5,697	575	—	—	6,272	2.3%	52.6%
Office	19,720	2,492	—	—	22,212	8.2%	57.0%
Retail	6,986	—	—	—	6,986	2.6%	52.5%
Shopping Center	4,616	2,142	—	—	6,758	2.5%	56.8%
Self-Storage	313	—	—	—	313	0.1%	20.1%
Warehouse	9,525	366	—	—	9,891	3.7%	62.9%
Other	21,305	8,238	905	—	30,448	11.3%	49.5%
Total Owner Occupied CRE	$155,166	$28,831	$7,024	$561	$191,582	70.8%	55.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	29,858	6,696	—	—	36,554	13.5%	59.8%
School/Higher Education	15,730	—	—	—	15,730	5.8%	66.8%
Industrial	42,456	8,594	—	568	51,618	19.1%	52.7%
Mixed Use	5,820	582	—	—	6,402	2.4%	53.0%
Office	20,477	2,536	—	—	23,013	8.5%	57.2%
Retail	7,105	—	—	—	7,105	2.6%	53.4%
Shopping Center	5,358	2,160	—	—	7,518	2.8%	56.5%
Self-Storage	329	—	—	—	329	0.1%	20.5%
Warehouse	9,671	374	—	—	10,045	3.7%	63.2%
Other	21,773	7,782	916	—	30,471	11.2%	49.4%
Total Owner Occupied CRE	$158,577	$28,724	$7,035	$568	$194,904	72.0%	56.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $198.0 million, or 73.2% of total bank risk-based capital and $200.1 million, or 73.9% of total bank risk-based capital, as of March 31, 2025 and December 31, 2024, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

March 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
(Dollars in thousands)
Collateral Type:
Office/Medical	$106,116	$10,542	$116,658	58.9%	43.2%
Office/Professional Metro	3,664	8,075	11,739	5.9%	4.3%
Office/Professional Suburban	38,747	3,291	42,038	21.2%	15.5%
Office/Professional Urban	27,271	304	27,575	13.9%	10.2%
Total Office Portfolio	$175,798	$22,212	$198,010	100.0%	73.2%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
(Dollars in thousands)
Collateral Type:
Office/Medical	$106,884	$10,760	$117,644	58.8%	43.4%
Office/Professional Metro	3,693	8,259	11,952	6.0%	4.4%
Office/Professional Suburban	39,336	3,681	43,017	21.5%	15.9%
Office/Professional Urban	27,189	313	27,502	13.7%	10.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 41.3% at March 31, 2025 and 41.5%, at December 31, 2024, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

March 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
(Dollars in thousands)
By State:
Massachusetts	$62,005	$19,720	$81,725	41.3%	30.2%
Connecticut	62,462	2,492	64,954	32.8%	24.0%
New Hampshire	39,977	—	39,977	20.2%	14.8%
Other	11,354	—	11,354	5.7%	4.2%
Total Office Portfolio	$175,798	$22,212	$198,010	100.0%	73.2%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
(Dollars in thousands)
By State:
Massachusetts	$62,554	$20,477	$83,031	41.5%	30.7%
Connecticut	62,906	2,536	65,442	32.7%	24.2%
New Hampshire	40,237	—	40,237	20.1%	14.9%
Other	11,405	—	11,405	5.7%	4.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

March 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$167,873	$21,204	$189,077	95.5%	69.9%
Special Mention	7,925	703	8,628	4.4%	3.2%
Substandard	—	305	305	0.1%	0.1%
Total Office Portfolio	$175,798	$22,212	$198,010	100.0%	73.2%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$169,177	$21,632	$190,809	95.4%	70.5%
Special Mention	7,925	724	8,649	4.3%	3.2%
Substandard	—	657	657	0.3%	0.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Deposits.

At March 31, 2025, total deposits were $2.3 billion and increased $66.0 million, or 2.9%, from December 31, 2024. Core deposits, which the Company defines as all deposits except time deposits, increased $70.2 million, or 4.5%, from $1.6 billion, or 68.9% of total deposits, at December 31, 2024, to $1.6 billion, or 70.0% of total deposits, at March 31, 2025. Non-interest-bearing deposits increased $24.4 million, or 4.3%, to $590.0 million, and represent 25.3% of total deposits, money market accounts increased $45.7 million, or 6.9%, to $707.2 million, savings accounts increased $9.8 million, or 5.4%, to $191.4 million and interest-bearing checking accounts decreased $9.6 million, or 6.4%, to $140.8 million.

Time deposits decreased $4.3 million, or 0.6%, from $703.6 million at December 31, 2024 to $699.3 million at March 31, 2025. Brokered time deposits, which are included in time deposits, totaled $1.7 million at March 31, 2025 and at December 31, 2024. The Company has experienced growth and movement in both money market accounts and non-interest-bearing deposits as a result of seasonal customer behaviors, relationship pricing, and the current interest rate environment, as opposed to time deposit specials or interest rate adjustments. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market. At March 31, 2025, the Bank’s uninsured deposits totaled $665.6 million, or 28.6% of total deposits, compared to $643.6 million, or 28.4% of total deposits, at December 31, 2024.

The table below is a summary of our deposit balances for the periods noted:

	March 31, 2025	December 31, 2024	March 31, 2024
	(Dollars in thousands)
Core Deposits:
Demand accounts	$589,996	$565,620	$559,928
Interest-bearing accounts	140,769	150,348	125,377
Savings accounts	191,398	181,618	190,732
Money market accounts	707,153	661,478	624,474
Total Core Deposits	$1,629,316	$1,559,064	$1,500,511

Time Deposits:	699,277	703,583	643,236
Total Deposits:	$2,328,593	$2,262,647	$2,143,747

At March 31, 2025, total borrowings decreased $860,000, or 0.7%, from $123.1 million at December 31, 2024 to $122.3 million. At March 31, 2025, short-term borrowings decreased $870,000, or 16.1%, to $4.5 million, compared to $5.4 million at December 31, 2024. Long-term borrowings were $98.0 million at March 31, 2025 and December 31, 2024. At March 31, 2025 and December 31, 2024, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes. As of March 31, 2025, the Company had $447.5 million of additional borrowing capacity at the FHLB, $378.5 million of additional borrowing capacity under the Federal Reserve Bank Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

At March 31, 2025, shareholders’ equity was $237.7 million, or 8.8% of total assets, compared to $235.9 million, or 8.9% of total assets, at December 31, 2024. The change was primarily attributable to a decrease in accumulated other comprehensive loss of $2.6 million, cash dividends paid of $1.4 million, repurchase of shares at a cost of $2.0 million, partially offset by net income of $2.3 million. At March 31, 2025, total shares outstanding were 20,774,319. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND MARCH 31, 2024

General.

Net income was $2.3 million, or $0.11 per diluted share, for the three months ended March 31, 2025, compared to net income of $3.0 million, or $0.14 per diluted share, for the three months ended March 31, 2024. Net interest income, our primary driver of revenues, increased $188,000, or 1.2%, to $15.5 million for the three months ended March 31, 2025, from $15.3 million for the three months ended March 31, 2024.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2025 and 2024, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,073,486	$25,105	4.91%	$2,021,713	$24,351	4.84%
Securities(2)	365,371	2,422	2.69	359,493	2,114	2.37
Other investments - at cost	14,819	191	5.23	12,494	136	4.38
Short-term investments(3)	76,039	840	4.48	9,386	113	4.84
Total interest-earning assets	2,529,715	28,558	4.58	2,403,086	26,714	4.47
Total non-interest-earning assets	156,733			154,410
Total assets	$2,686,448			$2,557,496

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$140,960	$250	0.72%	$135,559	$234	0.69%
Savings accounts	183,869	40	0.09	186,125	39	0.08
Money market accounts	704,215	3,968	2.29	626,267	2,587	1.66
Time deposits	702,748	7,118	4.11	627,699	6,433	4.12
Total interest-bearing deposits	1,731,792	11,376	2.66	1,575,650	9,293	2.37
Short-term borrowings and long-term debt	122,786	1,527	5.04	160,802	1,965	4.91
Interest-bearing liabilities	1,854,578	12,903	2.82	1,736,452	11,258	2.61
Non-interest-bearing deposits	569,638			557,711
Other non-interest-bearing liabilities	25,464			27,078
Total non-interest-bearing liabilities	595,102			584,789

Total liabilities	2,449,680			2,321,241
Total equity	236,768			236,255
Total liabilities and equity	$2,686,448			$2,557,496
Less: Tax-equivalent adjustment(2)		(121)			(110)
Net interest and dividend income		$15,534			$15,346
Net interest rate spread(4)			1.74%			1.85%
Net interest rate spread, on a tax equivalent basis(5)			1.76%			1.86%
Net interest margin(6)			2.49%			2.57%
Net interest margin, on a tax equivalent basis(7)			2.51%			2.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.40%			138.39%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.

(8)	Annualized.

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

	Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(In thousands)
Loans (1)	$518	$236	$754
Investment securities (1)	26	282	308
Other investments - at cost	24	31	55
Short-term investments	795	(68)	727
Total interest-earning assets	1,363	481	1,844

Interest-bearing liabilities
Interest-bearing checking accounts	8	8	16
Savings accounts	(1)	2	1
Money market accounts	309	1,072	1,381
Time deposits	737	(52)	685
Short-term borrowing and long-term debt	(469)	31	(438)
Total interest-bearing liabilities	584	1,061	1,645
Change in net interest and dividend income (1)	$779	$(580)	$199

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

Net interest income increased $188,000, or 1.2%, to $15.5 million, for the three months ended March 31, 2025, from $15.3 million for the three months ended March 31, 2024. The increase in net interest income was due to an increase in interest and dividend income of $1.8 million, or 6.9%, partially offset by an increase in interest expense of $1.6 million, or 14.6%. The increase in interest expense was primarily due to an increase in average interest-bearing deposits of $156.1 million, or 9.9%, and an increase in the average cost of interest-bearing deposit accounts of 29 basis points from the three months ended March 31, 2024 to the three months ended March 31, 2025. As a result, the net interest margin decreased from 2.57% for the three months ended March 31, 2024, to 2.49% for the three months ended March 31, 2025. The net interest margin, on a tax-equivalent basis, was 2.51% for the three months ended March 31, 2025, compared to 2.59% for the three months ended March 31, 2024.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 11 basis points from 4.45% for the three months ended March 31, 2024 to 4.56% for the three months ended March 31, 2025. The average loan yield, without the impact of tax-equivalent adjustments, was 4.89% for the three months ended March 31, 2025, compared to 4.82% for the three months ended March 31, 2024. During the three months ended March 31, 2025, average interest-earning assets increased $126.6 million, or 5.3%, to $2.5 billion, primarily due to an increase in average loans of $51.8 million, or 2.6%, an increase in average short-term investments, consisting of cash and cash equivalents, of $66.7 million, an increase in average securities of $5.9 million, or 1.6%, and an increase in average other investments of $2.3 million, or 18.6%.

The average cost of total funds, including non-interest bearing accounts and borrowings, increased 19 basis points from 1.97% for the three months ended March 31, 2024, to 2.16% for the three months ended March 31, 2025. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 32 basis points from 0.76% for the three months ended March 31, 2024 to 1.08% for the three months ended March 31, 2025. The average cost of time deposits decreased one basis point from 4.12% for the three months ended March 31, 2024 to 4.11% for the three months ended March 31, 2025. The average cost of borrowings, including subordinated debt, increased 13 basis points from 4.91% for the three months ended March 31, 2024 to 5.04% for the three months ended March 31, 2025. Average demand deposits, an interest-free source of funds, increased $11.9 million, or 2.1%, from $557.7 million, or 26.1% of total average deposits, for the three months ended March 31, 2024, to $569.6 million, or 24.8% of total average deposits, for the three months ended March 31, 2025.

Provision for (Reversal of) Credit Losses.

The provision for credit losses is reviewed by management based upon our evaluation of economic and business conditions affecting our key lending areas and other conditions, such as new loan products, credit quality trends (including trends in nonaccrual loans expected to result from existing conditions), collateral values, loan volumes and concentrations, specific industry conditions using reasonable and supportable forecasts and the impact that such conditions were believed to have had on the collectability of the loan portfolio.

During the three months ended March 31, 2025, the Company recorded a provision for credit losses of $142,000, compared to a reversal of credit losses of $550,000 during the three months ended March 31, 2024. The increase was primarily due to changes in the most recent macroeconomic forecast. The provision for credit losses was also determined by a number of factors: the continued stable credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions. Management will continue to monitor macroeconomic variables related to the interest rate environment, the continued discussion on tariffs and the concerns of an economic downturn. Management believes it is appropriately reserved for the current economic environment.

During the three months ended March 31, 2025, the Company recorded net charge-offs of $29,000, compared to net recoveries of $67,000 for the three months ended March 31, 2024. Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

Non-interest income increased $85,000, or 3.2%, from $2.7 million, for the three months ended March 31, 2024 to $2.8 million for the three months ended March 31, 2025, primarily due to a $65,000, or 2.9%, increase in service charges and fees and an increase in income from BOLI of $20,000, or 4.4%.

Non-Interest Expense.

Non-interest expense increased $402,000, or 2.7%, from $14.8 million for the three months ended March 31, 2024 to $15.2 million for the three months ended March 31, 2025. Salaries and benefits increased $169,000, or 2.0%, advertising expense increased $80,000, or 22.9%, occupancy expense increased $49,000, or 3.6%, debit card processing and ATM network costs increased $25,000, or 4.5%, FDIC insurance expense increased $21,000, or 5.1%, data processing expense increased $20,000, or 2.3%, furniture and equipment expense increased $3,000, or 0.6%, and other non-interest expense increased $98,000, or 7.8%. These increases were partially offset by decrease in software related expenses of $40,000, or 5.7%, and a decrease in professional fees of $23,000, or 4.0%.

For the three months ended March 31, 2025 and the three months ended March 31, 2024, the efficiency ratio was 83.0% and 82.0%, respectively. For the three months ended March 31, 2025, the adjusted efficiency ratio, a non-GAAP financial measure, was 83.0% compared to 82.0% for the three months ended March 31, 2024. The increases in the efficiency ratio and the adjusted efficiency ratio were driven by higher expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

For the three months ended March 31, 2025, income tax expense was $664,000, with an effective tax rate of 22.4%, compared to $827,000, with an effective tax rate of 21.8%, for the three months ended March 31, 2024.

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

	For the three months ended
	3/31/2025	3/31/2024
	(Dollars in thousands)

Loans (no tax adjustment)	$24,984	$24,241
Tax-equivalent adjustment (1)	121	110
Loans (tax-equivalent basis)	$25,105	$24,351

Net interest income (no tax adjustment)	$15,534	$15,346
Tax equivalent adjustment (1)	121	110
Net interest income (tax-equivalent basis)	$15,655	$15,456

Average interest-earning assets	$2,529,715	$2,403,086
Net interest margin (no tax adjustment)	2.49%	2.57%
Net interest margin, tax-equivalent	2.51%	2.59%

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$15,184	$14,782

Net Interest Income (GAAP)	$15,534	$15,346

Non-interest Income (GAAP)	$2,759	$2,674
Non-GAAP adjustments:
Loss on disposal of premises and equipment	—	6
Unrealized loss (gain) on marketable equity securities	5	(8)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,764	$2,672
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$18,298	$18,018

Efficiency Ratio (GAAP)	83.00%	82.03%

Adjusted Efficiency Ratio (Non-interest Expense for Adjusted Efficiency Ratio (non-GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	82.98%	82.04%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for all periods presented.

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

At March 31, 2025 and December 31, 2024, outstanding borrowings from the FHLB were $98.0 million. At March 31, 2025, we had $447.5 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $378.5 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2025 and December 31, 2024, there were no advances outstanding under the FRB Discount Window.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2025 and December 31, 2024, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At March 31, 2025, the Company had approximately $173.4 million in loan commitments and letters of credit to borrowers and approximately $358.5 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At March 31, 2025, time deposit accounts scheduled to mature within one year totaled $668.3 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its banking software system provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of March 31, 2025 were estimated to be $5.5 million, with the total amount of $5.5 million expected to be paid within one year. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $8.7 million as of March 31, 2025. Principal payments expected to be made on our lease liabilities during the twelve months ended March 31, 2026 were $1.5 million. The remaining lease liability payments totaled $7.2 million and are expected to be made after March 31, 2026.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At March 31, 2025, $19.8 million aggregate principal amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

At March 31, 2025, we exceeded each of the applicable regulatory capital requirements. As of March 31, 2025, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of March 31, 2025 and December 31, 2024 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$284,924	14.28%	$159,668	8.00%	N/A	N/A
Bank	270,469	13.56	159,543	8.00	$199,428	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,911	12.27	119,751	6.00	N/A	N/A
Bank	250,217	12.55	119,657	6.00	159,543	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	244,911	12.27	89,813	4.50	N/A	N/A
Bank	250,217	12.55	89,743	4.50	129,628	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	244,911	9.06	108,110	4.00	N/A	N/A
Bank	250,217	9.26	108,048	4.00	135,061	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,545	14.38%	$158,884	8.00%	N/A	N/A
Bank	270,879	13.65	158,744	8.00	$198,430	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	119,163	6.00	N/A	N/A
Bank	250,748	12.64	119,058	6.00	158,744	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	89,372	4.50	N/A	N/A
Bank	250,748	12.64	89,293	4.50	128,979	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,663	9.14	107,461	4.00	N/A	N/A
Bank	250,748	9.34	107,390	4.00	134,237	5.00

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2024 Annual Report. Please refer to Item 7A of the 2024 Annual Report for additional information.

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

Except as set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2024, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant, other than routine legal proceedings occurring in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 1A.	RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2024 Annual Report. There are no additional material changes in the risk factors relevant to our operations since December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
January 1 - 31, 2025	100,000	8.85	100,000	372,318
February 1 – 28, 2025	27,215	9.51	27,215	345,103
March 1 - 31, 2025	90,003	9.32	79,494	265,609
Total	217,218	9.13	206,709	265,609

(1)	On May 21, 2024, the Board authorized an additional stock repurchase plan (the “2024 Plan”) under which the Company may purchase up to 1,000,000 shares of common stock, or 4.6%, of its outstanding common stock, as of the date the 2024 Plan was adopted. The 2024 Plan commenced upon the completion of the prior existing repurchase plan on June 6, 2024.

(2)	Repurchase of 10,509 shares related to tax obligations for shares of restricted stock that vested on March 5, 2025 under our 2021 LTI Recognition & Retention Plan. These repurchases were reported by each reporting person on March 7, 2025.

There were no sales by us of unregistered securities during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2025.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer