Form 10-Q
period 2025-06-30
Western New England Bancorp, Inc.
filed 2025-08-08
CIK 1157647

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

At August 4, 2025 the registrant had 20,491,966 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	unstable political and economic conditions, including changes in tariff policies, which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

 WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$30,020	$18,824
Federal funds sold	6,090	9,264
Interest-bearing deposits and other short-term investments	57,198	38,362
Total cash and cash equivalents	93,308	66,450

Securities available-for-sale, at fair value	178,785	160,704
Securities held-to-maturity, at amortized cost (Fair value of $162,314 at June 30, 2025 and $165,606 at December 31, 2024)	197,671	205,036
Marketable equity securities, at fair value	444	397
Total investment securities	376,900	366,137
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,818	5,818
Total Loans	2,092,631	2,070,189
Less: Allowance for credit losses	(19,733)	(19,529)
Net loans	2,072,898	2,050,660
Premises and equipment, net	23,462	24,421
Accrued interest receivable	8,719	8,468
Bank-owned life insurance	78,045	77,056
Deferred tax asset, net	12,781	13,997
Goodwill	12,487	12,487
Core deposit intangible	1,250	1,438
Other assets	25,481	26,158
TOTAL ASSETS	$2,711,149	$2,653,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$595,263	$565,620
Interest-bearing deposits	1,734,850	1,697,027
Total deposits	2,330,113	2,262,647

Borrowings:
Short-term borrowings	4,040	5,390
Long-term debt	98,000	98,000
Subordinated debt	19,771	19,751
Total borrowings	121,811	123,141
Securities pending settlement	—	8,622
Other liabilities	19,797	22,770
TOTAL LIABILITIES	2,471,721	2,417,180
SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,494,501 shares issued and outstanding at June 30, 2025; 20,875,713 shares issued and outstanding at December 31, 2024	205	209
Additional paid-in capital	115,885	119,326
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,675)	(1,906)
Unearned compensation - Equity Incentive Plan	(1,935)	(1,190)
Retained earnings	146,762	142,745
Accumulated other comprehensive loss	(19,814)	(23,274)
TOTAL SHAREHOLDERS’ EQUITY	239,428	235,910
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,711,149	$2,653,090

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income:
Residential and commercial real estate loans	$22,547	$20,950	$44,263	$41,903
Commercial and industrial loans	3,596	3,310	6,788	6,515
Consumer loans	71	80	147	163
Total interest income from loans	26,214	24,340	51,198	48,581
Investment securities, taxable	2,587	2,139	5,008	4,252
Investment securities, tax-exempt	—	1	—	2
Marketable equity securities	1	1	2	1
Total interest and dividend income from investment securities	2,588	2,141	5,010	4,255
Other investments	169	148	360	284
Short-term investments	641	173	1,481	286
Total interest income from cash and cash equivalents	810	321	1,841	570
Total interest and dividend income	29,612	26,802	58,049	53,406

Interest expense:
Deposits	10,437	10,335	21,813	19,628
Short-term borrowings	47	186	101	469
Long-term debt	1,232	1,557	2,451	2,985
Subordinated debt	254	254	508	508
Total interest expense	11,970	12,332	24,873	23,590
Net interest and dividend income	17,642	14,470	33,176	29,816

Reversal of credit losses	(615)	(294)	(473)	(844)
Net interest and dividend income after reversal of credit losses	18,257	14,764	33,649	30,660

Non-interest income:
Service charges and fees	2,528	2,341	4,812	4,560
Income from bank-owned life insurance	516	502	989	955
Net unrealized gain on marketable equity securities	25	4	20	12
Loss on sale of premises and equipment	—	—	—	(6)
Gain on sale of mortgages	4	—	11	—
Gain on non-marketable equity investments	243	987	243	987
Other income	95	—	95	—
Total non-interest income	3,411	3,834	6,170	6,508

Non-interest expense:
Salaries and employees benefits	8,831	7,901	17,244	16,145
Occupancy	1,265	1,218	2,677	2,581
Furniture and equipment	491	483	978	967
Data processing	933	846	1,815	1,708
Software	645	566	1,304	1,265
Debit card and ATM processing expense	674	643	1,251	1,195
Professional fees	623	581	1,169	1,150
FDIC insurance assessment	399	323	830	733
Advertising	443	339	872	688
Other expenses	1,352	1,414	2,700	2,664
Total non-interest expense	15,656	14,314	30,840	29,096
Income before income taxes	6,012	4,284	8,979	8,072
Income tax provision	1,422	771	2,086	1,598
Net income	$4,590	$3,513	$6,893	$6,474

Earnings per common share:
Basic earnings per share	$0.23	$0.17	$0.34	$0.31
Weighted average basic shares outstanding	20,210,650	21,056,173	20,297,582	21,118,571
Diluted earnings per share	$0.23	$0.17	$0.34	$0.31
Weighted average diluted shares outstanding	20,312,881	21,163,762	20,413,006	21,217,543
Dividends per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$4,590	$3,513	$6,893	$6,474

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain (loss)	1,191	(13)	4,677	(2,549)
Tax effect	(316)	13	(1,217)	656
Net-of-tax amount	875	—	3,460	(1,893)

Other comprehensive income (loss)	875	—	3,460	(1,893)

Comprehensive income	$5,465	$3,513	$10,353	$4,581

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY - UNAUDITED
THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024
(Dollars in thousands, except per share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910
Net income	—	—	—	—	—	2,303	—	2,303
Comprehensive income	—	—	—	—	—	—	2,585	2,585
Common stock held by ESOP committed to be released (67,377 shares)	—	—	39	116	—	—	—	155
Share-based compensation - equity incentive plan	—	—	—	—	145	—	—	145
Forfeited equity incentive plan shares (22,176 shares)	—	—	(202)	—	202	—	—	—
Forfeited equity incentive plan shares reissued (24,560 shares)	—	—	228	—	(228)	—	—	—
Common stock repurchased	(217,218)	(2)	(1,981)	—	—	—	—	(1,983)
Issuance of common stock in connection with equity incentive plan	115,824	1	1,076	—	(1,077)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,439)	—	(1,439)
BALANCE AT MARCH 31, 2025	20,774,319	$208	$118,486	$(1,790)	$(2,148)	$143,609	$(20,689)	$237,676
Net income	—	—	—	—	—	4,590	—	4,590
Comprehensive income	—	—	—	—	—	—	875	875
Common stock held by ESOP committed to be released (67,377 shares)	—	—	38	115	—	—	—	153
Share-based compensation - equity incentive plan	—	—	—	—	318	—	—	318
Forfeited equity incentive plan shares (6,137 shares)	—	—	(55)	—	55	—	—	—
Forfeited equity incentive plan shares reissued (6,137 shares)	—	—	58	—	(58)	—	—	—
Common stock repurchased	(290,609)	(3)	(2,744)	—	—	—	—	(2,747)
Issuance of common stock in connection with equity incentive plan	10,791	—	102	—	(102)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,437)	—	(1,437)
BALANCE AT JUNE 30, 2025	20,494,501	$205	$115,885	$(1,675)	$(1,935)	$146,762	$(19,814)	$239,428

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,893	$6,474
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of credit losses	(473)	(844)
Depreciation and amortization of premises and equipment	1,090	1,110
Net amortization (accretion) of purchase accounting adjustments	2	(51)
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	525	585
Net amortization of deferred costs on mortgage loans	129	219
Net amortization of premiums on subordinated debt	20	19
Share-based compensation expense	463	823
ESOP expense	308	283
Net change in unrealized gains on marketable equity securities	(20)	(12)
Gain on mortgage banking activities	(11)	—
Loss on disposal of premises and equipment	—	6
Income from bank-owned life insurance	(989)	(955)
Net change in:
Accrued interest receivable	(251)	(209)
Other assets	196	(936)
Other liabilities	(2,492)	(3,565)
Net cash provided by operating activities	5,578	3,135

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	—	(1,100)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	7,183	6,633
Purchases of securities available-for-sale	(29,601)	(9,345)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	7,405	8,446
Purchase of marketable equity securities	(27)	(22)
Net loan originations and principal payments	(21,876)	957
Purchase of Federal Home Loan Bank of Boston stock	—	(3,436)
Purchases of premises and equipment	(151)	(311)
Proceeds from disposal of premises & equipment	—	12
Net cash (used in) provided by investing activities	(37,067)	1,834

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	67,466	28,065
Decrease in short-term borrowings	(1,350)	(9,530)
Repayment of long-term debt	—	(90,369)
Proceeds from issuance of long-term debt	—	98,000
Cash dividends paid on common stock	(2,876)	(2,998)
Repurchase of common stock	(4,893)	(3,519)
Net cash provided by financing activities	58,347	19,649

NET CHANGE IN CASH AND CASH EQUIVALENTS:	26,858	24,618
Beginning of period	66,450	28,840
End of period	$93,308	$53,458

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(163)	$102
Available-for-sale securities purchases pending settlement	(8,459)	—
Interest paid	24,953	25,877
Taxes paid	2,275	2,282

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2025

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2025, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results of operations for the year ending December 31, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2025 and 2024.

Earnings per common share for the three and six months ended June 30, 2025 and 2024 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(Dollars and shares in thousands)

Net income applicable to common stock	$4,590	$3,513	$6,893	$6,474

Average number of common shares issued	20,612	21,516	20,703	21,578
Less: Average unallocated ESOP Shares	(203)	(274)	(211)	(282)
Less: Average unvested performance-based equity incentive plan shares	(198)	(186)	(194)	(177)

Average number of common shares outstanding used to calculate basic earnings per common share	20,211	21,056	20,298	21,119
Effect of dilutive performance-based equity incentive plan shares	102	108	115	99
Average number of common shares outstanding used to calculate diluted earnings per share	20,313	21,164	20,413	21,218

Net income per share:
Basic earnings per share	$0.23	$0.17	$0.34	$0.31
Diluted earnings per share	$0.23	$0.17	$0.34	$0.31

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2025	December 31, 2024
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(26,559)	$(31,236)
Tax effect	6,745	7,962
Net-of-tax amount	(19,814)	(23,274)

Accumulated other comprehensive loss	$(19,814)	$(23,274)

4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,237	$—	$(2,359)	$16,878
Corporate bonds	9,000	6	(273)	8,733
Total debt securities	28,237	6	(2,632)	25,611

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	171,110	361	(23,080)	148,391
U.S. government guaranteed mortgage-backed securities	5,997	—	(1,214)	4,783
Total mortgage-backed securities	177,107	361	(24,294)	153,174

Total securities available-for-sale	205,344	367	(26,926)	178,785

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(180)	4,821
U.S. government guaranteed obligations	1,032	5	—	1,037
Total debt securities	6,033	5	(180)	5,858

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	191,638	77	(35,259)	156,456
Total mortgage-backed securities	191,638	77	(35,259)	156,456

Total securities held-to-maturity	197,671	82	(35,439)	162,314

Total	$403,015	$449	$(62,366)	$341,098

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,424	$—	$(2,966)	$16,458
Corporate bonds	5,000	—	(390)	4,610
Total debt securities	24,424	—	(3,356)	21,068

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,313	—	(26,535)	134,778
U.S. government guaranteed mortgage-backed securities	6,203	—	(1,345)	4,858
Total mortgage-backed securities	167,516	—	(27,880)	139,636

Total securities available-for-sale	191,940	—	(31,236)	160,704

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(275)	4,727
U.S. government guaranteed obligations	1,064	—	(3)	1,061
Total debt securities	6,066	—	(278)	5,788

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	198,970	13	(39,165)	159,818
Total mortgage-backed securities	198,970	13	(39,165)	159,818

Total securities held-to-maturity	205,036	13	(39,443)	165,606

Total	$396,976	$13	$(70,679)	$326,310

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Six Months Ended June 30
	2025	2024
	(Dollars in thousands)

Net gains recognized during the period on marketable equity securities	$20	$12
Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on marketable equity securities still held at end of period	$20	$12

At June 30, 2025, U.S. Treasury securities with a fair value of $4.8 million, government-sponsored enterprise obligations with a fair value of $8.3 million and mortgage-backed securities with a fair value of $154.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. Securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2025, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due after one year through five years	$—	$—	$5,001	$4,821
Due after five years through ten years	26,256	23,630	—	—
Due after ten years	1,981	1,981	1,032	1,037
Total debt securities	$28,237	$25,611	$6,033	$5,858

Mortgage-backed securities:
Due after one year through five years	$1,006	$980	$—	$—
Due after five years through ten years	5,929	5,777	2,170	2,090
Due after ten years	170,172	146,417	189,468	154,366
Total mortgage-backed securities	177,107	153,174	191,638	156,456
Total securities	$205,344	$178,785	$197,671	$162,314

There were no gross realized gains or losses on sales of securities available-for-sale for the six months ended June 30, 2025 and 2024. There were no sales of available-for-sale securities for the six months ended June 30, 2025 and 2024.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $543,000 at June 30, 2025 and $472,000 at December 31, 2024, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $200,000 at June 30, 2025 and $123,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and six months ended June 30, 2025 and 2024.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company's investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company's investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $413,000 at June 30, 2025 and $430,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three and six months ended June 30, 2025 and 2024.

At June 30, 2025 and December 31, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at June 30, 2025 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company's securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at June 30, 2025 and December 31, 2024:

	June 30, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	7	$16,583	$270	1.6%	69	$97,270	$22,810	19.0%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,783	1,214	20.2
Government-sponsored enterprise obligations	3	4,272	24	0.6	3	12,606	2,335	15.6
Corporate bonds	—	—	—	—	2	4,727	273	5.5
Total securities available-for-sale	10	20,855	294		83	119,386	26,632

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,822	180	3.6%
Government-sponsored mortgage-backed securities	2	2,795	31	1.1	36	144,424	35,228	19.6
Total securities held-to-maturity	2	2,795	31		37	149,246	35,408

Total securities	12	$23,650	$325		120	$268,632	$62,040

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	9	$33,145	$584	1.7%	70	$99,529	$25,951	20.7%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,858	1,345	21.7
Government-sponsored enterprise obligations	3	4,452	19	0.4	3	11,988	2,947	19.7
Corporate bonds	—	—	—	—	2	4,610	390	7.8
Total securities available-for-sale	12	37,597	603		84	120,985	30,633

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,727	275	5.5%
U.S. government guaranteed obligations	1	1,061	3	0.3	—	—	—	—
Government-sponsored mortgage-backed securities	4	9,187	127	1.4	37	148,992	39,038	20.8
Total securities held-to-maturity	5	10,248	130		38	153,719	39,313

Total securities	17	$47,845	$733		122	$274,704	$69,946

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2025, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At June 30, 2025, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $26.9 million, or 13.1% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $31.2 million, or 16.2% of the amortized cost basis of the securities available-for-sale at December 31, 2024. At June 30, 2025, there were 93 securities available-for-sale in which the fair value was less than the amortized cost, compared to 96 securities available-for-sale at December 31, 2024.

At June 30, 2025, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $35.4 million, or 17.9%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $39.4 million, or 19.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2024. At June 30, 2025, there 39 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 43 securities held-to-maturity at December 31, 2024.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	June 30,	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$859,162	$880,828
Owner occupied	187,043	194,904
Total commercial real estate	1,046,205	1,075,732

Residential real estate:
Residential one-to-four family	677,356	653,802
Home equity	128,003	121,857
Total residential real estate	805,359	775,659

Commercial and industrial	234,505	211,656

Consumer	3,512	4,391

Total gross loans	2,089,581	2,067,438
Plus: Unearned premiums and deferred loan fees and costs, net	3,050	2,751
Less: Allowance for credit losses	(19,733)	(19,529)
Net loans	$2,072,898	$2,050,660

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At June 30, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $919.2 million and $906.0 million, respectively. The outstanding balance of FHLB advances was $98.0 million at June 30, 2025 and at December 31, 2024, respectively.

At June 30, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank Discount Window (“FRB”) was $355.8 million and $377.0 million, respectively, with no outstanding borrowings at June 30, 2025 and at December 31, 2024.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2025 and December 31, 2024, the Company was servicing commercial loans participated out to various other institutions totaling $68.6 million and $65.3 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2025, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (162 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.53 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At June 30, 2025 and December 31, 2024, the Company was servicing residential mortgage loans owned by investors totaling $81.6 million and $84.8 million, respectively. Servicing fee income of $103,000 and $88,000 was recorded for the six months ended June 30, 2025 and 2024, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)

Balance at the beginning of period:	$407	$400	$436	$422
Amortization	(30)	(23)	(59)	(45)
Balance at the end of period	$377	$377	$377	$377
Fair value at the end of period	$744	$689	$744	$689

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

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.5 million at June 30, 2025 and $7.4 million at December 31, 2024 and is excluded from the estimate of credit losses.

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

The discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan segment are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how the expected probability of default and loss given default will react to forecasted levels of the economic variables.

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

An analysis of changes in the allowance for credit losses by segment for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at March 31, 2025	$13,725	$3,217	$2,533	$194	$—	$19,669
Provision for (reversal of) credit losses	(242)	172	(459)	8	—	(521)
Charge-offs	(4)	(25)	—	(54)	—	(83)
Recoveries	25	6	609	28	—	668
Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733

Balance at March 31, 2024	$14,771	$2,481	$2,508	$124	$—	$19,884
Provision for (reversal of) credit losses	(440)	(38)	28	20	—	(430)
Charge-offs	—	—	—	(50)	—	(50)
Recoveries	—	1	16	23	—	40
Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444

Allowance for credit losses for off-balance sheet exposures

Balance at March 31, 2025	$413	$273	$44	$—	$—	$730
Provision for (reversal of) credit losses	(93)	1	(2)	—	—	(94)
Balance at June 30, 2025	$320	$274	$42	$—	$—	$636

Balance at March 31, 2024	$264	$184	$49	$—	$—	$497
Reversal of credit losses	97	41	(2)	—	—	136

Balance at June 30, 2024	$361	$225	$47	$—	$—	$633

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) for credit losses	(194)	227	(403)	18	—	(352)
Charge-offs	(4)	(25)	—	(115)	—	(144)
Recoveries	25	12	609	54	—	700
Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) credit losses	(838)	(109)	(66)	133	—	(880)
Charge-offs	—	(7)	(1)	(109)	—	(117)
Recoveries	28	12	82	52	—	174
Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	(136)	18	(3)	—	—	(121)
Balance at June 30, 2025	$320	$274	$42	$—	$—	$636

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision for (reversal of) credit losses	(14)	62	(12)	—	—	36
Balance at June 30, 2024	$361	$225	$47	$—	$—	$633

During the six months ended June 30, 2025, the Company recorded a reversal of credit losses of $473,000, compared to a reversal of credit losses of $844,000 during the six months ended June 30, 2024. The $473,000 reversal of credit losses during the six months ended June 30, 2025 was comprised of a $352,000 reversal of credit losses on loans, and a $121,000 reversal of credit losses on unfunded loan commitments related to the impact of lower unfunded loan commitments for the period.

The Company recorded net recoveries of $556,000 for the six months ended June 30, 2025, as compared to net recoveries of $57,000 for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full and the Company does not expect to charge-off or recover any additional funds from the borrower.

The decrease in the reversal of credit losses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 was primarily due to net recoveries of previously charged-off commercial loans, as well as changes in the loan mix and economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
June 30, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$155	$155	$859,007	$859,162	$155
Owner occupied	148	—	—	148	186,895	187,043	310
Total	148	—	155	303	1,045,902	1,046,205	465
Residential real estate:
Residential one-to-four family	1,676	424	837	2,937	674,419	677,356	4,262
Home equity	169	84	335	588	127,415	128,003	464
Total	1,845	508	1,172	3,525	801,834	805,359	4,726
Commercial and industrial	—	—	1	1	234,504	234,505	561
Consumer	24	—	—	24	3,488	3,512	—
Total loans	$2,017	$508	$1,328	$3,853	$2,085,728	$2,089,581	$5,752

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2024
Commercial real estate:
Non-owner occupied	$285	$—	$—	$285	$880,543	$880,828	$—
Owner occupied	—	—	—	—	194,904	194,904	330
Total	285	—	—	285	1,075,447	1,075,732	330
Residential real estate:
Residential one-to-four family	1,747	569	983	3,299	650,503	653,802	3,965
Home equity	810	213	317	1,340	120,517	121,857	408
Total	2,557	782	1,300	4,639	771,020	775,659	4,373
Commercial and industrial	60	—	1	61	211,595	211,656	673
Consumer	10	—	—	10	4,381	4,391	5
Total loans	$2,912	$782	$1,301	$4,995	$2,062,443	$2,067,438	$5,381

At June 30, 2025 and December 31, 2024, total past due loans totaled $3.9 million, or 0.18% of total loans, and $5.0 million, or 0.24% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at June 30, 2025 and December 31, 2024:

	As of June 30, 2025			For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$155	$155	$2	$5
Owner occupied	—	310	310	5	8
Total	—	465	465	7	13
Residential real estate:
Residential	—	4,262	4,262	136	109
Home equity	—	464	464	22	21
Total		4,726	4,726	158	130
Commercial and industrial	—	561	561	15	28
Consumer	—	—	—	—	—

Total loans	$—	$5,752	$5,752	$180	$171

	As of December 31, 2024			For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$—	$—	$21	$42
Owner occupied	—	330	330	3	6
Total	—	330	330	24	48
Residential real estate:
Residential	—	3,965	3,965	52	103
Home equity	—	408	408	13	16
Total		4,373	4,373	65	119
Commercial and industrial	—	673	673	39	78
Consumer	—	5	5	—	—

Total loans	$—	$5,381	$5,381	$128	$245

At June 30, 2025 and December 31, 2024, nonaccrual loans totaled $5.8 million, or 0.27% of total loans and $5.4 million, or 0.26% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the six months ended June 30, 2025 and 2024. At June 30, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. At June 30, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at June 30, 2025 or December 31, 2024.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At June 30, 2025, the Company had $1.1 million in individually evaluated commercial loans, collateralized by business assets, and $5.4 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of June 30, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$334	$—
Owner occupied	361	—
Total	695	—
Residential real estate:
Residential one-to-four family	4,262	—
Home equity	464	—
Total	4,726
Commercial and industrial	610	—
Consumer	—	—
Loans with no related allowance recorded	$6,031	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	479	140
Consumer	—	—
Loans with an allowance recorded	$479	$140
Total individually evaluated loans	$6,510	$140

	As of December 31, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,956	$—
Owner occupied	1,285	—
Total	8,241	—
Residential real estate:
Residential one-to-four family	4,333	—
Home equity	408	—
Total	4,741
Commercial and industrial	776	—
Consumer	—	—
Loans with no related allowance recorded	$13,758	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	494	156
Consumer	—	—
Loans with an allowance recorded	$494	$156
Total individually evaluated loans	$14,252	$156

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

There were no loan modifications granted based on borrower financial difficulty during the six months ended June 30, 2025 or for the year ended December 31, 2024. During the six months ended June 30, 2025 and 2024, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the six months ended June 30, 2025 or 2024.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of June 30, 2025 and December 31, 2024. The tables also summarize gross charge-offs by year of origination for the six months ended June 30, 2025 and for the year ended December 31, 2024.

	Term Loan Origination by Year						Revolving Loans
	Year-to-Date June 30, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$13,645	$46,897	$45,670	$188,224	$230,966	$448,913	$60,934	$—	$1,035,249
Special Mention (Rated 5)	—	—	—	—	—	1,025	—	—	1,025
Substandard (Rated 6)	—	—	—	—	—	9,931	—	—	9,931
Total commercial real estate loans	$13,645	$46,897	$45,670	$188,224	$230,966	$459,869	$60,934	$—	$1,046,205

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$13,645	$46,897	$45,670	$188,224	$230,966	$459,404	$60,934	$—	$1,045,740
Nonaccrual	—	—	—	—	—	465	—	—	465

Residential One-to-Four Family:
Pass	$45,535	$81,842	$58,052	$85,294	$84,856	$308,584	$8,388	$—	$672,551
Substandard	—	—	185	377	677	3,566	—	—	4,805
Total residential one-to-four family	$45,535	$81,842	$58,237	$85,671	$85,533	$312,150	$8,388	$—	$677,356

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$45,535	$81,842	$58,052	$85,294	$84,856	$309,127	$8,388	$—	$673,094
Nonaccrual	—	—	185	377	677	3,023	—	—	4,262

Home Equity:
Pass	$4,545	$8,732	$7,999	$7,786	$5,141	$14,505	$75,708	$3,123	$127,539
Substandard	—	12	—	110	—	—	248	94	464
Total home equity loans	$4,545	$8,744	$7,999	$7,896	$5,141	$14,505	$75,956	$3,217	$128,003

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$25	$—	$25

Payment Performance:
Performing	$4,545	$8,732	$7,999	$7,786	$5,141	$14,505	$75,708	$3,123	$127,539
Nonaccrual	—	12	—	110	—	—	248	94	464

	Term Loans Originated by Year						Revolving Loans
	Year-to-Date June 30, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$8,757	$36,485	$19,177	$25,098	$25,021	$33,724	$76,254	$60	$224,576
Special Mention (Rated 5)	—	—	22	—	100	—	399	—	521
Substandard (Rated 6)	—	—	5,569	558	—	1,245	2,036	—	9,408
Total commercial and industrial loans	$8,757	$36,485	$24,768	$25,656	$25,121	$34,969	$78,689	$60	$234,505

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$8,757	$36,485	$24,769	$25,656	$25,121	$34,530	$78,566	$60	$233,944
Nonaccrual	—	—	—	—	—	438	123	—	561

Consumer:
Pass	$265	$608	$1,051	$546	$130	$122	$790	$—	$3,512
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$265	$608	$1,051	$546	$130	$122	$790	$—	$3,512

Current period gross charge-offs	$44	$—	$—	$—	$—	$6	$—	$65	$115

Payment Performance:
Performing	$265	$608	$1,051	$546	$130	$122	$790	$—	$3,512
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of and Year Ended December 31, 2024
	Term Loan Origination by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$51,726	$46,105	$175,159	$237,531	$108,165	$348,564	$84,083	$3,391	$1,054,724
Special Mention (Rated 5)	—	—	—	—	—	10,104	134	—	10,238
Substandard (Rated 6)	—	—	—	—	8,166	2,604	—	—	10,770
Total commercial real estate loans	$51,726	$46,105	$175,159	$237,531	$116,331	$361,272	$84,217	$3,391	$1,075,732

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$51,726	$46,105	$175,159	$237,531	$116,331	$360,942	$84,217	$3,391	$1,075,402
Nonaccrual	—	—	—	—	—	330	—	—	330

Residential One-to-Four Family:
Pass	$79,180	$60,825	$87,635	$88,761	$119,302	$205,620	$7,821	$—	$649,144
Substandard	—	—	425	355	380	3,498	—	—	4,658
Total residential one-to-four family	$79,180	$60,825	$88,060	$89,116	$119,682	$209,118	$7,821	$—	$653,802

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$79,180	$60,825	$87,635	$88,761	$119,302	$206,313	$7,821	$—	$649,837
Nonaccrual	—	—	425	355	380	2,805	—	—	3,965

Home Equity:
Pass	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Substandard	13	—	70	—	—	—	317	8	408
Total home equity loans	$9,522	$8,699	$9,266	$5,801	$6,264	$9,998	$69,237	$3,070	$121,857

Current period gross charge-offs	$—	$—	$20	$—	$—	$7	$—	$99	$126

Payment Performance:
Performing	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Nonaccrual	13	—	70	—	—	—	317	8	408

	As of and Year Ended December 31, 2024
	Term Loans Originated by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$29,346	$19,096	$27,609	$27,371	$14,859	$22,117	$58,852	$64	$199,314
Special Mention (Rated 5)	—	25	590	125	—	328	99	—	1,167
Substandard (Rated 6)	—	5,872	—	—	376	1,547	3,380	—	11,175
Total commercial and industrial loans	$29,346	$24,993	$28,199	$27,496	$15,235	$23,992	$62,331	$64	$211,656

Current period gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$9	$65

Payment Performance:
Performing	$29,346	$24,993	$28,199	$27,496	$15,235	$23,468	$62,182	$64	$210,983
Nonaccrual	—	—	—	—	—	524	149	—	673

Consumer:
Pass	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$839	$1,421	$842	$271	$45	$150	$823	$—	$4,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$228	$228

Payment Performance:
Performing	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Nonaccrual	—	—	—	—	—	5	—	—	5

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	June 30, 2025	December 31, 2024
	(Dollar in thousands)
Criticized loans:
Special Mention	$1,546	$11,405
Substandard	24,608	27,016
Total criticized loans	$26,154	$38,421
Total criticized loans as a percentage of total loans	1.2%	1.9%

At June 30, 2025 and December 31, 2024, the Company did not have any loans rated Doubtful or Loss.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At June 30, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable intangible assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At June 30, 2025 and December 31, 2024, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the six months ended June 30, 2025, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $188,000 for the six months ended June 30, 2025 and 2024. At June 30, 2025, future amortization of the core deposit intangible totaled $375,000 for each of the next three years and $125,000 thereafter.

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

Amended and Restated 2021 Omnibus Incentive Plan.

On May 14, 2025, the Company held its Annual Meeting of Shareholders at which the Company’s shareholders approved the amendment and restatement of the Company’s 2021 Omnibus Plan to increase the total number of shares of common stock reserved for issuance under the 2021 Omnibus Plan by 1,000,000 shares (the “Amended and Restated Plan”). The Amended and Restated Plan was approved by the Company’s Board of Directors on January 28, 2025, subject to shareholder approval, and became effective with such shareholder approval on May 14, 2025.

2025 Annual Equity Retainer.

In May 2025, under the Company’s Amended and Restated Plan, each non-employee director received an annual equity retainer of 2,116 time-based restricted shares of WNEB common stock. In total, 16,928 shares were granted and will become fully vested on December 31, 2025.

At June 30, 2025, there were 994,588 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at June 30, 2025 and 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	126,615	9.31
Forfeited shares reissued	30,697	9.33
Shares forfeited	(28,313)	9.09
Shares vested	(31,460)	9.12
Balance at June 30, 2025	352,271	9.13

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(69,376)	8.34
Balance at June 30, 2024	335,924	8.98

We recorded total expense for restricted stock awards of $463,000 and $823,000 for the six months ended June 30, 2025 and 2024, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company's overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At June 30, 2025, the Company pledged $919.2 million of eligible collateral to support its borrowing capacity at the FHLB.

There were no short-term FHLB advances outstanding at June 30, 2025 and December 31, 2024. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At June 30, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Ideal Way line of credit. At June 30, 2025, the Company had an immediate availability to borrow an additional $452.7 million from the FHLB, including the Ideal Way line of credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $4.0 million with a weighted average rate of 4.33% at June 30, 2025 and $5.4 million with a weighted average rate of 4.33% at December 31, 2024, respectively.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “Discount Window”). At June 30, 2025 and December 31, 2024, the Company had an available line of credit of $383.8 million and $382.9 million, respectively, with the Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio not otherwise pledged. At June 30, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of June 30, 2025 and December 31, 2024, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. At June 30, 2025 and December 31, 2024, long-term debt consisted of $98.0 million in outstanding FHLB advances with a weighted average fixed rate of 4.97%.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At June 30, 2025, $19.8 million aggregate principal amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $229,000 as of June 30, 2025, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $20,000 and $19,000 for the six months ended June 30, 2025 and 2024, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of June 30, 2025 and December 31, 2024.

June 30, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		$5,120
Interest rate swap – with dealer counterparties		5,120		—
Total derivatives	Other Assets	$5,120	Other Liabilities	$5,120

December 31, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		5,883
Interest rate swap – with dealer counterparties		5,883		—
Total derivatives	Other Assets	$5,883	Other Liabilities	$5,883

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income for the three and six months ended June 30, 2024. There were no gains or losses on fair value hedging relationships recorded through interest income for the three and six months ended June 30, 2025.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$447	$890

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$264	$63
Derivatives designated as hedging instruments	183	827

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the three and six months ended June 30, 2025.

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

At June 30, 2025, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of June 30, 2025, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$178,785	$—	$178,785
Marketable equity securities	444	—	—	444
Interest rate swaps	—	5,120	—	5,120
Total assets	$444	$183,905	$—	$184,349

Liabilities:
Interest rate swaps	$—	$5,120	$—	$5,120

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,704	$—	$160,704
Marketable equity securities	397	—	—	397
Interest rate swaps	—	5,883	—	5,883
Total assets	$397	$166,587	$—	$166,984

Liabilities:
Interest rate swaps	$—	$5,883	$—	$5,883

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at June 30, 2025 and December 31, 2024.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the carrying values of the related assets as of June 30, 2025 and December 31, 2024.

Six Months Ended
	At June 30, 2025			June 30, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1	$25

Six Months Ended
	At December 31, 2024			June 30, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$325	$—

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$93,308	$93,308	$—	$—	$93,308
Securities held-to-maturity	197,671	4,821	157,493	—	162,314
Securities available-for-sale	178,785	—	178,785	—	178,785
Marketable equity securities	444	444	—	—	444
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,072,898	—	—	1,945,953	1,945,953
Accrued interest receivable	8,719	—	—	8,719	8,719
Mortgage servicing rights	377	—	744	—	744
Derivative asset	5,120	—	5,120	—	5,120

Liabilities:
Deposits	2,330,113	—	—	2,327,828	2,327,828
Short-term borrowings	4,040	—	4,040	—	4,040
Long-term debt	98,000	—	98,766	—	98,766
Subordinated debt	19,771	—	16,102	—	16,102
Accrued interest payable	822	—	—	822	822
Derivative liabilities	5,120	—	5,120	—	5,120

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,450	$66,450	$—	$—	$66,450
Securities held-to-maturity	205,036	4,727	160,879	—	165,606
Securities available-for-sale	160,704	—	160,704	—	160,704
Marketable equity securities	397	397	—	—	397
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,050,660	—	—	1,894,621	1,894,621
Accrued interest receivable	8,468	—	—	8,468	8,468
Mortgage servicing rights	436	—	826	—	826
Derivative asset	5,883	—	5,883	—	5,883

Liabilities:
Deposits	2,262,647	—	—	2,261,666	2,261,666
Short-term borrowings	5,390	—	5,390	—	5,390
Long-term debt	98,000	—	98,835	—	98,835
Subordinated debt	19,751	—	15,876	—	15,876
Accrued interest payable	903	—	—	903	903
Derivative liabilities	5,883	—	5,883	—	5,883

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and six months ended June 30, 2025 in the context of this strategy.

●	Net income was $4.6 million, or $0.23 per diluted share, for the three months ended June 30, 2025, compared to net income of $3.5 million, or $0.17 per diluted share, for the three months ended June 30, 2024. For the six months ended June 30, 2025, net income was $6.9 million, or $0.34 per diluted share, compared to $6.5 million, or $0.31 per diluted share, for the six months ended June 30, 2024.

●	Net interest income increased $3.2 million, or 21.9%, to $17.6 million, for the three months ended June 30, 2025, from $14.5 million for the three months ended June 30, 2024. The increase in net interest income was due to an increase in interest and dividend income of $2.8 million, or 10.5%, and a decrease in interest expense of $362,000, or 2.9%. During the three months ended June 30, 2025, the Company recorded $425,000 in prepayment penalties related to payoffs in the commercial portfolio. The increase in interest income was primarily due to a $129.4 million, or 5.4%, increase in average interest-earning assets and a 20 basis point increase in the average yield on interest-earning assets, from the three months ended June 30, 2024 to the three months ended June 30, 2025. During the six months ended June 30, 2025, net interest income increased $3.4 million, or 11.3%, to $33.2 million, compared to $29.8 million for the six months ended June 30, 2024. The increase in net interest income was due to an increase in interest income of $4.6 million, or 8.7%, partially offset by an increase in interest expense of $1.3 million, or 5.4%.

●	During the three months ended June, 30, 2025, the Company recorded a reversal of credit losses of $615,000, compared to a reversal of credit losses of $294,000 during the three months ended June 30, 2024. The reversal of credit losses recorded during the three months ended June 30, 2025 was a result of a recovery in the amount of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full and the Company does not expect to charge-off or recover any additional funds from the borrower. During the six months ended June 30, 2025, the Company recorded a reversal of credit losses of $473,000, compared to a reversal of credit losses of $844,000 during the six months ended June 30, 2024. The decrease was primarily due to changes in the loan mix as well as economic environment and related adjustments to the quantitative components of the CECL methodology.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2025. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2024 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2025 AND DECEMBER 31, 2024

At June 30, 2025, total assets were $2.7 billion, an increase of $58.1 million, or 2.2%, from December 31, 2024. The increase in total assets was primarily due to an increase in total gross loans of $22.1 million, or 1.1%, an increase in cash and cash equivalents of $26.9 million, or 40.4%, and an increase in investment securities of $10.8 million, or 2.9%.

Investment Securities.

At June 30, 2025, the investment securities portfolio totaled $376.9 million, or 13.9% of total assets, compared to $366.1 million, or 13.8% of total assets, at December 31, 2024. At June 30, 2025, the Company’s available-for-sale securities portfolio, recorded at fair market value, increased $18.1 million, or 11.3%, from $160.7 million at December 31, 2024 to $178.8 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $7.4 million, or 3.6%, from $205.0 million at December 31, 2024 to $197.7 million at June 30, 2025.

At June 30, 2025, the Company reported unrealized losses on the available-for-sale securities portfolio of $26.6 million, or 12.9% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities at December 31, 2024. At June 30, 2025, the Company reported unrealized losses on the held-to-maturity securities portfolio of $35.4 million, or 17.8% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2024.

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

Management regularly reviews the portfolio for securities in an unrealized loss position. At June 30, 2025 and December 31, 2024, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization and payoffs, which support’s the Bank's objective to provide liquidity.

Loans.

Total gross loans increased $22.1 million, or 1.1%, from $2.1 billion, or 77.9% of total assets, at December 31, 2024 to $2.1 billion, or 77.1% of total assets, at June 30, 2025. The increase in total gross loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $29.7 million, or 3.8%, and an increase in commercial and industrial loans of $22.8 million, or 10.8%. The increase in commercial and industrial loans was partially due to an increase in line of credit utilization, from 21.9% at December 31, 2024 to 26.1% at June 30, 2025. These increases were partially offset by a decrease in commercial real estate loans of $29.5 million, or 2.7%, and a decrease in consumer loans of $879,000, or 20.0%.

Total delinquency was $3.9 million, or 0.18% of total loans, at June 30, 2025, compared to $5.0 million, or 0.24% of total loans at December 31, 2024. At June 30, 2025, nonaccrual loans totaled $5.8 million, or 0.27% of total loans, compared to $5.4 million, or 0.26% of total loans, at December 31, 2024. At June 30, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. Total nonaccrual assets totaled $5.8 million, or 0.21% of total assets, at June 30, 2025, compared to $5.4 million, or 0.20% of total assets, at December 31, 2024. At June 30, 2025 and December 31, 2024, the Company did not have any other real estate owned.

At June 30, 2025, the allowance for credit losses was $19.7 million, or 0.94% of total loans and 343.1% of nonaccrual loans, compared to $19.5 million, or 0.94% of total loans and 362.9% of nonaccrual loans, at December 31, 2024. Total criticized loans, defined as special mention and substandard loans, decreased $12.3 million, or 32.0%, from $38.4 million, or 1.9% of total loans, at December 31, 2024 to $26.1 million, or 1.2% of total gross loans, at June 30, 2025. During the six months ended June 30, 2025, the decrease in criticized loans was primarily due to payoffs totaling $9.2 million from four substandard commercial loan relationships.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At June 30, 2025, the commercial real estate portfolio totaled $1.0 billion, and represented 50.1% of total gross loans. Of the $1.0 billion, $859.2 million, or 82.1%, was categorized as non-owner occupied commercial real estate and represented 316.9% of the Bank’s total risk-based capital.

Management is closely monitoring the loan portfolio for any signs of deterioration in borrowers’ financial condition and also in light of speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and interest rates. We are taking steps to mitigate risk in our loan portfolio. A summary of our past due and nonaccrual loans by class is listed in Note 5 of the accompanying unaudited consolidated financial statements.

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

The Company holds a concentration in commercial real estate loans. As of June 30, 2025, construction, land development and other land loans represented 30.3% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 0.2%.

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

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of June 30, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
(Dollars in thousands)

Office Portfolio	$174,686	$21,790	$196,476	18.8%	9.4%	72.5%
Apartment	158,795	—	158,795	15.2%	7.6%	58.6%
Industrial	118,537	48,719	167,256	16.0%	8.0%	61.7%
Retail	110,840	6,943	117,783	11.3%	5.6%	43.4%
Other	36,114	29,987	66,101	6.2%	3.3%	24.4%
Mixed Use	70,887	6,166	77,053	7.4%	3.7%	28.4%
Hotel/Hospitality	42,363	—	42,363	4.0%	2.0%	15.6%
Automotive Sales	2,648	35,467	38,115	3.6%	1.8%	14.1%
Adult Care/Assisted Living	25,119	6,119	31,238	3.0%	1.5%	11.5%
Self-Storage	37,101	297	37,398	3.6%	1.8%	13.8%
Student Housing	21,808	—	21,808	2.1%	1.0%	8.0%
Warehouse	23,890	9,759	33,649	3.2%	1.6%	12.4%
Shopping Center	25,472	6,447	31,919	3.1%	1.5%	11.8%
School/Higher Education	10,902	15,349	26,251	2.5%	1.3%	9.7%
Total commercial real estate	$859,162	$187,043	$1,046,205	100.0%	50.1%	385.9%

% of Total Bank Risk-Based Capital (1)	316.9%	69.0%	385.9%

% of Total CRE loans	82.1%	17.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At June 30, 2025, of the $1.0 billion in commercial real estate loans, $859.2 million, or 82.1% of total commercial real estate loans, were categorized as non-owner occupied and represented 316.9% of total bank risk-based capital.

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

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of June 30, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
		(Dollars in thousands)

Office	$61,670	$62,025	$39,686	$—	$11,305	$—	$174,686	64.4%	63.0%
Apartment	92,724	40,477	—	25,594	—	—	158,795	58.6%	53.1%
Industrial	69,458	33,682	—	10,907	—	4,490	118,537	43.7%	56.4%
Retail	53,838	26,023	13,561	6,145	11,273	—	110,840	40.9%	52.1%
Mixed Use	32,559	20,715	—	12,936	—	4,677	70,887	26.1%	57.3%
Other	29,504	5,796	692	—	122	—	36,114	13.3%	54.3%
Hotel/Hospitality	20,441	21,922	—	—	—	—	42,363	15.6%	52.1%
Adult Care/Assisted Living	8,700	16,419	—	—	—	—	25,119	9.3%	63.5%
Self-Storage	27,144	9,180	777	—	—	—	37,101	13.7%	63.2%
Student Housing	3,673	15,131	2,660	—	—	344	21,808	8.1%	61.5%
Shopping Center	6,083	19,389	—	—	—	—	25,472	9.4%	48.9%
Warehouse	17,253	4,952	—	—	—	1,685	23,890	8.8%	41.9%
School/Higher Education	10,902	—	—	—	—	—	10,902	4.0%	44.1%
Automotive Sales	2,648	—	—	—	—	—	2,648	1.0%	38.6%
Total Non-Owner CRE	$436,597	$275,711	$57,376	$55,582	$22,700	$11,196	$859,162	316.9%	56.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of June 30, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	57.2%
Automotive Sales	28,908	6,559	—	—	35,467	13.1%	58.7%
School/Higher Education	15,349	—	—	—	15,349	5.7%	65.4%
Industrial	39,975	8,191	—	553	48,719	18.0%	51.7%
Mixed Use	5,597	569	—	—	6,166	2.3%	52.6%
Office	19,323	2,467	—	—	21,790	8.0%	56.2%
Retail	6,943	—	—	—	6,943	2.5%	52.6%
Shopping Center	4,321	2,126	—	—	6,447	2.4%	56.6%
Self-Storage	297	—	—	—	297	0.1%	19.8%
Warehouse	9,400	359	—	—	9,759	3.6%	62.7%
Other	20,890	8,202	895	—	29,987	11.0%	49.4%
Total Owner Occupied CRE	$151,003	$28,473	$7,014	$553	$187,043	69.0%	55.3%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital (1)	Weighted Average LTV (2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	29,858	6,696	—	—	36,554	13.5%	59.8%
School/Higher Education	15,730	—	—	—	15,730	5.8%	66.8%
Industrial	42,456	8,594	—	568	51,618	19.1%	52.7%
Mixed Use	5,820	582	—	—	6,402	2.4%	53.0%
Office	20,477	2,536	—	—	23,013	8.5%	57.2%
Retail	7,105	—	—	—	7,105	2.6%	53.4%
Shopping Center	5,358	2,160	—	—	7,518	2.8%	56.5%
Self-Storage	329	—	—	—	329	0.1%	20.5%
Warehouse	9,671	374	—	—	10,045	3.7%	63.2%
Other	21,773	7,782	916	—	30,471	11.2%	49.4%
Total Owner Occupied CRE	$158,577	$28,724	$7,035	$568	$194,904	72.0%	56.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $196.5 million, or 72.5% of total bank risk-based capital and $200.1 million, or 73.9% of total bank risk-based capital, as of June 30, 2025 and December 31, 2024, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

June 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$105,318	$10,343	$115,661	58.9%	42.7%
Office/Professional Metro	3,636	7,979	11,615	5.9%	4.3%
Office/Professional Suburban	38,132	3,245	41,377	21.1%	15.3%
Office/Professional Urban	27,600	223	27,823	14.1%	10.2%
Total Office Portfolio	$174,686	$21,790	$196,476	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$106,884	$10,760	$117,644	58.8%	43.4%
Office/Professional Metro	3,693	8,259	11,952	6.0%	4.4%
Office/Professional Suburban	39,336	3,681	43,017	21.5%	15.9%
Office/Professional Urban	27,189	313	27,502	13.7%	10.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 41.2% at June 30, 2025 and 41.5%, at December 31, 2024, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

June 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$61,670	$19,323	$80,993	41.2%	29.9%
Connecticut	62,025	2,467	64,492	32.8%	23.8%
New Hampshire	39,686	—	39,686	20.2%	14.6%
Other	11,305	—	11,305	5.8%	4.2%
Total Office Portfolio	$174,686	$21,790	$196,476	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$62,554	$20,477	$83,031	41.5%	30.7%
Connecticut	62,906	2,536	65,442	32.7%	24.2%
New Hampshire	40,237	—	40,237	20.1%	14.9%
Other	11,405	—	11,405	5.7%	4.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

June 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$166,763	$21,494	$188,257	95.9%	69.4%
Special Mention	74	—	74	0.0%	0.1%
Substandard	7,849	296	8,145	4.1%	3.0%
Total Office Portfolio	$174,686	$21,790	$196,476	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$169,177	$21,632	$190,809	95.4%	70.5%
Special Mention	7,925	724	8,649	4.3%	3.2%
Substandard	—	657	657	0.3%	0.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Deposits.

At June 30, 2025, total deposits were $2.3 billion and increased $67.5 million, or 3.0%, from December 31, 2024. Core deposits, which the Company defines as all deposits except time deposits, increased $81.4 million, or 5.2%, from $1.6 billion, or 68.9% of total deposits, at December 31, 2024, to $1.6 billion, or 70.4% of total deposits, at June 30, 2025. Non-interest-bearing deposits increased $29.6 million, or 5.2%, to $595.3 million, and represent 25.5% of total deposits, money market accounts increased $25.3 million, or 3.8%, to $686.8 million, interest-bearing checking accounts increased $18.3 million, or 12.2%, to $168.7 million, and savings accounts increased $8.1 million, or 4.5%, to $189.7 million.

Time deposits decreased $13.9 million, or 2.0%, from $703.6 million at December 31, 2024 to $689.7 million at June 30, 2025. Brokered time deposits, which are included in time deposits, totaled $1.7 million at December 31, 2024. The Company did not have brokered time deposits at June 30, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market. At June 30, 2025, the Bank’s uninsured deposits totaled $688.4 million, or 29.5% of total deposits, compared to $643.6 million, or 28.4% of total deposits, at December 31, 2024.

The table below is a summary of our deposit balances for the periods noted:

	June 30, 2025	December 31, 2024	June 30, 2024
	(Dollars in thousands)
Core Deposits:
Demand accounts	$595,263	$565,620	$553,329
Interest-bearing accounts	168,679	150,348	149,100
Savings accounts	189,716	181,618	186,171
Money market accounts	686,774	661,478	611,501
Total Core Deposits	$1,640,432	$1,559,064	$1,500,101
Time Deposits:	689,681	703,583	671,708
Total Deposits:	$2,330,113	$2,262,647	$2,171,809

Borrowings.

At June 30, 2025, total borrowings decreased $1.3 million, or 1.1%, from $123.1 million at December 31, 2024 to $121.8 million. At June 30, 2025, short-term borrowings decreased $1.4 million, or 25.1%, to $4.0 million, compared to $5.4 million at December 31, 2024. Long-term borrowings were $98.0 million at June 30, 2025 and December 31, 2024. At June 30, 2025 and December 31, 2024, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes.

As of June 30, 2025, the Company had $452.7 million of additional borrowing capacity at the FHLB, $383.8 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Capital.

At June 30, 2025, shareholders’ equity was $239.4 million, or 8.8% of total assets, compared to $235.9 million, or 8.9% of total assets, at December 31, 2024. The change was primarily attributable to a decrease in accumulated other comprehensive loss of $3.5 million, cash dividends paid of $2.9 million, repurchase of shares at a cost of $4.7 million, partially offset by net income of $6.9 million. At June 30, 2025, total shares outstanding were 20,494,501. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

General.

The Company reported net income of $4.6 million, or $0.23 per diluted share, for the three months ended June 30, 2025, compared to net income of $3.5 million, or $0.17 per diluted share, for the three months ended June 30, 2024. Net interest income increased $3.2 million, or 21.9%, provision for credit losses decreased $321,000, non-interest income decreased $423,000, or 11.0%, and non-interest expense increased $1.3 million, or 9.4%, during the same period. Return on average assets and return on average equity were 0.69% and 7.76%, respectively, for the three months ended June 30, 2025, compared to 0.55% and 6.03%, respectively, for the three months ended June 30, 2024.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2025 and 2024, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,081,319	$26,335	5.08%	$2,017,127	$24,454	4.88%
Securities(2)	375,074	2,588	2.77	354,850	2,141	2.43
Other investments - at cost	15,062	169	4.50	14,328	148	4.15
Short-term investments(3)	58,622	641	4.39	14,328	173	4.86
Total interest-earning assets	2,530,077	29,733	4.71	2,400,633	26,916	4.51
Total non-interest-earning assets	156,247			156,701
Total assets	$2,686,324			$2,557,334

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$165,329	$424	1.03%	$131,449	$253	0.77%
Savings accounts	188,498	55	0.12	185,690	51	0.11
Money market accounts	687,621	3,600	2.10	622,062	2,930	1.89
Time deposit accounts	690,555	6,358	3.69	650,054	7,101	4.39
Total interest-bearing deposits	1,732,003	10,437	2.42	1,589,255	10,335	2.62
Short-term borrowings and long-term debt	122,070	1,533	5.04	160,484	1,997	5.00
Interest-bearing liabilities	1,854,073	11,970	2.59	1,749,739	12,332	2.83
Non-interest-bearing deposits	572,833			548,781
Other non-interest-bearing liabilities	22,207			24,453
Total non-interest-bearing liabilities	595,040			573,234

Total liabilities	2,449,113			2,322,973
Total equity	237,211			234,361
Total liabilities and equity	$2,686,324			$2,557,334
Less: Tax-equivalent adjustment(2)		(121)			(114)
Net interest and dividend income		$17,642			$14,470
Net interest rate spread(4)			2.10%			1.66%
Net interest rate spread, on a tax equivalent basis(5)			2.12%			1.67%
Net interest margin(6)			2.80%			2.42%
Net interest margin, on a tax equivalent basis(7)			2.82%			2.44%
Ratio of average interest-earning
assets to average interest-bearing liabilities			136.46%			137.20

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$825	$1,056	$1,881
Securities (1)	127	320	447
Other investments - at cost	8	13	21
Short-term investments	537	(69)	468
Total interest-earning assets	1,497	1,320	2,817

Interest-bearing liabilities
Interest-bearing checking accounts	65	106	171
Savings accounts	1	3	4
Money market accounts	309	361	670
Time deposits	450	(1,193)	(743)
Short-term borrowings and long-term debt	(477)	13	(464)
Total interest-bearing liabilities	348	(710)	(362)
Change in net interest and dividend income (1)	$1,149	$2,030	$3,179

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income increased $3.2 million, or 21.9%, to $17.6 million, for the three months ended June 30, 2025, from $14.5 million for the three months ended June 30, 2024. The increase in net interest income was due to an increase in interest and dividend income of $2.8 million, or 10.5%, and a decrease in interest expense of $362,000, or 2.9%. During the three months ended June 30, 2025, the Company recorded $425,000 in prepayment penalties related to payoffs in the commercial portfolio. The increase in interest income was primarily due to a $129.4 million, or 5.4%, increase in average interest-earning assets and a 20 basis point increase in the average yield on interest-earning assets, from the three months ended June 30, 2024 to the three months ended June 30, 2025.

The net interest margin increased 38 basis points from 2.42% for the three months ended June 30, 2024 to 2.80% for the three months ended June 30, 2025. The net interest margin, on a tax-equivalent basis, was 2.82% for the three months ended June 30, 2025, compared to 2.44% for the three months ended June 30, 2024. Excluding the prepayment penalties discussed above, the net interest margin increased 31 basis points from 2.42%, for the three months ended June 30, 2024 to 2.73%, for the three months ended June 30, 2025. The increase in the net interest margin was primarily due to an increase in the average yield on interest-earning assets and a decrease in the average cost of interest-bearing liabilities.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 20 basis points from 4.49% for the three months ended June 30, 2024 to 4.69%, for the three months ended June 30, 2025. The average loan yield, without the impact of tax-equivalent adjustments, increased 20 basis points from 4.85% for the three months ended June 30, 2024 to 5.05%, for the three months ended June 30, 2025. During the three months ended June 30, 2025, average interest-earning assets increased $129.4 million, or 5.4% to $2.5 billion, primarily due to an increase in average loans of $64.2 million, or 3.2%, an increase in average short-term investments, consisting of cash and cash equivalents, of $44.3 million, or 309.1%, and an increase in average securities of $20.2 million, or 5.7%.

The average cost of total funds, including non-interest bearing accounts and borrowings, decreased 18 basis points from 2.16% for the three months ended June 30, 2024 to 1.98% for the three months ended June 30, 2025. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 14 basis points from 0.87% for the three months ended June 30, 2024 to 1.01% for the three months ended June 30, 2025. The average cost of time deposits decreased 70 basis points from 4.39% for the three months ended June 30, 2024 to 3.69% for the three months ended June 30, 2025. The average cost of borrowings, including subordinated debt, increased four basis points from 5.00% for the three months ended June 30, 2024 to 5.04%, for the three months ended June 30, 2025. Average demand deposits, an interest-free source of funds, increased $24.1 million, or 4.4%, from $548.8 million, or 25.7% of total average deposits, for the three months ended June 30, 2024, to $572.8 million, or 24.9% of total average deposits, for the three months ended June 30, 2025.

Reversal of Credit Losses.

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

During the three months ended June, 30, 2025, the Company recorded a reversal of credit losses of $615,000, compared to a reversal of credit losses of $294,000 during the three months ended June 30, 2024. The reversal of credit losses recorded during the three months ended June 30, 2025 was a result of a recovery in the amount of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full and the Company does not expect to charge-off or recover any additional funds from the borrower. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $585,000 for the three months ended June 30, 2025, as compared to net charge-offs of $10,000 for the three months ended June 30, 2024.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income decreased $423,000, or 11.0%, to $3.4 million for the three months ended June 30, 2025, from $3.8 million for the three months ended June 30, 2024. During the three months ended June 30, 2025, service charges and fees on deposits increased $187,000, or 8.0%, income from BOLI increased $14,000, or 2.8%, from $502,000 for the three months ended June 30, 2024 to $516,000 for the three months ended June 30, 2025.

During the three months ended June 30, 2025, the Company reported an unrealized gain on marketable equity securities of $25,000, compared to unrealized gain on marketable equity securities of $4,000 during the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company reported a gain of $243,000 on non-marketable equity investments, compared to a gain of $987,000 on non-marketable equity investments during the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company reported $95,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the three months ended June 30, 2024. During the three months ended June 30, 2025, the Company reported $4,000 in gains from mortgage banking activities and did not have comparable income during the three months ended June 30, 2024.

Non-interest Expense.

For the three months ended June 30, 2025, non-interest expense increased $1.3 million, or 9.4%, to $15.7 million from $14.3 million for the three months ended June 30, 2024. The increase in non-interest expense was due to an increase in salaries and benefits of $930,000, or 11.8%, an increase in advertising and marketing expense of $104,000, or 30.7%, an increase in data processing expense of $87,000, or 10.3%, an increase in software related expense of $79,000, or 14.0%, an increase in FDIC insurance expense of $76,000, or 23.5%, an increase in occupancy expense of $47,000, or 3.9%, an increase in professional fees of $42,000, or 7.2%, an increase in debit card and ATM processing fees of $31,000, or 4.8%, an increase in furniture and equipment expense of $8,000, or 1.7%, and a decrease in other non-interest expense of $62,000, or 4.4%.

For the three months ended June 30, 2025, the efficiency ratio was 74.4%, compared to 78.2% for the three months ended June 30, 2024. For the three months ended June 30, 2025, the adjusted efficiency ratio, a non-GAAP financial measure, was 75.3% compared to 82.7% for the three months ended June 30, 2024. The decreases in the efficiency ratio and the adjusted efficiency ratio were driven by an increase in total revenues, defined as the sum of net interest income and non-interest income, during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended June 30, 2025 was $1.4 million, or an effective tax rate of 23.7%, compared to $771,000, or an effective tax rate of 18.0%, for the three months ended June 30, 2024. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2025.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND JUNE 30, 2024

General.

For the six months ended June 30, 2025, the Company reported net income of $6.9 million, or $0.34 per diluted share, compared to $6.5 million, or $0.31 per diluted share, for the six months ended June 30, 2024. Return on average assets and return on average equity were 0.52% and 5.87% for the six months ended June 30, 2025, respectively, compared to 0.51% and 5.53% for the six months ended June 30, 2024, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2025 and 2024, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,077,424	$51,440	4.99%	$2,019,420	$48,805	4.86%
Securities(2)	370,249	5,010	2.73	357,171	4,255	2.40
Other investments - at cost	14,941	360	4.86	13,411	284	4.26
Short-term investments(3)	67,282	1,481	4.44	11,857	286	4.85
Total interest-earning assets	2,529,896	58,291	4.65	2,401,859	53,630	4.49
Total non-interest-earning assets	156,489			155,555
Total assets	$2,686,385			$2,557,414

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$153,212	674	0.89	$133,504	488	0.74
Savings accounts	186,196	95	0.10	185,907	90	0.10
Money market accounts	695,872	7,569	2.19	624,164	5,517	1.78
Time deposit accounts	696,618	13,475	3.90	638,970	13,533	4.26
Total interest-bearing deposits	1,731,898	21,813	2.54	1,582,545	19,628	2.49
Short-term borrowings and long-term debt	122,426	3,060	5.04	160,643	3,962	4.96
Interest-bearing liabilities	1,854,324	24,873	2.70	1,743,188	23,590	2.72
Non-interest-bearing deposits	571,245			553,246
Other non-interest-bearing liabilities	23,826			25,672
Total non-interest-bearing liabilities	595,071			578,918

Total liabilities	2,449,395			2,322,106
Total equity	236,990			235,308
Total liabilities and equity	$2,686,385			$2,557,414
Less: Tax-equivalent adjustment(2)		(242)			(224)
Net interest and dividend income		$33,176			$29,816
Net interest rate spread(4)			1.92%			1.75%
Net interest rate spread, on a tax equivalent basis(5)			1.95%			1.77%
Net interest margin(6)			2.64%			2.50%
Net interest margin, on a tax equivalent basis(7)			2.66%			2.52%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.43%			137.79%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$1,330	$1,305	$2,635
Securities (1)	156	599	755
Other investments - at cost	32	44	76
Short-term investments	1,332	(137)	1,195
Total interest-earning assets	2,850	1,811	4,661

Interest-bearing liabilities
Interest-bearing checking accounts	72	114	186
Savings accounts	—	5	5
Money market accounts	634	1,418	2,052
Time deposits	1,201	(1,259)	(58)
Short-term borrowings and long-term debt	(945)	43	(902)
Total interest-bearing liabilities	962	321	1,283
Change in net interest and dividend income	$1,888	$1,490	$3,378

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the six months ended June 30, 2025, net interest income increased $3.4 million, or 11.3%, to $33.2 million, compared to $29.8 million for the six months ended June 30, 2024. The increase in net interest income was due to an increase in interest income of $4.6 million, or 8.7%, partially offset by an increase in interest expense of $1.3 million, or 5.4%.

For the six months ended June 30, 2025, the net interest margin increased 14 basis points from 2.50% for the six months ended June 30, 2024 to 2.64%. The net interest margin, on a tax-equivalent basis, was 2.66% for the six months ended June 30, 2025, compared to 2.52% for the six months ended June 30, 2024. During the six months ended June 30, 2025 and the six months ended June 30, 2024, the Company recorded $425,000 and $8,000, respectively, in prepayment penalties related to payoffs in the commercial portfolio. Excluding the prepayment penalties, the net interest margin increased 11 basis points from 2.50% for the six months ended June 30, 2024 to 2.61% for the six months ended June 30, 2025.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.63% for the six months ended June 30, 2025, compared to 4.47% for the six months ended June 30, 2024. The average loan yield, without the impact of tax-equivalent adjustments, was 4.97% for the six months ended June 30, 2025, compared to 4.84% for the six months ended June 30, 2024. During the six months ended June 30, 2025, average interest-earning assets increased $128.0 million, or 5.3%, to $2.5 billion, from the same period in 2024. The increase was primarily due to an increase in average loans of $58.0 million, or 2.9%, an increase in average short-term investments, consisting of cash and cash equivalents, of $55.4 million, or 467.4%, and an increase in average securities of $13.1 million, or 3.7%.

The average cost of total funds, including non-interest bearing accounts and borrowings, was 2.07% for each of the six months ended June 30, 2025 and June 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 23 basis points to 1.05% for the six months ended June 30, 2025, from 0.82% for the six months ended June 30, 2024. The average cost of time deposits decreased 36 basis points from 4.26% for the six months ended June 30, 2024 to 3.90% for the six months ended June 30, 2025. The average cost of borrowings, including subordinated debt, increased eight basis points from 4.96% for the six months ended June 30, 2024 to 5.04% for the six months ended June 30, 2025. Average demand deposits, an interest-free source of funds, increased $18.0 million, or 3.3%, from $553.2 million, or 25.9% of total average deposits, for the six months ended June 30, 2024 to $571.2 million, or 24.8% of total average deposits, for the six months ended June 30, 2025.

Reversal of Credit Losses.

During the six months ended June 30, 2025, the Company recorded a reversal of credit losses of $473,000, compared to a reversal of credit losses of $844,000 during the six months ended June 30, 2024. The decrease was primarily due to changes in the loan mix as well as economic environment and related adjustments to the quantitative components of the CECL methodology. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $556,000 for the six months ended June 30, 2025, as compared to net recoveries of $57,000 for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full and the Company does not expect to charge-off or recover any additional funds from the borrower.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the six months ended June 30, 2025, non-interest income decreased $338,000, or 5.2%, from $6.5 million during the six months ended June 30, 2024 to $6.2 million. During the same period, service charges and fees on deposits increased $252,000, or 5.5%, and income from BOLI increased $34,000, or 3.6%. During the six months ended June 30, 2025, the Company reported a gain of $243,000 on non-marketable equity investments, compared to a gain of $987,000 during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company reported $95,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company reported unrealized gains on marketable equity securities of $20,000, compared to unrealized gains on marketable equity securities of $12,000 during the six months ended June 30, 2024. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the six months ended June 30, 2025, the Company reported $11,000 in gains from mortgage banking activities and did not have comparable gains or losses during the six months ended June 30, 2024. In addition, during the six months ended June 30, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000 and did not have a comparable gain or loss during the six months ended June 30, 2025.

Non-interest Expense.

For the six months ended June 30, 2025, non-interest expense increased $1.7 million, or 6.0%, to $30.8 million, compared to $29.1 million for the six months ended June 30, 2024. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.1 million, or 6.8%, due to an increase in deferred compensation expense to reflect updated performance award estimates. Advertising expense increased $184,000, or 26.7%, data processing increased $107,000, or 6.3%, FDIC insurance expense increased $97,000, or 13.2%, occupancy expense increased $96,000, or 3.7%, debit card and ATM processing fees increased $56,000, or 4.7%, software related expenses increased $39,000, or 3.1%, professional fees increased $19,000, or 1.7%, furniture and equipment expense increased $11,000, or 1.1%, and other non-interest expense increased $36,000, or 1.4%.

For the six months ended June 30, 2025, the efficiency ratio was 78.4%, compared to 80.1% for the six months ended June 30, 2024. For the six months ended June 30, 2025, the adjusted efficiency ratio, a non-GAAP financial measure, was 78.9%, compared to 82.4% for the six months ended June 30, 2024. The decreases in the efficiency ratio and the adjusted efficiency ratio were driven by higher revenues, defined as the sum of net interest income and non-interest income, during the six months ended June 30, 2025, compared to the six months ended June 30, 2024. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the six months ended June 30, 2025 was $2.1 million, representing an effective tax rate of 23.2%, compared to $1.6 million, representing an effective tax rate of 19.8%, for six months ended June 30, 2024. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2025.

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

	At June 30, 2025	At June 30, 2024
	(Dollars in thousands, except per share data)

Book Value per Share (GAAP)	$11.68	$11.07
Non-GAAP adjustments:
Goodwill	(0.61)	(0.58)
Core deposit intangible	(0.06)	(0.08)
Tangible Book Value per Share (non-GAAP)	$11.01	$10.41

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)

Loan income (no tax adjustment)	$26,214	$24,340	$51,198	$48,581
Tax-equivalent adjustment (1)	121	114	242	224
Loan income (tax-equivalent basis)	$26,335	$24,454	$51,440	$48,805

Net interest income (no tax adjustment)	$17,642	$14,470	$33,176	$29,816
Tax-equivalent adjustment (1)	121	114	242	224
Net interest income (tax-equivalent basis)	$17,763	$14,584	$33,418	$30,040

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(Dollars in thousands)

Net interest income (no tax adjustment)	$17,642	$14,470	$33,176	$29,816
Less:
Prepayment penalties and fees	425	8	425	8
Adjusted net interest income (non-GAAP)	$17,217	$14,462	$32,751	$29,808

Average interest-earning assets	$2,530,077	$2,400,633	$2,529,896	$2,401,859
Net interest margin (no tax adjustment)	2.80%	2.42%	2.64%	2.50%
Net interest margin (tax-equivalent)	2.82%	2.44%	2.66%	2.52%
Net interest margin, excluding prepayment penalties and fees (non-GAAP)	2.73%	2.42%	2.61%	2.50%

Efficiency Ratio:
Non-interest Expense (GAAP)	$15,656	$14,314	$30,840	$29,096

Net Interest Income (GAAP)	$17,642	$14,470	$33,176	$29,816

Non-interest Income (GAAP)	$3,411	$3,834	$6,170	$6,508

Non-GAAP adjustments:
Loss on disposal of premises and equipment, net	—	—	—	6
Unrealized gain on marketable equity securities	(25)	(4)	(20)	(12)
Gain on non-marketable equity investments	(243)	(987)	(243)	(987)
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$3,143	$2,843	$5,907	$5,515
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$20,785	$17,313	$39,083	$35,331

Efficiency Ratio (GAAP)	74.36%	78.20%	78.38%	80.10%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	75.32%	82.68%	78.91%	82.35%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At June 30, 2025 and December 31, 2024, outstanding borrowings from the FHLB were $98.0 million. At June 30, 2025, we had $452.7 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $383.8 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of June 30, 2025 and December 31, 2024, there were no advances outstanding under the FRB Discount Window.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2025 and December 31, 2024, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At June 30, 2025, the Company had approximately $153.9 million in loan commitments and letters of credit to borrowers and approximately $357.8 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At June 30, 2025, time deposit accounts scheduled to mature within one year totaled $651.5 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its banking software system provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of June 30, 2025 were estimated to be $6.1 million, with the total amount of $6.1 million expected to be paid within one year. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $8.3 million as of June 30, 2025. Principal payments expected to be made on our lease liabilities during the twelve months ended June 30, 2026 were $1.4 million. The remaining lease liability payments totaled $6.9 million and are expected to be made after June 30, 2026.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At June 30, 2025, $19.8 million aggregate principal amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

At June 30, 2025, we exceeded each of the applicable regulatory capital requirements. As of June 30, 2025, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of June 30, 2025 and December 31, 2024 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$285,856	14.42%	$158,585	8.00%	N/A	N/A
Bank	271,116	13.69	158,429	8.00	$198,037	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,857	12.40	118,938	6.00	N/A	N/A
Bank	250,888	12.67	118,822	6.00	158,429	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,857	12.40	89,204	4.50	N/A	N/A
Bank	250,888	12.67	89,116	4.50	128,724	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,857	9.10	108,041	4.00	N/A	N/A
Bank	250,888	9.29	107,988	4.00	134,986	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,545	14.38%	$158,884	8.00%	N/A	N/A
Bank	270,879	13.65	158,744	8.00	$198,430	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	119,163	6.00	N/A	N/A
Bank	250,748	12.64	119,058	6.00	158,744	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	89,372	4.50	N/A	N/A
Bank	250,748	12.64	89,293	4.50	128,979	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,663	9.14	107,461	4.00	N/A	N/A
Bank	250,748	9.34	107,390	4.00	134,237	5.00

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
April 1 - 30, 2025	43,291	9.29	43,291	222,318
May 1 – 31, 2025	222,318	9.49	222,318	—
June 1 - 30, 2025	25,000	9.37	25,000	975,000
Total	290,609	9.45	290,609	975,000

(1)	On May 21, 2024, the Board authorized a stock repurchase plan (the “2024 Plan”) under which the Company was authorized to repurchase up to 1,000,000 shares of its common stock, or 4.6%, of its then-outstanding common stock, as of the date the 2024 Plan was adopted. The 2024 Plan commenced upon the completion of the prior existing repurchase plan on June 6, 2024. The Company completed the 2024 Plan on May 30, 2025.

(2)	On April 22, 2025, the Board authorized a new stock repurchase plan (the “2025 Plan”), under which the Company is authorized to repurchase up to 1,000,000 million shares of its common stock, which is approximately 4.8% of the Company’s outstanding shares of common stock as of the date the 2025 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended June 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

10.1+	Western New England Bancorp, Inc. Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the Securities and Exchange Commission on May 14, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

+	Management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2025.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer