Form 10-Q
period 2025-09-30
Western New England Bancorp, Inc.
filed 2025-11-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

At November 3, 2025 the registrant had 20,491,966 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	unstable political and economic conditions, including but not limited to the effects of federal government shutdowns and changes in tariff policies, which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including recent sustained increases and potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;

●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$25,513	$18,824
Federal funds sold	7,098	9,264
Interest-bearing deposits and other short-term investments	50,331	38,362
Total cash and cash equivalents	82,942	66,450

Securities available-for-sale, at fair value	179,234	160,704
Securities held-to-maturity, at amortized cost (Fair value of $161,588 at September 30, 2025 and $165,606 at December 31, 2024)	193,446	205,036
Marketable equity securities, at fair value	471	397
Total investment securities	373,151	366,137
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,818	5,818
Total Loans	2,131,308	2,070,189
Less: Allowance for credit losses	(20,542)	(19,529)
Net loans	2,110,766	2,050,660
Premises and equipment, net	23,194	24,421
Accrued interest receivable	8,887	8,468
Bank-owned life insurance	78,527	77,056
Deferred tax asset, net	12,085	13,997
Goodwill	12,487	12,487
Core deposit intangible	1,156	1,438
Other assets	26,517	26,158
TOTAL ASSETS	$2,735,530	$2,653,090
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$590,152	$565,620
Interest-bearing deposits	1,759,723	1,697,027
Total deposits	2,349,875	2,262,647
Borrowings:
Short-term borrowings	2,980	5,390
Long-term debt	98,000	98,000
Subordinated debt	19,781	19,751
Total borrowings	120,761	123,141
Securities pending settlement	—	8,622
Other liabilities	21,254	22,770
TOTAL LIABILITIES	2,491,890	2,417,180
SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,491,966 shares issued and outstanding at September 30, 2025; 20,875,713 shares issued and outstanding at December 31, 2024	205	209
Additional paid-in capital	115,828	119,326
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,559)	(1,906)
Unearned compensation - Equity Incentive Plan	(1,557)	(1,190)
Retained earnings	148,510	142,745
Accumulated other comprehensive loss, net of tax	(17,787)	(23,274)
TOTAL SHAREHOLDERS’ EQUITY	243,640	235,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,735,530	$2,653,090

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income:
Residential and commercial real estate loans	$23,029	$21,719	$67,293	$63,622
Commercial and industrial loans	3,593	3,334	10,381	9,849
Consumer loans	68	81	214	244
Total interest income from loans	26,690	25,134	77,888	73,715
Investment securities, taxable	2,616	2,119	7,624	6,371
Investment securities, tax-exempt	—	1	—	3
Marketable equity securities	1	1	3	2
Total interest and dividend income from investment securities	2,617	2,121	7,627	6,376
Other investments	166	189	526	473
Short-term investments	560	396	2,041	682
Total interest income from cash and cash equivalents	726	585	2,567	1,155
Total interest and dividend income	30,033	27,840	88,082	81,246

Interest expense:
Deposits	10,403	11,165	32,216	30,793
Short-term borrowings	39	71	140	540
Long-term debt	1,245	1,622	3,696	4,607
Subordinated debt	254	254	762	762
Total interest expense	11,941	13,112	36,814	36,702
Net interest and dividend income	18,092	14,728	51,268	44,544

Provision for credit losses	1,293	941	820	97
Net interest and dividend income after provision for credit losses	16,799	13,787	50,448	44,447

Non-interest income:
Service charges and fees	2,552	2,341	7,364	6,901
Income from bank-owned life insurance	482	470	1,471	1,425
Net unrealized gain on marketable equity securities	22	10	42	22
Loss on sale of premises and equipment	—	—	—	(6)
Gain on mortgage banking activities	—	246	11	246
Gain on non-marketable equity investments	—	—	243	987
Other income	117	74	212	74
Total non-interest income	3,173	3,141	9,343	9,649

Non-interest expense:
Salaries and employee benefits	9,209	8,112	26,453	24,257
Occupancy	1,237	1,217	3,914	3,798
Furniture and equipment	453	483	1,431	1,450
Data processing	916	869	2,731	2,577
Software	652	612	1,956	1,877
Debit card and ATM processing expense	633	649	1,884	1,844
Professional fees	460	540	1,629	1,690
FDIC insurance assessment	376	338	1,206	1,071
Advertising	433	271	1,305	959
Other expenses	1,409	1,315	4,109	3,979
Total non-interest expense	15,778	14,406	46,618	43,502
Income before income taxes	4,194	2,522	13,173	10,594
Income tax provision	1,027	618	3,113	2,216
Net income	$3,167	$1,904	$10,060	$8,378

Earnings per common share:
Basic earnings per share	$0.16	$0.09	$0.50	$0.40
Weighted average basic shares outstanding	20,110,492	20,804,162	20,234,534	21,013,003
Diluted earnings per share	$0.16	$0.09	$0.50	$0.40
Weighted average diluted shares outstanding	20,240,975	20,933,833	20,354,977	21,122,208
Dividends per share	$0.07	$0.07	$0.21	$0.21

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$3,167	$1,904	$10,060	$8,378

Other comprehensive income:
Securities available-for-sale:
Unrealized holding gain	2,724	7,103	7,401	4,554
Tax effect	(697)	(1,811)	(1,914)	(1,155)
Net-of-tax amount	2,027	5,292	5,487	3,399

Other comprehensive income	2,027	5,292	5,487	3,399

Comprehensive income	$5,194	$7,196	$15,547	$11,777

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Compensation - Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910
Net income	—	—	—	—	—	2,303	—	2,303
Comprehensive income	—	—	—	—	—	—	2,585	2,585
Common stock held by ESOP committed to be released (67,377 shares)	—	—	39	116	—	—	—	155
Share-based compensation - equity incentive plan	—	—	—	—	145	—	—	145
Forfeited equity incentive plan shares (22,176 shares)	—	—	(202)	—	202	—	—	—
Forfeited equity incentive plan shares reissued (24,560 shares)	—	—	228	—	(228)	—	—	—
Common stock repurchased	(217,218)	(2)	(1,981)	—	—	—	—	(1,983)
Issuance of common stock in connection with equity incentive plan	115,824	1	1,076	—	(1,077)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,439)	—	(1,439)
BALANCE AT MARCH 31, 2025	20,774,319	$208	$118,486	$(1,790)	$(2,148)	$143,609	$(20,689)	$237,676
Net income	—	—	—	—	—	4,590	—	4,590
Comprehensive income	—	—	—	—	—	—	875	875
Common stock held by ESOP committed to be released (67,377 shares)	—	—	38	115	—	—	—	153
Share-based compensation - equity incentive plan	—	—	—	—	318	—	—	318
Forfeited equity incentive plan shares (6,137 shares)	—	—	(55)	—	55	—	—	—
Forfeited equity incentive plan shares reissued (6,137 shares)	—	—	58	—	(58)	—	—	—
Common stock repurchased	(290,609)	(3)	(2,744)	—	—	—	—	(2,747)
Issuance of common stock in connection with equity incentive plan	10,791	—	102	—	(102)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,437)	—	(1,437)
BALANCE AT JUNE 30, 2025	20,494,501	$205	$115,885	$(1,675)	$(1,935)	$146,762	$(19,814)	$239,428
Net income	—	—	—	—	—	3,167	—	3,167
Comprehensive income	—	—	—	—	—	—	2,027	2,027
Common stock held by ESOP committed to be released (67,377 shares)	—	—	57	116	—	—	—	173
Share-based compensation - equity incentive plan	—	—	—	—	288	—	—	288
Forfeited equity incentive plan shares (9,956 shares)	—	—	(90)	—	90	—	—	—
Common stock repurchased	(2,535)	—	(24)	—	—	—	—	(24)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,419)	—	(1,419)
BALANCE AT SEPTEMBER 30, 2025	20,491,966	$205	$115,828	$(1,559)	$(1,557)	$148,510	$(17,787)	$243,640

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation - ESOP	Compensation - Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	2,961	—	2,961
Comprehensive loss	—	—	—	—	—	—	(1,893)	(1,893)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	30	122	—	—	—	152
Share-based compensation - equity incentive plan	—	—	—	—	505	—	—	505
Forfeited equity incentive plan shares reissued in connection with 2021 LTI performance share grant (4,219 shares)	—	—	35	—	(35)	—	—	—
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Common stock repurchased	(221,947)	(3)	(1,831)	—	—	—	—	(1,834)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,504)	—	(1,504)
BALANCE AT MARCH 31, 2024	21,627,690	$216	$125,213	$(2,272)	$(2,174)	$138,450	$(23,637)	$235,796
Net income	—	—	—	—	—	3,513	—	3,513
Comprehensive income	—	—	—	—	—	—	—	—
Common stock held by ESOP committed to be released (71,240 shares)	—	—	9	122	—	—	—	131
Share-based compensation - equity incentive plan	—	—	—	—	318	—	—	318
Forfeited equity incentive plan shares (2,384 shares)	—	—	(20)	—	20	—	—	—
Common stock repurchased	(269,841)	(2)	(1,785)	—	—	—	—	(1,787)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,494)	—	(1,494)
BALANCE AT JUNE 30, 2024	21,357,849	$214	$123,417	$(2,150)	$(1,836)	$140,469	$(23,637)	$236,477
Net income	—	—	—	—	—	1,904	—	1,904
Comprehensive income	—	—	—	—	—	—	5,292	5,292
Common stock held by ESOP committed to be released (71,240 shares)	—	—	8	122	—	—	—	130
Share-based compensation - equity incentive plan	—	—	—	—	323	—	—	323
Common stock repurchased	(244,441)	(3)	(1,997)	—	—	—	—	(2,000)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,471)	—	(1,471)
BALANCE AT SEPTEMBER 30, 2024	21,113,408	$211	$121,428	$(2,028)	$(1,513)	$140,902	$(18,345)	$240,655

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,060	$8,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	820	97
Depreciation and amortization of premises and equipment	1,607	1,659
Net amortization (accretion) of purchase accounting adjustments	24	(34)
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	766	877
Net amortization of deferred costs on mortgage loans	152	343
Net amortization of premiums on subordinated debt	30	29
Share-based compensation expense	751	1,146
ESOP expense	481	413
Net change in unrealized gains on marketable equity securities	(42)	(22)
Gain on mortgage banking activities	(11)	(246)
Loss on disposal of premises and equipment	—	6
Income from bank-owned life insurance	(1,471)	(1,425)
Net change in:
Accrued interest receivable	(419)	(125)
Other assets	(1,062)	504
Other liabilities	(813)	(5,767)
Net cash provided by operating activities	11,155	6,115

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	—	(1,100)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	11,320	10,896
Purchases of securities available-for-sale	(31,600)	(23,813)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	11,529	11,542
Purchase of marketable equity securities	(33)	(30)
Net loan originations and principal payments	(61,075)	(42,469)
Proceeds from sale of portfolio residential real estate loans	—	20,333
Purchase of Federal Home Loan Bank of Boston stock	—	(3,436)
Purchases of premises and equipment	(410)	(381)
Proceeds from disposal of premises & equipment	—	12
Net cash used in investing activities	(70,269)	(28,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	87,228	80,462
Decrease in short-term borrowings	(2,410)	(11,710)
Repayment of long-term debt	—	(90,369)
Proceeds from issuance of long-term debt	—	98,000
Cash dividends paid on common stock	(4,295)	(4,469)
Common stock repurchased	(4,917)	(5,621)
Net cash provided by financing activities	75,606	66,293

NET CHANGE IN CASH AND CASH EQUIVALENTS:	16,492	43,962
Beginning of period	66,450	28,840
End of period	$82,942	$72,802

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(163)	$2,513
Available-for-sale securities purchases pending settlement	(8,459)	—
Interest paid	36,864	39,051
Taxes paid	4,438	2,599

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2025

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2025, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results of operations for the year ending December 31, 2025. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2025 and 2024.

Earnings per common share for the three and nine months ended September 30, 2025 and 2024 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(Dollars and shares in thousands)
Net income applicable to common stock	$3,167	$1,904	$10,060	$8,378

Average number of common shares issued	20,492	21,246	20,632	21,466
Less: Average unallocated ESOP Shares	(186)	(256)	(203)	(273)
Less: Average unvested performance-based equity incentive plan shares	(196)	(186)	(194)	(180)

Average number of common shares outstanding used to calculate basic earnings per common share	20,110	20,804	20,235	21,013
Effect of dilutive performance-based equity incentive plan shares	131	130	120	109
Average number of common shares outstanding used to calculate diluted earnings per share	20,241	20,934	20,355	21,122

Net income per share:
Basic earnings per share	$0.16	$0.09	$0.50	$0.40
Diluted earnings per share	$0.16	$0.09	$0.50	$0.40

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Net unrealized losses on securities available-for-sale	$(23,835)	$(31,236)
Tax effect	6,048	7,962
Net-of-tax amount	(17,787)	(23,274)

Accumulated other comprehensive loss, net of tax	$(17,787)	$(23,274)

4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,958	$—	$(2,223)	$16,735
Corporate bonds	11,000	159	(319)	10,840
Total debt securities	29,958	159	(2,542)	27,575

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	167,248	675	(21,011)	146,912
U.S. government guaranteed mortgage-backed securities	5,863	—	(1,116)	4,747
Total mortgage-backed securities	173,111	675	(22,127)	151,659

Total securities available-for-sale	203,069	834	(24,669)	179,234

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(140)	4,861
U.S. government guaranteed obligations	1,019	—	(1)	1,018
Total debt securities	6,020	—	(141)	5,879

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	187,426	170	(31,887)	155,709
Total mortgage-backed securities	187,426	170	(31,887)	155,709

Total securities held-to-maturity	193,446	170	(32,028)	161,588

Total	$396,515	$1,004	$(56,697)	$340,822

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,424	$—	$(2,966)	$16,458
Corporate bonds	5,000	—	(390)	4,610
Total debt securities	24,424	—	(3,356)	21,068

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,313	—	(26,535)	134,778
U.S. government guaranteed mortgage-backed securities	6,203	—	(1,345)	4,858
Total mortgage-backed securities	167,516	—	(27,880)	139,636

Total securities available-for-sale	191,940	—	(31,236)	160,704

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(275)	4,727
U.S. government guaranteed obligations	1,064	—	(3)	1,061
Total debt securities	6,066	—	(278)	5,788

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	198,970	13	(39,165)	159,818
Total mortgage-backed securities	198,970	13	(39,165)	159,818

Total securities held-to-maturity	205,036	13	(39,443)	165,606

Total	$396,976	$13	$(70,679)	$326,310

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Nine Months Ended September 30
	2025	2024
	(Dollars in thousands)
Net gains recognized during the period on marketable equity securities	$42	$22
Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on marketable equity securities still held at end of period	$42	$22

At September 30, 2025, U.S. Treasury securities with a fair value of $4.9 million, government-sponsored enterprise obligations with a fair value of $8.4 million and mortgage-backed securities with a fair value of $153.0 million were pledged to secure public deposits and for other purposes as required or permitted by law. Securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary, based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2025, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due after one year through five years	$4,944	$4,373	$5,001	$4,861
Due after five years through ten years	23,166	21,365	—	—
Due after ten years	1,848	1,837	1,019	1,018
Total debt securities	$29,958	$27,575	$6,020	$5,879

Mortgage-backed securities:
Due after one year through five years	$2,777	$2,749	$—	$—
Due after five years through ten years	3,792	3,651	1,963	1,898
Due after ten years	166,542	145,259	185,463	153,811
Total mortgage-backed securities	173,111	151,659	187,426	155,709
Total securities	$203,069	$179,234	$193,446	$161,588

There were no gross realized gains or losses on sales of securities available-for-sale for the nine months ended September 30, 2025 and 2024. There were no sales of available-for-sale securities for the nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $519,000 at September 30, 2025 and $472,000 at December 31, 2024, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $211,000 at September 30, 2025 and $123,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and nine months ended September 30, 2025 and 2024.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $420,000 at September 30, 2025 and $430,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three and nine months ended September 30, 2025 and 2024.

At September 30, 2025 and December 31, 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at September 30, 2025 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at September 30, 2025 and December 31, 2024:

	September 30, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	5	$7,227	$47	0.6%	71	$102,988	$20,964	16.9%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,747	1,116	19.0
Government-sponsored enterprise obligations	2	2,652	35	1.3	4	14,083	2,188	13.4
Corporate bonds	—	—	—	—	2	4,681	319	6.4
Total securities available-for-sale	7	9,879	82		86	126,499	24,587

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,861	140	2.8%
U.S. Government guaranteed obligations	1	1,018	1	0.1	—	—	—	—
Government-sponsored mortgage-backed securities	—	—	—	—	36	143,737	31,887	18.2
Total securities held-to-maturity	1	1,018	1		37	148,598	32,027

Total securities	8	$10,897	$83		123	$275,097	$56,614

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	9	$33,145	$584	1.7%	70	$99,529	$25,951	20.7%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,858	1,345	21.7
Government-sponsored enterprise obligations	3	4,452	19	0.4	3	11,988	2,947	19.7
Corporate bonds	—	—	—	—	2	4,610	390	7.8
Total securities available-for-sale	12	37,597	603		84	120,985	30,633

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,727	275	5.5%
U.S. government guaranteed obligations	1	1,061	3	0.3	—	—	—	—
Government-sponsored mortgage-backed securities	4	9,187	127	1.4	37	148,992	39,038	20.8
Total securities held-to-maturity	5	10,248	130		38	153,719	39,313

Total securities	17	$47,845	$733		122	$274,704	$69,946

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2025, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At September 30, 2025, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $24.7 million, or 12.1% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $31.2 million, or 16.3% of the amortized cost basis of the securities available-for-sale at December 31, 2024. At September 30, 2025, there were 93 securities available-for-sale in which the fair value was less than the amortized cost, compared to 96 securities available-for-sale at December 31, 2024.

At September 30, 2025, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $32.0 million, or 16.6%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $39.4 million, or 19.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2024. At September 30, 2025, there were 38 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 43 securities held-to-maturity at December 31, 2024.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	September 30,	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$877,871	$880,828
Owner occupied	200,229	194,904
Total commercial real estate	1,078,100	1,075,732

Residential real estate:
Residential one-to-four family	695,844	653,802
Home equity	132,132	121,857
Total residential real estate	827,976	775,659

Commercial and industrial	218,951	211,656

Consumer	3,226	4,391

Total loans	2,128,253	2,067,438
Plus: Unearned premiums and deferred loan fees and costs, net	3,055	2,751
Less: Allowance for credit losses	(20,542)	(19,529)
Net loans	$2,110,766	$2,050,660

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At September 30, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $921.6 million and $906.0 million, respectively. The outstanding balance of FHLB advances was $98.0 million at September 30, 2025 and at December 31, 2024, respectively.

At September 30, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank Discount Window (“FRB Discount Window”) was $328.1 million and $377.0 million, respectively, with no outstanding borrowings at September 30, 2025 and at December 31, 2024.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2025 and December 31, 2024, the Company was servicing commercial loans participated out to various other institutions totaling $67.4 million and $65.3 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2025, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (178 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.16 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At September 30, 2025 and December 31, 2024, the Company was servicing residential mortgage loans owned by investors totaling $80.0 million and $84.8 million, respectively. Servicing fee income of $154,000 and $249,000 was recorded for the nine months ended September 30, 2025 and 2024, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in thousands)
Balance at the beginning of period:	$377	$377	$436	$422
Capitalized mortgage servicing rights	—	114	—	114
Amortization	(30)	(25)	(89)	(70)
Balance at the end of period	$347	$466	$347	$466
Fair value at the end of period	$712	$744	$712	$744

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

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.7 million at September 30, 2025 and $7.4 million at December 31, 2024 and is excluded from the estimate of credit losses.

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

An analysis of changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733
Provision for (reversal of) credit losses	487	741	(385)	9	—	852
Charge-offs	—	(23)	—	(58)	—	(81)
Recoveries	—	3	—	35	—	38
Balance at September 30, 2025	$13,991	$4,091	$2,298	$162	$—	$20,542

Balance at June 30, 2024	$14,331	$2,444	$2,552	$117	$—	$19,444
Provision for (reversal of) credit losses	(65)	733	(208)	149	—	609
Charge-offs	(46)	(158)	—	(65)	—	(269)
Recoveries	—	19	123	29	—	171
Balance at September 30, 2024	$14,220	$3,038	$2,467	$230	$—	$19,955

Allowance for credit losses for off-balance sheet exposures

Balance at June 30, 2025	$320	$274	$42	$—	$—	$636
Provision for (reversal of) credit losses	416	37	(12)	—	—	441
Balance at September 30, 2025	$736	$311	$30	$—	$—	$1,077

Balance at June 30, 2024	$361	$225	$47	$—	$—	$633
Reversal of credit losses	283	44	5	—	—	332
Balance at September 30, 2024	$644	$269	$52	$—	$—	$965

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) for credit losses	293	969	(789)	27	—	500
Charge-offs	(4)	(48)	—	(173)	—	(225)
Recoveries	25	14	610	89	—	738
Balance at September 30, 2025	$13,991	$4,091	$2,298	$162	$—	$20,542

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) credit losses	(903)	624	(275)	283	—	(271)
Charge-offs	(46)	(165)	(1)	(174)	—	(386)
Recoveries	28	31	206	80	—	345
Balance at September 30, 2024	$14,220	$3,038	$2,467	$230	$—	$19,955

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	280	55	(15)	—	—	320
Balance at September 30, 2025	$736	$311	$30	$—	$—	$1,077

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision for (reversal of) credit losses	269	106	(7)	—	—	368
Balance at September 30, 2024	$644	$269	$52	$—	$—	$965

During the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $820,000, compared to a provision for credit losses of $97,000 during the nine months ended September 30, 2024. The $723,000 increase in the provision for credit losses was primarily due to an increase in unfunded commitments, changes in the loan mix and a slight deterioration in the macroeconomic environment.

The Company recorded net recoveries of $513,000 for the nine months ended September 30, 2025, as compared to net charge-offs of $41,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full.

The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve Bank’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
September 30, 2025
Commercial real estate:
Non-owner occupied	$145	$—	$—	$145	$877,726	$877,871	$144
Owner occupied	—	—	—	—	200,229	200,229	299
Total	145	—	—	145	1,077,955	1,078,100	443
Residential real estate:
Residential one-to-four family	2,727	—	1,082	3,809	692,035	695,844	4,234
Home equity	39	166	342	547	131,585	132,132	435
Total	2,766	166	1,424	4,356	823,620	827,976	4,669
Commercial and industrial	24	—	1	25	218,926	218,951	537
Consumer	2	20	—	22	3,204	3,226	—
Total loans	$2,937	$186	$1,425	$4,548	$2,123,705	$2,128,253	$5,649

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2024
Commercial real estate:
Non-owner occupied	$285	$—	$—	$285	$880,543	$880,828	$—
Owner occupied	—	—	—	—	194,904	194,904	330
Total	285	—	—	285	1,075,447	1,075,732	330
Residential real estate:
Residential one-to-four family	1,747	569	983	3,299	650,503	653,802	3,965
Home equity	810	213	317	1,340	120,517	121,857	408
Total	2,557	782	1,300	4,639	771,020	775,659	4,373
Commercial and industrial	60	—	1	61	211,595	211,656	673
Consumer	10	—	—	10	4,381	4,391	5
Total loans	$2,912	$782	$1,301	$4,995	$2,062,443	$2,067,438	$5,381

At September 30, 2025 and December 31, 2024, total past due loans totaled $4.5 million, or 0.21% of total loans, and $5.0 million, or 0.24% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at September 30, 2025 and December 31, 2024:

	As of September 30, 2025			For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$144	$144	$2	$6
Owner occupied	—	299	299	5	13
Total	—	443	443	7	19
Residential real estate:
Residential one-to-four family	—	4,234	4,234	62	156
Home equity	—	435	435	11	32
Total		4,669	4,669	73	188
Commercial and industrial	—	537	537	17	46
Consumer	—	—	—	—	—
Total loans	$—	$5,649	$5,649	$97	$253

	As of December 31, 2024			For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$—	$—	$8	$26
Owner occupied	—	330	330	—	—
Total	—	330	330	8	26
Residential real estate:
Residential one-to-four family	—	3,965	3,965	57	145
Home equity	—	408	408	11	22
Total		4,373	4,373	68	167
Commercial and industrial	—	673	673	39	117
Consumer	—	5	5	—	—
Total loans	$—	$5,381	$5,381	$115	$310

At September 30, 2025 and December 31, 2024, nonaccrual loans totaled $5.6 million, or 0.27% of total loans and $5.4 million, or 0.26% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the nine months ended September 30, 2025 and 2024. At September 30, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. At September 30, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at September 30, 2025 or December 31, 2024.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At September 30, 2025, the Company had $1.1 million in individually evaluated commercial loans, collateralized by business assets, and $5.3 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of September 30, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$320	$—
Owner occupied	345	—
Total	665	—
Residential real estate:
Residential one-to-four family	4,234	—
Home equity	435	—
Total	4,669
Commercial and industrial	585	—
Consumer	—	—
Loans with no related allowance recorded	$5,919	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	471	133
Consumer	—	—
Loans with an allowance recorded	$471	$133
Total individually evaluated loans	$6,390	$133

	As of December 31, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,956	$—
Owner occupied	1,285	—
Total	8,241	—
Residential real estate:
Residential one-to-four family	4,333	—
Home equity	408	—
Total	4,741
Commercial and industrial	776	—
Consumer	—	—
Loans with no related allowance recorded	$13,758	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	494	156
Consumer	—	—
Loans with an allowance recorded	$494	$156
Total individually evaluated loans	$14,252	$156

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

There were no loan modifications granted based on borrower financial difficulty during the nine months ended September 30, 2025 or for the year ended December 31, 2024. During the nine months ended September 30, 2025 and 2024, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the nine months ended September 30, 2025 or 2024.

Credit Quality Information.

The Company monitors the credit quality of its loan portfolio by using internal risk ratings that are based on regulatory guidance. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of September 30, 2025 and December 31, 2024. The tables also summarize gross charge-offs by year of origination for the nine months ended September 30, 2025 and for the year ended December 31, 2024.

	Term Loan Origination by Year						Revolving Loans
	Year-to-Date September 30, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial Real Estate:
Pass (Rated 1- 4)	$52,422	$46,724	$50,514	$186,708	$226,783	$423,515	$67,713	$2,046	$1,056,425
Special Mention (Rated 5)	—	—	—	—	—	11,809	—	—	11,809
Substandard (Rated 6)	—	—	—	—	—	9,866	—	—	9,866
Total commercial real estate loans	$52,422	$46,724	$50,514	$186,708	$226,783	$445,190	$67,713	$2,046	$1,078,100

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$52,422	$46,724	$50,514	$186,708	$226,783	$444,747	$67,713	$2,046	$1,077,657
Nonaccrual	—	—	—	—	—	443	—	—	443

Residential One-to-Four Family:
Pass	$73,910	$83,730	$56,695	$84,166	$83,096	$300,309	$9,168	$—	$691,074
Substandard	—	—	185	371	668	3,546	—	—	4,770
Total residential one-to-four family	$73,910	$83,730	$56,880	$84,537	$83,764	$303,855	$9,168	$—	$695,844

Current period gross charge-offs	$—	$—	$—	$—	$—	$21	$—	$—	$21

Payment Performance:
Performing	$73,910	$83,730	$56,695	$84,166	$83,096	$300,845	$9,168	$—	$691,610
Nonaccrual	—	—	185	371	668	3,010	—	—	4,234

Home Equity:
Pass	$7,014	$7,698	$7,008	$7,273	$4,997	$14,015	$80,697	$2,995	$131,697
Substandard	—	11	82	—	—	—	248	94	435
Total home equity loans	$7,014	$7,709	$7,090	$7,273	$4,997	$14,015	$80,945	$3,089	$132,132

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$3	$27

Payment Performance:
Performing	$7,014	$7,698	$7,008	$7,273	$4,997	$14,015	$80,697	$2,995	$131,697
Nonaccrual	—	11	82	—	—	—	248	94	435

	Term Loans Originated by Year						Revolving Loans
	Year-to-Date September 30, 2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$12,969	$35,137	$12,415	$24,144	$23,271	$32,180	$65,635	$58	$205,809
Special Mention (Rated 5)	—	—	21	—	88	27	1,035	—	1,171
Substandard (Rated 6)	—	—	5,448	542	—	1,110	4,871	—	11,971
Total commercial and industrial loans	$12,969	$35,137	$17,884	$24,686	$23,359	$33,317	$71,541	$58	$218,951

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$12,969	$35,137	$17,852	$24,686	$23,359	$32,923	$71,430	$58	$218,414
Nonaccrual	—	—	32	—	—	394	111	—	537

Consumer:
Pass	$331	$551	$891	$417	$97	$105	$834	$—	$3,226
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$331	$551	$891	$417	$97	$105	$834	$—	$3,226

Current period gross charge-offs	$99	$—	$—	$—	$—	$6	$—	$68	$173

Payment Performance:
Performing	$331	$551	$891	$417	$97	$105	$834	$—	$3,226
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of and Year Ended December 31, 2024
	Term Loan Origination by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial Real Estate:
Pass (Rated 1- 4)	$51,726	$46,105	$175,159	$237,531	$108,165	$348,564	$84,083	$3,391	$1,054,724
Special Mention (Rated 5)	—	—	—	—	—	10,104	134	—	10,238
Substandard (Rated 6)	—	—	—	—	8,166	2,604	—	—	10,770
Total commercial real estate loans	$51,726	$46,105	$175,159	$237,531	$116,331	$361,272	$84,217	$3,391	$1,075,732

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$51,726	$46,105	$175,159	$237,531	$116,331	$360,942	$84,217	$3,391	$1,075,402
Nonaccrual	—	—	—	—	—	330	—	—	330

Residential One-to-Four Family:
Pass	$79,180	$60,825	$87,635	$88,761	$119,302	$205,620	$7,821	$—	$649,144
Substandard	—	—	425	355	380	3,498	—	—	4,658
Total residential one-to-four family	$79,180	$60,825	$88,060	$89,116	$119,682	$209,118	$7,821	$—	$653,802

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$79,180	$60,825	$87,635	$88,761	$119,302	$206,313	$7,821	$—	$649,837
Nonaccrual	—	—	425	355	380	2,805	—	—	3,965

Home Equity:
Pass	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Substandard	13	—	70	—	—	—	317	8	408
Total home equity loans	$9,522	$8,699	$9,266	$5,801	$6,264	$9,998	$69,237	$3,070	$121,857

Current period gross charge-offs	$—	$—	$20	$—	$—	$7	$—	$99	$126

Payment Performance:
Performing	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Nonaccrual	13	—	70	—	—	—	317	8	408

	As of and Year Ended December 31, 2024
	Term Loans Originated by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$29,346	$19,096	$27,609	$27,371	$14,859	$22,117	$58,852	$64	$199,314
Special Mention (Rated 5)	—	25	590	125	—	328	99	—	1,167
Substandard (Rated 6)	—	5,872	—	—	376	1,547	3,380	—	11,175
Total commercial and industrial loans	$29,346	$24,993	$28,199	$27,496	$15,235	$23,992	$62,331	$64	$211,656

Current period gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$9	$65

Payment Performance:
Performing	$29,346	$24,993	$28,199	$27,496	$15,235	$23,468	$62,182	$64	$210,983
Nonaccrual	—	—	—	—	—	524	149	—	673

Consumer:
Pass	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$839	$1,421	$842	$271	$45	$150	$823	$—	$4,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$228	$228

Payment Performance:
Performing	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Nonaccrual	—	—	—	—	—	5	—	—	5

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	September 30, 2025	December 31, 2024
	(Dollar in thousands)
Criticized loans:
Special Mention	$12,980	$11,405
Substandard	27,042	27,016
Total criticized loans	$40,022	$38,421
Total criticized loans as a percentage of total loans	1.9%	1.9%

At September 30, 2025 and December 31, 2024, the Company did not have any loans rated Doubtful or Loss.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At September 30, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At September 30, 2025 and December 31, 2024, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the nine months ended September 30, 2025, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $282,000 for the nine months ended September 30, 2025 and 2024. At September 30, 2025, future amortization of the core deposit intangible totaled $375,000 for each of the next three years and $31,000 thereafter.

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

The Committee selected Return on Equity (“ROE”) and Three-Year Cumulative Diluted Earnings per Share (“EPS”) as the primary performance metrics for the 2022 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2022 LTI Plan are as follows:

	ROE Metrics
Performance Period Ending	Threshold	Target	Stretch	Actual
December 31, 2022	7.79%	8.20%	8.61%	11.85%
December 31, 2023	7.93%	8.35%	8.77%	6.47%
December 31, 2024	8.03%	8.45%	8.87%	4.93%

	EPS Metrics
Performance Perid Ending	Threshold	Target	Stretch	Actual
Three-Year Cumulative Diluted EPS	$2.35	$2.61	$2.85	$2.44

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

2025 Long-Term Incentive Plan.

In March 2025, the Committee granted 140,384 shares under the 2025 Long-Term LTI Plan (the “2025 LTI Plan”). Of the 140,384 shares granted, 70,192 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 70,192 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2025 LTI Plan performance metrics.

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

Amended and Restated 2021 Omnibus Incentive Plan.

On May 14, 2025, the Company held its Annual Meeting of Shareholders at which the Company’s shareholders approved the amendment and restatement of the Company’s 2021 Omnibus Plan (the “Amended and Restated Plan”) to increase the total number of shares of common stock available for issuance by 1,000,000 shares. The Amended and Restated Plan was approved by the Company’s Board of Directors on January 28, 2025, subject to shareholder approval, and became effective with such shareholder approval on May 14, 2025.

2025 Annual Equity Retainer.

In May 2025, under the Company’s Amended and Restated Plan, each non-employee director received an annual equity retainer of 2,116 time-based restricted shares of WNEB common stock. In total, 16,928 shares were granted and will become fully vested on December 31, 2025.

At September 30, 2025, there were 1,004,544 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at September 30, 2025 and 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	126,615	9.31
Forfeited shares reissued	30,697	9.33
Shares forfeited	(38,269)	9.08
Shares vested	(31,460)	9.12
Balance at September 30, 2025	342,315	9.13

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(69,376)	8.34
Balance at September 30, 2024	335,924	8.98

We recorded total expense for restricted stock awards of $751,000 and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company’s overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At September 30, 2025, the Company pledged $921.6 million of eligible collateral to support its borrowing capacity at the FHLB.

There were no short-term FHLB advances outstanding at September 30, 2025 and December 31, 2024. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily, but the portion not repaid will be automatically renewed. At September 30, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Ideal Way line of credit. At September 30, 2025, the Company had an immediate availability to borrow an additional $468.7 million from the FHLB, including the Ideal Way line of credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $3.0 million with a weighted average rate of 4.09% at September 30, 2025 and $5.4 million with a weighted average rate of 4.33% at December 31, 2024, respectively.

As a member of the Federal Reserve Bank, the Company may also borrow from the FRB Discount Window. At September 30, 2025 and December 31, 2024, the Company had an available line of credit of $365.2 million and $382.9 million, respectively, with the Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio not otherwise pledged. At September 30, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of September 30, 2025 and December 31, 2024, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. At September 30, 2025 and December 31, 2024, long-term debt consisted of $98.0 million in outstanding FHLB advances with a weighted average fixed rate of 4.97%.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At September 30, 2025, $19.8 million aggregate principal amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $219,000 as of September 30, 2025, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $30,000 and $29,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of September 30, 2025 and December 31, 2024.

September 30, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$858		$4,147
Interest rate swap – with dealer counterparties		4,147		858
Total derivatives	Other Assets	$5,005	Other Liabilities	$5,005

December 31, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		5,883
Interest rate swap – with dealer counterparties		5,883		—
Total derivatives	Other Assets	$5,883	Other Liabilities	$5,883

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income for the three and nine months ended September 30, 2024. There were no gains or losses on fair value hedging relationships recorded through interest income for the three and nine months ended September 30, 2025.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$434	$1,324

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$471	$534
Derivatives designated as hedging instruments	(37)	790

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the nine months ended September 30, 2025 and 2024, respectively.

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

At September 30, 2025, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of September 30, 2025, we were not required to post collateral under these agreements because we did not have any derivatives in a liability position with those counterparties.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$179,234	$—	$179,234
Marketable equity securities	471	—	—	471
Interest rate swaps	—	5,005	—	5,005
Total assets	$471	$184,239	$—	$184,710

Liabilities:
Interest rate swaps	$—	$5,005	$—	$5,005

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,704	$—	$160,704
Marketable equity securities	397	—	—	397
Interest rate swaps	—	5,883	—	5,883
Total assets	$397	$166,587	$—	$166,984

Liabilities:
Interest rate swaps	$—	$5,883	$—	$5,883

There were no transfers to or from Level 1 and 2 for assets measured at fair value on a recurring basis at September 30, 2025 and December 31, 2024.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the carrying values of the related assets as of September 30, 2025 and December 31, 2024.

Nine Months Ended
	At September 30, 2025			September 30, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1	$25

Nine Months Ended
	At December 31, 2024			September 30, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$325	$99

The amount of impaired loans represents the carrying value, net of the related write-down or valuation allowance of collateral dependent loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of collateral dependent loans with specific allocations of the allowance for credit losses is generally based on real estate appraisals performed by independent licensed or certified appraisers.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$82,942	$82,942	$—	$—	$82,942
Securities held-to-maturity	193,446	4,861	156,727	—	161,588
Securities available-for-sale	179,234	—	179,234	—	179,234
Marketable equity securities	471	471	—	—	471
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,110,766	—	—	1,991,629	1,991,629
Accrued interest receivable	8,887	—	—	8,887	8,887
Mortgage servicing rights	347	—	712	—	712
Derivative asset	5,005	—	5,005	—	5,005

Liabilities:
Deposits	2,349,875	—	—	2,348,096	2,348,096
Short-term borrowings	2,980	—	2,980	—	2,980
Long-term debt	98,000	—	98,689	—	98,689
Subordinated debt	19,781	—	15,999	—	15,999
Accrued interest payable	853	—	—	853	853
Derivative liabilities	5,005	—	5,005	—	5,005

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,450	$66,450	$—	$—	$66,450
Securities held-to-maturity	205,036	4,727	160,879	—	165,606
Securities available-for-sale	160,704	—	160,704	—	160,704
Marketable equity securities	397	397	—	—	397
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,050,660	—	—	1,894,621	1,894,621
Accrued interest receivable	8,468	—	—	8,468	8,468
Mortgage servicing rights	436	—	826	—	826
Derivative asset	5,883	—	5,883	—	5,883

Liabilities:
Deposits	2,262,647	—	—	2,261,666	2,261,666
Short-term borrowings	5,390	—	5,390	—	5,390
Long-term debt	98,000	—	98,835	—	98,835
Subordinated debt	19,751	—	15,876	—	15,876
Accrued interest payable	903	—	—	903	903
Derivative liabilities	5,883	—	5,883	—	5,883

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and Hartford and Tolland Counties in northern Connecticut to increase the net interest margin and loan income;

●	Supplement the Company’s commercial portfolio by growing the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and nine months ended September 30, 2025 in the context of this strategy.

●	Net income was $3.2 million, or $0.16 per diluted share, for the three months ended September 30, 2025, compared to net income of $1.9 million, or $0.09 per diluted share, for the three months ended September 30, 2024. For the nine months ended September 30, 2025, net income was $10.1 million, or $0.50 per diluted share, compared to $8.4 million, or $0.40 per diluted share, for the nine months ended September 30, 2024.

●	Net interest income increased $3.4 million, or 22.8%, to $18.1 million, for the three months ended September 30, 2025, from $14.7 million for the three months ended September 30, 2024. The increase in net interest income was due to an increase in interest and dividend income of $2.2 million, or 7.9%, and a decrease in interest expense of $1.2 million, or 8.9%. The increase in interest income was primarily due to a $112.6 million, or 4.6%, increase in average interest-earning assets and an increase in the average yield on interest-earning assets of 12 basis points, from the three months ended September 30, 2024 to the three months ended September 30, 2025. During the nine months ended September 30, 2025, net interest income increased $6.7 million, or 15.1%, to $51.3 million, compared to $44.5 million for the nine months ended September 30, 2024. The increase in net interest income was primarily due to an increase in interest income of $6.8 million, or 8.4%.

●	During the three months ended September 30, 2025, the Company recorded a provision for credit losses of $1.3 million, compared to a provision for credit losses of $941,000 during the three months ended September 30, 2024. The $352,000, or 37.4%, increase in the provision for credit losses was primarily due to an increase in unfunded commitments during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and a slight deterioration in macroeconomic forecasts. During the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $820,000, compared to a provision for credit losses of $97,000 during the nine months ended September 30, 2024. The $723,000 increase in the provision for credit losses was primarily due to an increase in unfunded commitments, changes in the loan mix and a slight deterioration in the macroeconomic environment.

CRITICAL ACCOUNTING POLICIES

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

Critical accounting estimates are necessary in the application of certain accounting policies and procedures and are particularly susceptible to significant change. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions.

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2025. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2024 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

At September 30, 2025, total assets increased $82.4 million, or 3.1%, from December 31, 2024 to $2.7 billion. The increase in total assets was primarily due to an increase in total loans of $60.8 million, or 2.9%, an increase in investment securities of $7.0 million, or 1.9%, and an increase in cash and cash equivalents of $16.5 million, or 24.8%.

Investment Securities.

At September 30, 2025, the investment securities portfolio totaled $373.2 million, or 13.6% of total assets, compared to $366.1 million, or 13.8% of total assets, at December 31, 2024. At September 30, 2025, the Company’s available-for-sale securities portfolio, recorded at fair market value, increased $18.5 million, or 11.5%, from $160.7 million at December 31, 2024 to $179.2 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $11.6 million, or 5.6%, from $205.0 million at December 31, 2024 to $193.4 million at September 30, 2025.

At September 30, 2025, the Company reported unrealized losses on the available-for-sale securities portfolio of $23.8 million, or 11.7% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities at December 31, 2024. At September 30, 2025, the Company reported unrealized losses on the held-to-maturity securities portfolio of $31.9 million, or 16.5% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2024.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $10.8 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At September 30, 2025 and December 31, 2024, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the FHLB and FRB as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's objective to provide liquidity.

Loans.

Total loans increased $60.8 million, or 2.9%, from $2.1 billion, or 77.9% of total assets, at December 31, 2024 to $2.1 billion, or 77.8% of total assets, at September 30, 2025. The increase in total loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $52.3 million, or 6.7%, an increase in commercial and industrial loans of $7.3 million, or 3.4%, an increase in commercial real estate loans of $2.4 million, or 0.2%, partially offset by a decrease in consumer loans of $1.2 million, or 26.5%.

Total delinquency was $4.5 million, or 0.21% of total loans, at September 30, 2025, compared to $5.0 million, or 0.24% of total loans at December 31, 2024. At September 30, 2025, nonaccrual loans totaled $5.6 million, or 0.27% of total loans, compared to $5.4 million, or 0.26% of total loans, at December 31, 2024. At September 30, 2025 and December 31, 2024, there were no loans 90 or more days past-due and still accruing interest. Total nonperforming assets (defined as nonaccrual loans and other real estate owned) totaled $5.6 million, or 0.21% of total assets, at September 30, 2025, compared to $5.4 million, or 0.20% of total assets, at December 31, 2024. At September 30, 2025 and December 31, 2024, the Company did not have any other real estate owned.

At September 30, 2025, the allowance for credit losses was $20.5 million, or 0.96% of total loans and 363.6% of nonaccrual loans, compared to $19.5 million, or 0.94% of total loans and 362.9% of nonaccrual loans, at December 31, 2024. Total criticized loans, defined as special mention and substandard loans, increased $1.6 million, or 4.2%, from $38.4 million, or 1.9% of total loans, at December 31, 2024 to $40.0 million, or 1.9% of total loans, at September 30, 2025.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At September 30, 2025, the commercial real estate portfolio totaled $1.1 billion and represented 50.7% of total loans. Of the $1.1 billion, $877.9 million, or 81.4%, was categorized as non-owner occupied commercial real estate and represented 319.8% of the Bank’s total risk-based capital.

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

As part of their ongoing supervisory monitoring processes, the Agencies use certain criteria to identify institutions that are potentially exposed to significant CRE concentration risk. An institution that has experienced rapid growth in CRE lending, has notable exposure to a specific type of CRE, or is approaching or exceeds the following supervisory criteria may be identified for further supervisory analysis of the level and nature of its CRE concentration risk:

1. Total reported loans for construction, land development, and other land represent 100 percent or more of the institution’s total risk-based capital; or

2. Total commercial real estate loans, as defined in this guidance, represent 300 percent or more of the institution’s total risk-based capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50 percent or more during the prior 36 months.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2025, commercial real estate loans represented 392.7% of consolidated bank risk-based capital. Non-owner occupied commercial real estate loans totaled $877.9 million, or 319.8% of consolidated bank risk-based capital, and owner-occupied commercial real estate loans totaled $200.2 million, or 72.9% of consolidated bank risk-based capital. As of September 30, 2025, construction, land development and other land loans represented 35.2% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 2.6%.

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

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of September 30, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital(1)
(Dollars in thousands)
Office Portfolio	$176,788	$22,178	$198,966	18.5%	9.3%	72.5%
Apartment	158,669	—	158,669	14.7%	7.5%	57.8%
Industrial	122,504	47,124	169,628	15.7%	8.0%	61.8%
Retail	110,200	5,913	116,113	10.8%	5.5%	42.3%
Other	38,751	47,261	86,012	8.0%	4.0%	31.3%
Mixed Use	73,092	5,406	78,498	7.3%	3.7%	28.6%
Hotel/Hospitality	41,975	—	41,975	3.9%	2.0%	15.3%
Automotive Sales	—	34,918	34,918	3.2%	1.6%	12.7%
Adult Care/Assisted Living	24,978	6,265	31,243	2.9%	1.5%	11.4%
Self-Storage	46,239	68	46,307	4.3%	2.2%	16.9%
Student Housing	21,687	—	21,687	2.0%	1.0%	7.9%
Warehouse	23,730	9,612	33,342	3.1%	1.6%	12.1%
Shopping Center	28,595	6,329	34,924	3.2%	1.6%	12.7%
School/Higher Education	10,663	15,155	25,818	2.4%	1.2%	9.4%
Total commercial real estate	$877,871	$200,229	$1,078,100	100.0%	50.7%	392.7%
% of Total Bank Risk-Based Capital(1)	319.8%	72.9%	392.7%
% of Total CRE loans	81.4%	18.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At September 30, 2025, of the $1.1 billion in commercial real estate loans, $877.9 million, or 81.4% of total commercial real estate loans, were categorized as non-owner occupied and represented 319.8% of total bank risk-based capital.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2024:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital(1)
(Dollars in thousands)
Office Portfolio	$177,102	$23,013	$200,115	18.6%	9.7%	73.9%
Apartment	179,874	—	179,874	16.7%	8.7%	66.4%
Industrial	116,663	51,618	168,281	15.6%	8.1%	62.1%
Retail	109,936	7,105	117,041	10.9%	5.7%	43.2%
Other	37,231	30,471	67,702	6.3%	3.3%	25.0%
Mixed Use	71,226	6,402	77,628	7.2%	3.8%	28.7%
Hotel/Hospitality	43,133	—	43,133	4.0%	2.1%	15.9%
Automotive Sales	2,705	36,554	39,259	3.6%	1.9%	14.5%
Adult Care/Assisted Living	31,635	6,119	37,754	3.5%	1.8%	13.9%
Self-Storage	33,765	329	34,094	3.2%	1.6%	12.6%
Student Housing	22,047	—	22,047	2.0%	1.1%	8.1%
Warehouse	20,942	10,045	30,987	2.9%	1.5%	11.4%
Shopping Center	23,193	7,518	30,711	2.9%	1.5%	11.3%
School/Higher Education	11,376	15,730	27,106	2.5%	1.3%	10.0%
Total commercial real estate	$880,828	$194,904	$1,075,732	100.0%	52.0%	397.1%
% of Total Bank Risk-Based Capital(1)	325.2%	71.9%	397.1%
% of Total CRE loans	81.9%	18.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At December 31, 2024, of the $1.1 billion in commercial real estate loans, $880.8 million, or 81.9% of total commercial real estate loans, were categorized as non-owner occupied and represented 325.2% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of September 30, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)
Office	$64,562	$61,577	$39,393	$—	$11,256	$—	$176,788	64.4%	61.9%
Apartment	90,325	43,831	—	24,513	—	—	158,669	57.8%	53.4%
Industrial	71,675	35,116	—	11,240	—	4,473	122,504	44.6%	58.0%
Retail	53,670	25,737	13,465	6,108	11,220	—	110,200	40.1%	51.5%
Mixed Use	34,957	20,603	—	12,873	—	4,659	73,092	26.6%	56.2%
Other	32,729	5,217	685	—	120	—	38,751	14.2%	56.5%
Hotel/Hospitality	20,259	21,716	—	—	—	—	41,975	15.3%	51.6%
Adult Care/Assisted Living	8,622	16,356	—	—	—	—	24,978	9.1%	63.3%
Self-Storage	36,285	9,180	774	—	—	—	46,239	16.8%	55.6%
Student Housing	3,651	15,033	2,660	—	—	343	21,687	7.9%	61.1%
Shopping Center	9,364	19,231	—	—	—	—	28,595	10.4%	48.4%
Warehouse	17,145	4,924	—	—	—	1,661	23,730	8.7%	41.7%
School/Higher Education	10,663	—	—	—	—	—	10,663	3.9%	43.7%
Total Non-Owner CRE	$453,907	$278,521	$56,977	$54,734	$22,596	$11,136	$877,871	319.8%	56.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2024:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)
Apartment	$114,922	$37,212	$—	$27,740	$—	$—	$179,874	66.4%	54.7%
Office	62,554	62,906	40,237	—	11,405	—	177,102	65.4%	64.4%
Industrial	60,192	35,438	—	14,992	—	6,041	116,663	43.1%	56.0%
Retail	55,555	23,551	13,752	6,219	10,859	—	109,936	40.6%	55.4%
Mixed Use	31,899	21,552	—	13,062	—	4,713	71,226	26.3%	57.7%
Other	30,449	5,949	707	—	126	—	37,231	13.7%	55.3%
Hotel/Hospitality	20,813	22,320	—	—	—	—	43,133	15.9%	51.8%
Adult Care/Assisted Living	15,089	16,546	—	—	—	—	31,635	11.7%	58.6%
Self-Storage	24,433	8,548	784	—	—	—	33,765	12.5%	63.0%
Student Housing	3,717	15,323	2,660	—	—	347	22,047	8.1%	72.4%
Shopping Center	7,176	16,017	—	—	—	—	23,193	8.6%	50.9%
Warehouse	17,406	3,319	—	—	—	217	20,942	7.7%	44.5%
School/Higher Education	11,376	—	—	—	—	—	11,376	4.2%	45.0%
Automotive Sales	2,705	—	—	—	—	—	2,705	1.0%	39.5%
Total Non-Owner CRE	$458,286	$268,681	$58,140	$62,013	$22,390	$11,318	$880,828	325.2%	57.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of September 30, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)
Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,265	$—	$6,265	2.3%	57.2%
Automotive Sales	28,428	6,490	—	—	34,918	12.7%	58.3%
School/Higher Education	15,155	—	—	—	15,155	5.5%	64.7%
Industrial	40,423	6,500	—	201	47,124	17.2%	51.3%
Mixed Use	4,625	781	—	—	5,406	2.0%	55.8%
Office	19,741	2,437	—	—	22,178	8.1%	56.2%
Retail	5,913	—	—	—	5,913	2.1%	51.1%
Shopping Center	4,220	2,109	—	—	6,329	2.3%	56.2%
Self-Storage	68	—	—	—	68	-%	52.2%
Warehouse	9,260	352	—	—	9,612	3.5%	62.6%
Other	20,170	26,207	884	—	47,261	17.2%	52.5%
Total Owner Occupied CRE	$148,003	$44,876	$7,149	$201	$200,229	72.9%	55.3%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)
Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	29,858	6,696	—	—	36,554	13.5%	59.8%
School/Higher Education	15,730	—	—	—	15,730	5.8%	66.8%
Industrial	42,456	8,594	—	568	51,618	19.1%	52.7%
Mixed Use	5,820	582	—	—	6,402	2.4%	53.0%
Office	20,477	2,536	—	—	23,013	8.5%	57.2%
Retail	7,105	—	—	—	7,105	2.6%	53.4%
Shopping Center	5,358	2,160	—	—	7,518	2.8%	56.5%
Self-Storage	329	—	—	—	329	0.1%	20.5%
Warehouse	9,671	374	—	—	10,045	3.7%	63.2%
Other	21,773	7,782	916	—	30,471	11.2%	49.4%
Total Owner Occupied CRE	$158,577	$28,724	$7,035	$568	$194,904	72.0%	56.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $199.0 million, or 72.5% of total bank risk-based capital and $200.1 million, or 73.9% of total bank risk-based capital, as of September 30, 2025 and December 31, 2024, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

September 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$109,496	$10,142	$119,638	60.2%	43.6%
Office/Professional Metro	3,606	8,619	12,225	6.1%	4.5%
Office/Professional Suburban	36,166	3,201	39,366	19.8%	14.3%
Office/Professional Urban	27,520	216	27,737	13.9%	10.1%
Total Office Portfolio	$176,788	$22,178	$198,966	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$106,884	$10,760	$117,644	58.8%	43.4%
Office/Professional Metro	3,693	8,259	11,952	6.0%	4.4%
Office/Professional Suburban	39,336	3,681	43,017	21.5%	15.9%
Office/Professional Urban	27,189	313	27,502	13.7%	10.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Office-related CRE loans are primarily concentrated in Massachusetts, where approximately 42.4% at September 30, 2025 and 41.5%, at December 31, 2024, of the total balance of office-related CRE loans are located. The Company does not have office CRE loans secured by real estate in greater Boston or New York.

September 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$64,562	$19,741	$84,303	42.4%	30.7%
Connecticut	61,577	2,437	64,014	32.2%	23.3%
New Hampshire	39,393	—	39,393	19.8%	14.4%
Other	11,256	—	11,256	5.6%	4.1%
Total Office Portfolio	$176,788	$22,178	$198,966	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By State:
Massachusetts	$62,554	$20,477	$83,031	41.5%	30.7%
Connecticut	62,906	2,536	65,442	32.7%	24.2%
New Hampshire	40,237	—	40,237	20.1%	14.9%
Other	11,405	—	11,405	5.7%	4.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the office-related CRE loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

September 30, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$168,866	$21,891	$190,757	95.9%	69.5%
Special Mention	73	—	73	—%	—%
Substandard	7,849	287	8,136	4.1%	3.0%
Total Office Portfolio	$176,788	$22,178	$198,966	100.0%	72.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)
By Risk Rating:
Pass	$169,177	$21,632	$190,809	95.4%	70.5%
Special Mention	7,925	724	8,649	4.3%	3.2%
Substandard	—	657	657	0.3%	0.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Deposits.

At September 30, 2025, total deposits were $2.3 billion and increased $87.2 million, or 3.9%, from December 31, 2024. Core deposits, which the Company defines as all deposits except time deposits, increased $97.4 million, or 6.3%, from $1.6 billion, or 68.9% of total deposits, at December 31, 2024, to $1.7 billion, or 70.5% of total deposits, at September 30, 2025. Non-interest-bearing deposits increased $24.5 million, or 4.3%, to $590.2 million, and represent 25.1% of total deposits, money market accounts increased $41.2 million, or 6.2%, to $702.7 million, interest-bearing checking accounts increased $26.5 million, or 17.6%, to $176.8 million, and savings accounts increased $5.2 million, or 2.9%, to $186.8 million.

Time deposits decreased $10.2 million, or 1.5%, from $703.6 million at December 31, 2024 to $693.4 million at September 30, 2025. Brokered time deposits, which are included in time deposits, totaled $1.7 million at December 31, 2024. The Company did not have brokered time deposits at September 30, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market. At September 30, 2025, the Bank’s uninsured deposits totaled $701.5 million, or 29.9% of total deposits, compared to $643.6 million, or 28.4% of total deposits, at December 31, 2024.

The table below is a summary of our deposit balances for the periods noted:

	September 30, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Core Deposits:
Demand accounts	$590,152	$565,620	$568,685
Interest-bearing accounts	176,823	150,348	140,332
Savings accounts	186,823	181,618	179,214
Money market accounts	702,712	661,478	635,824
Total Core Deposits	$1,656,510	$1,559,064	$1,524,055
Time Deposits:	693,365	703,583	700,151
Total Deposits:	$2,349,875	$2,262,647	$2,224,206

Borrowings.

At September 30, 2025, total borrowings decreased $2.4 million, or 1.9%, from $123.1 million at December 31, 2024 to $120.7 million. At September 30, 2025, short-term borrowings decreased $2.4 million, or 44.7%, to $3.0 million, compared to $5.4 million at December 31, 2024. Long-term borrowings were $98.0 million at September 30, 2025 and December 31, 2024. At September 30, 2025 and December 31, 2024, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes.

As of September 30, 2025, the Company had $468.7 million of additional borrowing capacity at the FHLB, $365.2 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Capital.

At September 30, 2025, shareholders’ equity was $243.6 million, or 8.9% of total assets, compared to $235.9 million, or 8.9% of total assets, at December 31, 2024. The change was primarily attributable to net income of $10.1 million and a decrease in accumulated other comprehensive loss of $5.5 million, partially offset by cash dividends paid aggregating $4.3 million, or $0.21 per share, and the repurchase of shares at a cost of $4.8 million. At September 30, 2025, total shares outstanding were 20,491,966. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

General.

The Company reported net income of $3.2 million, or $0.16 per diluted share, for the three months ended September 30, 2025, compared to net income of $1.9 million, or $0.09 per diluted share, for the three months ended September 30, 2024. Net interest income increased $3.4 million, or 22.8%, provision for credit losses increased $352,000, or 37.4%, non-interest income increased $32,000, or 1.0%, and non-interest expense increased $1.4 million, or 9.5%, during the same period. Return on average assets and return on average equity were 0.46% and 5.20%, respectively, for the three months ended September 30, 2025, compared to 0.29% and 3.19%, respectively, for the three months ended September 30, 2024.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2025 and 2024, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,112,394	$26,810	5.04%	$2,038,593	$25,253	4.93%
Securities(2)	374,082	2,617	2.78	354,696	2,121	2.38
Other investments - at cost	14,993	166	4.39	15,904	189	4.73
Short-term investments(3)	52,380	560	4.24	32,043	396	4.92
Total interest-earning assets	2,553,849	30,153	4.68	2,441,236	27,959	4.56
Total non-interest-earning assets	157,127			153,585
Total assets	$2,710,976			$2,594,821

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$161,171	$453	1.12%	$131,133	$271	0.82%
Savings accounts	187,279	42	0.09	179,844	38	0.08
Money market accounts	703,084	3,784	2.14	621,340	3,172	2.03
Time deposit accounts	692,742	6,124	3.51	688,797	7,684	4.44
Total interest-bearing deposits	1,744,276	10,403	2.37	1,621,114	11,165	2.74
Short-term borrowings and long-term debt	121,389	1,538	5.03	153,317	1,947	5.05
Interest-bearing liabilities	1,865,665	11,941	2.54	1,774,431	13,112	2.94
Non-interest-bearing deposits	581,835			559,224
Other non-interest-bearing liabilities	22,014			23,466
Total non-interest-bearing liabilities	603,849			582,690

Total liabilities	2,469,514			2,357,121
Total equity	241,462			237,700
Total liabilities and equity	$2,710,976			$2,594,821
Less: Tax-equivalent adjustment(2)		(120)			(119)
Net interest and dividend income		$18,092			$14,728
Net interest rate spread(4)			2.13%			1.60%
Net interest rate spread, on a tax equivalent basis(5)			2.14%			1.62%
Net interest margin(6)			2.81%			2.40%
Net interest margin, on a tax equivalent basis(7)			2.83%			2.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.89%			137.58

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$951	$606	$1,557
Securities (1)	119	377	496
Other investments - at cost	(10)	(13)	(23)
Short-term investments	252	(88)	164
Total interest-earning assets	1,312	882	2,194

Interest-bearing liabilities
Interest-bearing checking accounts	63	119	182
Savings accounts	2	2	4
Money market accounts	422	190	612
Time deposits	55	(1,615)	(1,560)
Short-term borrowings and long-term debt	(404)	(5)	(409)
Total interest-bearing liabilities	138	(1,309)	(1,171)
Change in net interest and dividend income (1)	$1,174	$2,191	$3,365

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income increased $3.4 million, or 22.8%, to $18.1 million, for the three months ended September 30, 2025, from $14.7 million for the three months ended September 30, 2024. The increase in net interest income was due to an increase in interest and dividend income of $2.2 million, or 7.9%, and a decrease in interest expense of $1.2 million, or 8.9%. The increase in interest income was primarily due to a $112.6 million, or 4.6%, increase in average interest-earning assets and an increase in the average yield on interest-earning assets of 12 basis points, from the three months ended September 30, 2024 to the three months ended September 30, 2025.

The net interest margin increased 41 basis points from 2.40% for the three months ended September 30, 2024 to 2.81% for the three months ended September 30, 2025. The net interest margin, on a tax-equivalent basis, increased 41 basis points from 2.42%, for the three months ended September 30, 2024 to 2.83% for the three months ended September 30, 2025. The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 13 basis points from 4.54% for the three months ended September 30, 2024 to 4.67%, for the three months ended September 30, 2025. The average loan yield, without the impact of tax-equivalent adjustments, increased 11 basis points from 4.90% for the three months ended September 30, 2024 to 5.01% for the three months ended September 30, 2025. During the three months ended September 30, 2025, average interest-earning assets increased $112.6 million, or 4.6% to $2.6 billion, primarily due to an increase in average loans of $73.8 million, or 3.6%, an increase in average short-term investments, consisting of cash and cash equivalents, of $20.3 million, or 63.5%, and an increase in average securities of $19.4 million, or 5.5%.

The average cost of total funds, including non-interest bearing accounts and borrowings, decreased 30 basis points from 2.24% for the three months ended September 30, 2024 to 1.94% for the three months ended September 30, 2025. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 11 basis points from 0.93% for the three months ended September 30, 2024 to 1.04% for the three months ended September 30, 2025. The average cost of time deposits decreased 93 basis points from 4.44% for the three months ended September 30, 2024 to 3.51% for the three months ended September 30, 2025. The average cost of borrowings, including subordinated debt, decreased two basis points from 5.05% for the three months ended September 30, 2024 to 5.03%, for the three months ended September 30, 2025. Average demand deposits, an interest-free source of funds, increased $22.6 million, or 4.0%, from $559.2 million, or 25.7% of total average deposits, for the three months ended September 30, 2024, to $581.8 million, or 25.0% of total average deposits, for the three months ended September 30, 2025.

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

During the three months ended September 30, 2025, the Company recorded a provision for credit losses of $1.3 million, compared to a provision for credit losses of $941,000 during the three months ended September 30, 2024. The $352,000, or 37.4%, increase in the provision for credit losses was primarily due to an increase in unfunded commitments during the three months ended September 30, 2025 compared to the three months ended September 30, 2024 and a slight deterioration in macroeconomic forecasts. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve Bank’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net charge-offs of $43,000 for the three months ended September 30, 2025, as compared to net charge-offs of $98,000 for the three months ended September 30, 2024.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

Non-interest income increased $32,000, or 1.0%, to $3.2 million for the three months ended September 30, 2025, from $3.1 million for the three months ended September 30, 2024. During the three months ended September 30, 2025, service charges and fees on deposits increased $211,000, or 9.0%, income from BOLI increased $12,000, or 2.6%, from $470,000 for the three months ended September 30, 2024 to $482,000 for the three months ended September 30, 2025. During the three months ended September 30, 2025, the Company reported $117,000 in other income from loan-level swap fees on commercial loans, compared to $74,000 during the three months ended September 30, 2024.

During the three months ended September 30, 2025, the Company reported an unrealized gain on marketable equity securities of $22,000, compared to an unrealized gain on marketable equity securities of $10,000 during the three months ended September 30, 2024. During the three months ended September 30, 2024, the Company reported income of $246,000 on mortgage banking activities due to the sale of $20.1 million in fixed rate residential real estate loans to the secondary market. The Company did not sell any residential loans during the three months ended September 30, 2025.

Non-interest Expense.

For the three months ended September 30, 2025, non-interest expense increased $1.4 million, or 9.5%, to $15.8 million from $14.4 million for the three months ended September 30, 2024. Salaries and employee benefits increased $1.1 million, or 13.5%, to $9.2 million, due to an increase in deferred compensation expense to reflect updated performance award estimates, advertising expense increased $162,000, or 59.8%, data processing expense increased $47,000, or 5.4%, FDIC insurance expense increased $38,000, or 11.2%, software expenses increased $40,000, or 6.5%, occupancy expense increased $20,000, or 1.6%, and other non-interest expense increased $94,000, or 7.1%. During the same period, these increases were partially offset by a decrease in professional fees of $80,000, or 14.8%, a decrease in furniture and equipment expense of $30,000, or 6.2%, and a decrease in net debit card processing and ATM network costs of $16,000, or 2.5%.

For the three months ended September 30, 2025, the efficiency ratio was 74.2%, compared to 80.6% for the three months ended September 30, 2024. The decrease in the efficiency ratio was driven by an increase in total revenues, defined as the sum of net interest income and non-interest income, of $3.4 million, or 19.0%, during the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Income Taxes.

Income tax expense for the three months ended September 30, 2025 was $1.0 million, or an effective tax rate of 24.5%, compared to $618,000, or an effective tax rate of 24.5%, for the three months ended September 30, 2024.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND SEPTEMBER 30, 2024

General.

For the nine months ended September 30, 2025, the Company reported net income of $10.1 million, or $0.50 per diluted share, compared to $8.4 million, or $0.40 per diluted share, for the nine months ended September 30, 2024. Return on average assets and return on average equity were 0.50% and 5.64% for the nine months ended September 30, 2025, respectively, compared to 0.44% and 4.74% for the nine months ended September 30, 2024, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2025 and 2024, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,089,208	$78,250	5.01%	$2,025,858	$74,058	4.88%
Securities(2)	371,541	7,627	2.74	356,340	6,376	2.39
Other investments - at cost	14,959	526	4.70	14,248	473	4.43
Short-term investments(3)	62,260	2,041	4.38	18,634	682	4.89
Total interest-earning assets	2,537,968	88,444	4.66	2,415,080	81,589	4.51
Total non-interest-earning assets	156,704			154,894
Total assets	$2,694,672			$2,569,974

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$155,894	1,127	0.97	$132,708	759	0.76
Savings accounts	186,561	137	0.10	183,872	128	0.09
Money market accounts	698,302	11,352	2.17	623,216	8,689	1.86
Time deposit accounts	695,312	19,600	3.77	655,700	21,217	4.32
Total interest-bearing deposits	1,736,069	32,216	2.48	1,595,496	30,793	2.58
Short-term borrowings and long-term debt	122,076	4,598	5.04	158,183	5,909	4.99
Interest-bearing liabilities	1,858,145	36,814	2.65	1,753,679	36,702	2.80
Non-interest-bearing deposits	574,814			555,253
Other non-interest-bearing liabilities	23,216			24,931
Total non-interest-bearing liabilities	598,030			580,184

Total liabilities	2,456,175			2,333,863
Total equity	238,497			236,111
Total liabilities and equity	$2,694,672			$2,569,974
Less: Tax-equivalent adjustment(2)		(362)			(343)
Net interest and dividend income		$51,268			$44,544
Net interest rate spread(4)			1.99%			1.70%
Net interest rate spread, on a tax equivalent basis(5)			2.01%			1.71%
Net interest margin(6)			2.70%			2.46%
Net interest margin, on a tax equivalent basis(7)			2.72%			2.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			136.59%			137.72%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
	Increase (Decrease) Due to
	Volume	Rate	Net
	(Dollars in thousands)
Interest-earning assets
Loans (1)	$2,280	$1,912	$4,192
Securities (1)	269	982	1,251
Other investments - at cost	23	30	53
Short-term investments	1,595	(236)	1,359
Total interest-earning assets	4,167	2,688	6,855

Interest-bearing liabilities
Interest-bearing checking accounts	132	236	368
Savings accounts	2	7	9
Money market accounts	1,042	1,621	2,663
Time deposits	1,271	(2,888)	(1,617)
Short-term borrowings and long-term debt	(1,350)	39	(1,311)
Total interest-bearing liabilities	1,097	(985)	112
Change in net interest and dividend income	$3,070	$3,673	$6,743

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the nine months ended September 30, 2025, net interest income increased $6.7 million, or 15.1%, to $51.3 million, compared to $44.5 million for the nine months ended September 30, 2024. The increase in net interest income was primarily due to an increase in interest income of $6.8 million, or 8.4%.

For the nine months ended September 30, 2025, the net interest margin increased 24 basis points from 2.46% for the nine months ended September 30, 2024 to 2.70%. The net interest margin, on a tax-equivalent basis, was 2.48% for the nine months ended September 30, 2024, compared to 2.72% for the nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recorded $459,000 in prepayment penalties related to payoffs in the commercial portfolio, compared to $8,000 during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, the Company had a fair value hedge which contributed seven basis points to the net interest margin. The net interest margin, excluding prepayment penalties and fees and income from fair value hedge, a non-GAAP financial measure, increased 29 basis points from 2.39% for the nine months ended September 30, 2024 to 2.68% for the nine months ended September 30, 2025, respectively. The fair value hedge matured in October of 2024. See “Explanation of Use of Non-GAAP Financial Measurements” for the related net interest margin, excluding prepayment penalties and fees and income from fair value hedge, calculation and a reconciliation of GAAP to non-GAAP financial measures.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.64% for the nine months ended September 30, 2025, compared to 4.49% for the nine months ended September 30, 2024. The average loan yield, without the impact of tax-equivalent adjustments, was 4.98% for the nine months ended September 30, 2025, compared to 4.86% for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, average interest-earning assets increased $122.9 million, or 5.1%, to $2.5 billion, from the same period in 2024. The increase was primarily due to an increase in average loans of $63.4 million, or 3.1%, an increase in average short-term investments, consisting of cash and cash equivalents, of $43.6 million and an increase in average securities of $15.2 million, or 4.3%.

The average cost of total funds, including non-interest bearing accounts and borrowings, was 2.02% for the nine months ended September 30, 2025, compared to 2.12% for the nine months ended September 30, 2024. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased 18 basis points to 1.04% for the nine months ended September 30, 2025, from 0.86% for the nine months ended September 30, 2024. The average cost of time deposits decreased 55 basis points from 4.32% for the nine months ended September 30, 2024 to 3.77% for the nine months ended September 30, 2025. The average cost of borrowings, including subordinated debt, increased five basis points from 4.99% for the nine months ended September 30, 2024 to 5.04% for the nine months ended September 30, 2025. Average demand deposits, an interest-free source of funds, increased $19.6 million, or 3.5%, from $555.3 million, or 25.8% of total average deposits, for the nine months ended September 30, 2024 to $574.8 million, or 24.9% of total average deposits, for the nine months ended September 30, 2025.

Provision for Credit Losses.

During the nine months ended September 30, 2025, the Company recorded a provision for credit losses of $820,000, compared to a provision for credit losses of $97,000 during the nine months ended September 30, 2024. The $723,000 increase in the provision for credit losses was primarily due to an increase in unfunded commitments, changes in the loan mix and a slight deterioration in the macroeconomic environment. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve Bank’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $513,000 for the nine months ended September 30, 2025, as compared to net charge-offs of $41,000 for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship has been paid in full.

Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-interest Income.

For the nine months ended September 30, 2025, non-interest income decreased $306,000, or 3.2%, from $9.6 million during the nine months ended September 30, 2024 to $9.3 million. During the same period, service charges and fees on deposits increased $463,000, or 6.7%, and income from BOLI increased $46,000, or 3.2%. During the nine months ended September 30, 2025, the Company reported $212,000 in other income from loan-level swap fees on commercial loans, compared to $74,000 during the same period in 2024. During the nine months ended September 30, 2025, the Company reported a gain of $243,000 on non-marketable equity investments, compared to a gain of $987,000 during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company reported unrealized gains on marketable equity securities of $42,000, compared to unrealized gains on marketable equity securities of $22,000 during the nine months ended September 30, 2024. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the nine months ended September 30, 2025, the Company reported $11,000 in gains from mortgage banking activities, compared to $246,000 during the nine months ended September 30, 2024 due to the sale of fixed rate residential real estate loans. In addition, during the nine months ended September 30, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000 and did not have a comparable gain or loss during the nine months ended September 30, 2025.

Non-interest Expense.

For the nine months ended September 30, 2025, non-interest expense increased $3.1 million, or 7.2%, to $46.6 million, compared to $43.5 million for the nine months ended September 30, 2024. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $2.2 million, or 9.1%, due to an increase in deferred compensation expense to reflect updated performance award estimates. Advertising expense increased $346,000, or 36.1%, data processing expense increased $154,000, or 6.0%, FDIC insurance expense increased $135,000, or 12.6%, occupancy expense increased $116,000, or 3.1%, software related expenses increased $79,000, or 4.2%, debit card and ATM processing fees increased $40,000, or 2.2%, and other non-interest expense increased $130,000, or 3.3%. Professional fees decreased $61,000, or 3.6%, and furniture and equipment expense decreased $19,000, or 1.3%.

For the nine months ended September 30, 2025, the efficiency ratio was 76.9%, compared to 80.3% for the nine months ended September 30, 2024. The decrease in the efficiency ratio was driven by higher revenues, defined as the sum of net interest income and non-interest income, during the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.

Income Taxes.

Income tax expense for the nine months ended September 30, 2025 was $3.1 million, representing an effective tax rate of 23.6%, compared to $2.2 million, representing an effective tax rate of 20.9%, for the nine months ended September 30, 2024. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2025.

Explanation of Use of Non-GAAP Financial Measurements.

We believe that it is common practice in the banking industry to present interest income and related yield information on tax-exempt loans and securities on a tax-equivalent basis, as well as presenting tangible book value per share and that such information is useful to investors because it facilitates comparisons among financial institutions. However, the adjustment of interest income and yields on tax-exempt loans and securities to a tax-equivalent amount, as well as the presentation of tangible book value per share may be considered to include financial information that is not in compliance with GAAP. A reconciliation from GAAP to non-GAAP is provided below.

	At September 30, 2025	At December 31, 2024
	(Dollars in thousands, except per share data)
Book Value per Share (GAAP)	$11.89	$11.30
Non-GAAP adjustments:
Goodwill	(0.61)	(0.60)
Core deposit intangible	(0.06)	(0.07)
Tangible Book Value per Share (non-GAAP)	$11.22	$10.63

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in thousands)
Loan income (no tax adjustment)	$26,690	$25,134	$77,888	$73,715
Tax-equivalent adjustment (1)	120	119	362	343
Loan income (tax-equivalent basis)	$26,810	$25,253	$78,250	$74,058

Net interest income (no tax adjustment)	$18,092	$14,728	$51,268	$44,544
Tax-equivalent adjustment (1)	120	119	362	343
Net interest income (tax-equivalent basis)	$18,212	$14,847	$51,630	$44,887

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(Dollars in thousands)
Net interest income (no tax adjustment)	$18,092	$14,728	$51,268	$44,544
Less:
Prepayment penalties and fees	34	—	459	8
Income from fair value hedge	—	434	—	1,324
Adjusted net interest income (non-GAAP)	$18,058	$14,294	$50,809	$43,212

Average interest-earning assets	$2,553,849	$2,441,236	$2,537,968	$2,415,080
Net interest margin (no tax adjustment)	2.81%	2.40%	2.70%	2.46%
Net interest margin (tax-equivalent)	2.83%	2.42%	2.72%	2.48%
Net interest margin, excluding prepayment penalties and fees and income from fair value hedge (no tax adjustment) (non-GAAP)	2.81%	2.33%	2.68%	2.39%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

Primary Sources of Liquidity

The Company, on an ongoing basis, closely monitors the Company’s liquidity position for compliance with internal policies, and believes that available sources of liquidity are adequate to meet funding needs in the normal course of business.  As part of that monitoring process, the Company stresses the potential liabilities calculation to ensure a strong liquidity position.  Included in the calculation are assumptions of some significant deposit run-off as well as funds needed for loan closing and investment purchases. The Company does not anticipate engaging in any activities, either currently or over the long term, for which adequate funding would not be available and which would therefore result in significant pressure on liquidity.  However, an economic recession could negatively impact the Company’s liquidity.  The Bank relies heavily on FHLB as a source of funds, particularly with its overnight line of credit.  In past economic recessions, some FHLB branches have suspended dividends, cut dividend payments, and not bought back excess FHLB stock that members hold in an effort to conserve capital.  FHLB has stated that it expects to be able to continue to pay dividends, redeem excess capital stock, and provide competitively priced advances in the future.

At September 30, 2025 and December 31, 2024, outstanding borrowings from the FHLB were $98.0 million. At September 30, 2025, we had $468.7 million in available borrowing capacity with the FHLB. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $365.2 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of September 30, 2025 and December 31, 2024, there were no advances outstanding under the FRB Discount Window.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2025 and December 31, 2024, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At September 30, 2025, the Company had approximately $174.6 million in loan commitments and letters of credit to borrowers and approximately $378.2 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At September 30, 2025, time deposit accounts scheduled to mature within one year totaled $664.2 million. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its banking software system provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of September 30, 2025 were estimated to be $4.5 million, with the total amount of $4.5 million expected to be paid within one year. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $8.0 million as of September 30, 2025. Principal payments expected to be made on our lease liabilities during the twelve months ended September 30, 2026 were $1.4 million. The remaining lease liability payments totaled $6.6 million and are expected to be made after September 30, 2026.

In addition, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% Notes to certain qualified institutional buyers in a private placement transaction on April 20, 2021. Unless earlier redeemed, the Notes mature on May 1, 2031. At September 30, 2025, $19.8 million aggregate principal amount of the Notes was outstanding. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve.

At September 30, 2025, we exceeded each of the applicable regulatory capital requirements. As of September 30, 2025, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of September 30, 2025 and December 31, 2024 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$289,376	14.30%	$161,940	8.00%	N/A	N/A
Bank	274,530	13.58	161,686	8.00	$202,108	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	248,109	12.26	121,455	6.00	N/A	N/A
Bank	253,044	12.52	121,265	6.00	161,686	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	248,109	12.26	91,092	4.50	N/A	N/A
Bank	253,044	12.52	90,949	4.50	131,370	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	248,109	9.11	108,968	4.00	N/A	N/A
Bank	253,044	9.30	108,876	4.00	136,095	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,545	14.38%	$158,884	8.00%	N/A	N/A
Bank	270,879	13.65	158,744	8.00	$198,430	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	119,163	6.00	N/A	N/A
Bank	250,748	12.64	119,058	6.00	158,744	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	89,372	4.50	N/A	N/A
Bank	250,748	12.64	89,293	4.50	128,979	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,663	9.14	107,461	4.00	N/A	N/A
Bank	250,748	9.34	107,390	4.00	134,237	5.00

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2025	2,535	9.74	2,535	972,465
August 1 – 31, 2025	—	—	—	972,465
September 1 - 30, 2025	—	—	—	972,465
Total	2,535	9.74	2,535	972,465

(1)	On April 22, 2025, the Board authorized a stock repurchase plan (the “2025 Plan”), under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock, which is approximately 4.8% of the Company’s outstanding shares of common stock as of the date the 2025 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

On November 5, 2025, the Company and Daniel A. Marini agreed to terminate Mr. Marini’s Change in Control Agreement dated as of January 1, 2022 (the “CIC Agreement”) and filed with the Securities and Exchange Commission as Exhibit 10.21 of the Form 10-K on March 10, 2023, resulting from Mr. Marini’s voluntary resignation from the position of Senior Vice President, Retail Banking and Marketing and appointment as Senior Vice President, Marketing and Sales Administration, effective August 4, 2025. In connection with Mr. Marini’s voluntary resignation, the CIC Agreement terminated on November 5, 2025 pursuant to its terms.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2025, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2025.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer