Form 10-K
period 2025-12-31
Western New England Bancorp, Inc.
filed 2026-03-10
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2025, was $189,164,244. This amount was based on the closing price as of June 30, 2025 on the NASDAQ Global Select Market (“NASDAQ”) for a share of the registrant’s common stock, which was $9.23 on June 30, 2025.

As of March 3, 2026, the registrant had 20,260,598 shares of common stock, $0.01 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

FORWARD-LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements contained in our filings with the Securities and Exchange Commission (the “SEC”), our reports to shareholders and in other communications by us. This Annual Report on Form 10-K contains “forward-looking statements” with respect to the Company’s financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;

●	unstable political and economic conditions, including but not limited to the effects of federal government shutdowns and changes in tariff policies, which could materially impact credit quality trends and the ability to generate loans and gather deposits;

●	inflation and governmental responses to inflation, including potential future increases in interest rates that reduce margins;

●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under applicable laws and regulations, including bank capital rules and other requirements;

●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;

●	significant changes in accounting, tax or regulatory practices or requirements;

●	new legal obligations or liabilities or unfavorable resolutions of litigation;

●	disruptive technologies in payment systems and other services traditionally provided by banks;

●	the highly competitive industry and market area in which we operate;

●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity, technological changes, vendor issues, business interruption, and fraud risks;

●	failure or circumvention of our internal controls or procedures;

●	changes in the securities markets which affect investment management revenues;

●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;

●	the soundness of other financial services institutions which may adversely affect our credit risk;

●	certain of our intangible assets may become impaired in the future;

●	the duration and scope of potential pandemics, including the emergence of new variants and the response thereto;

●	new lines of business or new products and services, which may subject us to additional risks;

●	changes in key management personnel which may adversely impact our operations;

●	severe weather, natural disasters, acts of war or terrorism and other external events which could significantly impact our business; and

●	other risk factors detailed from time to time in our SEC filings.

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

General.

Western New England Bancorp, Inc. (“WNEB” or “Company”) (f/k/a “Westfield Financial, Inc.”) headquartered in Westfield, Massachusetts, is a Massachusetts-chartered stock holding company and is registered as a savings and loan holding company with the Federal Reserve Board under the Home Owners’ Loan Act, as amended (the “HOLA”). In 2001, the Company reorganized from a Massachusetts-chartered savings bank holding company to a Massachusetts-chartered stock corporation with the second step conversion being completed in 2007. WNEB is the parent company and owns all of the capital stock of Westfield Bank (“Westfield” or “Bank”). The Company is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol “WNEB” and is subject to the NASDAQ stock market rules. At December 31, 2025, WNEB had consolidated total assets of $2.7 billion, total net loans of $2.2 billion, total deposits of $2.4 billion and total shareholders’ equity of $247.6 million.

Westfield Bank, headquartered in Westfield, Massachusetts, is a federally-chartered savings bank organized in 1853 and is regulated by the Office of the Comptroller of the Currency (“OCC”). The Bank is a full-service, community oriented financial institution offering a full range of commercial and retail products and services as well as wealth management financial products. As of December 31, 2025, the Bank had twenty-five branches and seven freestanding automated teller machines (“ATMs”). The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. All branch and ATM locations serve Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut. The Bank also provides a variety of banking services including telephone and online banking, remote deposit capture, cash management services, overdraft facilities, night deposit services, and safe deposit facilities. As a member of the Federal Deposit Insurance Corporation (“FDIC”), the Bank’s deposits are insured up to the maximum FDIC insurance coverage limits. The Bank is also a member of the Federal Home Loan Bank of Boston (“FHLB”).

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

Market Area.

Westfield Bank’s headquarters are located at 141 Elm Street in Westfield, Massachusetts. The Bank’s primary lending and deposit market areas include all of Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut. The Bank operates twenty-five banking offices in Agawam, Chicopee, East Longmeadow, Feeding Hills, Holyoke, Huntington, Ludlow, South Hadley, Southwick, Springfield, Ware, West Springfield and Westfield, Massachusetts and Bloomfield, Enfield, Granby and West Hartford, Connecticut. We operate full-service ATMs at our branch locations and have seven freestanding ATM locations in Holyoke, Southwick, Springfield, West Springfield and Westfield, Massachusetts. The Bank also conducts business through an additional fourteen freestanding and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. In addition, we provide online banking services, including online deposit account opening and residential mortgage and consumer loan applications through our website at www.westfieldbank.com.

The markets served by our branches are primarily suburban markets located in western Massachusetts and in Connecticut. Westfield, Massachusetts, is located near the intersection of U.S. Interstates 90 (the Massachusetts Turnpike) and 91. Our middle market and commercial real estate lending team is located in Springfield, the Pioneer Valley’s primary urban market. The Pioneer Valley of western Massachusetts encompasses the sixth largest metropolitan area in New England. The Springfield metropolitan area covers a relatively diverse area ranging from densely populated urban areas, such as Springfield, to outlying rural areas. Our Financial Services Center in West Hartford serves as our Connecticut hub, housing employees across all commercial and retail lines of business. Our markets fall within New England’s Knowledge Corridor, an interstate partnership of regional economic development, planning, business, tourism and educational institutions that work together to advance the region’s economic progress.

A diversified mix of industry groups are concentrated in western Massachusetts and Connecticut, including manufacturing, health care, higher education, wholesale and retail trade and service. The economies of our primary markets have benefited from the presence of large employers such as Baystate Medical Center/Baystate Health, Big Y Foods, Center for Human Development, Holyoke Medical Center, MassMutual Financial Group, Mercy Medical Center/Trinity Health of New England, Mestek, MGM Springfield, Verizon and Westover Air Reserve Base in Massachusetts, and Aetna, Air National Guard, Collins Aerospace/RTX, Connecticut Children’s Medical Center, The Hartford Financial Services Group, Hartford Hospital/Hartford HealthCare, Kaman Corporation, LEGO Systems, Talcott Financial Group and The Travelers Indemnity Company in Connecticut. Other employment and economic activity is provided by financial institutions, colleges and universities, hospitals, and a variety of wholesale and retail trade business. Our Hampden County market also enjoys a strong tourism business with attractions such as the Eastern States Exposition, which operates The Big E, the largest fair in the northeast, the Basketball Hall of Fame, MGM Springfield and Six Flags New England.

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

At June 30, 2025, which is the most recent date for which data is available from the FDIC, we held approximately 13.5% of the deposits in Hampden County, which was the third largest market share out of the eighteen banks and thrifts with offices in Hampden County.

Human Capital.

We understand that our human capital is one of our most valuable assets and a key to our success. The Company is an equal opportunity employer and maintains hiring practices and policies that foster and promote a diverse and inclusive workforce. We strive to create a workplace for our employees that is inclusive, supportive, and free of any form of discrimination or harassment, rewarding and recognizing our employees based on their individual results and performance as well as that of their department and the Company overall. We are dedicated to recruiting, developing and promoting a diverse workforce to meet the current and future demands of our business.

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

As of December 31, 2025, the Bank employed 334 total employees, with 292 employed full-time and 42 employed part-time. Employee retention helps the Company operate efficiently and effectively. As of December 31, 2025, our average employee tenure was eight years.

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

Workplace Health and Safety

The safety, health and wellness of our employees is considered a top priority. On an ongoing basis, the Company promotes the health and wellness of its employees and strives to keep the employee portion of health care premiums competitive with local competition. We communicate to our employees on a monthly basis through email and the Company’s intranet, sharing articles and best practices on mental, emotional and physical well-being, health savings account and flexible spending account use, resources to find cheaper prescriptions and other related topics. Our employees also have access to a platform that gives them the ability to participate in interactive activities for wellness classes, stress management, mindfulness, healthy eating and health plan literacy.

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

Loans to One Borrower Limit.

The Bank may not make a loan or extend credit to a single borrower or related group of borrowers if the aggregate of all loans or extensions of credit to that single borrower or related group of borrowers would be in excess of 15% of the Bank’s unimpaired capital and surplus. At December 31, 2025, the Bank’s regulatory limit on loans to one borrower was $41.5 million. Our internal loan to one borrower limit is $39.1 million. At December 31, 2025, our largest lending relationship, secured by a 57-unit residential condominium building in Connecticut, had a total loan exposure of $22.6 million, with no outstanding balance at December 31, 2025. At December 31, 2025, our second largest lending relationship, secured by an industrial property in Massachusetts, had a total loan exposure of $19.2 million, of which $18.1 million was outstanding. At December 31, 2025, our top ten largest lending relationships have an average exposure of $18.2 million, or 6.6% of total bank risk-based capital, with a range in exposure from $15.1 million, or 5.5% of total bank risk-based capital, to $22.6 million, or 8.2% or total bank risk-based capital. The Bank continually monitors its loan portfolio to review compliance with new and existing regulations.

The Bank offers a variety of loan products to its customers, including residential and commercial real estate loans, commercial loans, and installment loans. The Bank primarily extends loans to customers located within the Company’s footprint. In 2025 and 2024, interest income on loans represented 80.4% and 80.6% of the total revenues of the Company, respectively. At December 31, 2025, the Bank’s loan portfolio totaled $2.2 billion, or 79.7% of total assets, compared to $2.1 billion, or 78.0% of total assets, at December 31, 2024.

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

Interest rates on loans may be fixed or variable and variable rate loans may have a fixed initial period before periodic rate adjustments begin. Individual rates offered are dependent on the associated degree of credit risk, term, underwriting and servicing costs, loan amount, and the extent of other banking relationships maintained with the borrower, and may be subject to interest rate floors. Rates are also subject to competitive pressures, the current interest rate environment, availability of funds, and government regulations.

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

Commercial Real Estate Loans.

At December 31, 2025, commercial real estate loans, including commercial construction loans, totaled $1.1 billion, or 50.4% of total loans, and consisted of $406.4 million of fixed-rate loans and $692.6 million of adjustable-rate loans. At December 31, 2025, the largest commercial real estate loan, a 57-unit residential condominium building in Connecticut, had total exposure of $22.6 million and no outstanding balance at December 31, 2025. Our second largest commercial real estate loan, an industrial property in Massachusetts, had an outstanding balance of $18.1 million, and represented 0.8% of total loans and 6.5% of total bank risk-based capital. This loan was performing in accordance with the original repayment terms at December 31, 2025. For more information relating to the Company’s commercial real estate portfolio as of December 31, 2025 and December 31, 2024, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – CRE Concentrations.”

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

Commercial construction loans may include the development of residential housing and condominium projects, the development of commercial and industrial use property, and loans for the purchase and improvement of raw land. These loans are secured in whole or in part by underlying real estate collateral and are generally guaranteed by the principals of the borrowers. Construction lenders work to cultivate long-term relationships with established developers. The Company limits the amount of financing provided to any single developer for the construction of properties built on a speculative basis. Funds for construction projects are disbursed as pre-specified stages of construction are completed. Regular site inspections are performed, prior to advancing additional funds, at each construction phase, either by experienced construction lenders on staff or by independent outside inspection companies. Commercial construction loans generally are variable rate loans and lines with interest rates that are periodically adjusted and generally have terms of one to three years. At December 31, 2025 and December 31, 2024, there was $77.3 million and $94.8 million, respectively, in commercial construction loans included within commercial real estate loans.

Commercial and Industrial Loans.

At December 31, 2025, our total commercial and industrial loan portfolio totaled $221.8 million, or 10.2% of total loans, compared to $211.7 million, or 10.3% of total loans, at December 31, 2024. At December 31, 2025, the largest commercial and industrial loan, with an outstanding balance of $15.6 million and total loan exposure of $21.0 million, was to a commercial borrower, located in Westfield, Massachusetts. Total exposure represented 1.0% of total loans and 7.6% of total bank risk-based capital at December 31, 2025. This loan was performing in accordance with its original repayment terms at December 31, 2025.

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

At December 31, 2025, our largest concentration of commercial loans was to new car dealerships, which comprised approximately 2.3% of total loans and 18.1% of total bank risk-based capital.

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

The Company participated in commercial real estate loans with outstanding balances of $107.2 million, commercial construction loans with outstanding balances of $14.4 million, and commercial and industrial loans with outstanding balances of $14.7 million at December 31, 2025. At December 31, 2024, we participated in commercial real estate loans with outstanding balances of $116.2 million, commercial construction loans with outstanding balances of $14.0 million, and commercial and industrial loans with outstanding balances of $2.4 million.

The Company sells loan participations in the ordinary course of business when a loan originated by the Company exceeds our legal lending limit or we otherwise deem it prudent to share the risk with another lending institution. At December 31, 2025, the Company was the lead bank in commercial real estate loans of $88.4 million, commercial construction loans of $2.1 million, and commercial and industrial loans of $20.7 million, with participation balances sold that totaled $54.4 million for commercial real estate loans, $1.4 million for commercial construction loans and $11.1 million for commercial and industrial loans, respectively.

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

One-to-Four Family Residential Real Estate Loans.

At December 31, 2025 and December 31, 2024, the one-to-four family residential real estate loan portfolio totaled $719.1 million, or 33.0% of total loans, and $653.8 million, or 31.6% of total loans, respectively, and consisted of $639.7 million of fixed rate loans and $79.4 million in adjustable rate loans. The Company originates and funds residential real estate loans, including first mortgages, home equity loans, and home equity lines of credit, secured by one-to-four family residential properties primarily located in western Massachusetts and Connecticut. At December 31, 2025, the largest residential real estate loan was $2.0 million. The loan was secured by the borrower’s secondary residence located in New Hampshire and was performing according to its original terms as of December 31, 2025.

These residential properties may serve as the borrower’s primary residence, or as vacation homes or investment properties. First mortgages may be underwritten in amounts up to 97% of the lesser of the appraised value or purchase price of the property for owner-occupied homes, 90% for second homes and 85% for investment properties. Private mortgage insurance is required on all loans with a loan-to-value ratio greater than 80%. We do not grant subprime loans. In addition, financing is provided for the construction of owner-occupied primary and secondary residences. Residential mortgage loans may have terms of up to 30 years at either fixed or adjustable rates of interest. Fixed and adjustable rate residential mortgage loans are generally originated using secondary market underwriting and documentation standards. Home equity loans and lines of credit are secured by first or second mortgages on one-to-four family owner-occupied properties. Home equity loans and lines of credit are underwritten by a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay and credit history in accordance with the Bank’s loan policies. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

Depending on the current interest rate environment, management may elect to sell eligible fixed and adjustable rate residential loans to the secondary market, or hold some or all of its residential loan production in the Company’s portfolio. The Company may retain or sell the servicing when selling the loans to the secondary market. The Company is an approved servicer with Fannie Mae, an approved seller and servicer with Freddie Mac and the FHLB, and an approved Mass Housing lender. At December 31, 2025 and December 31, 2024, the Company serviced $77.1 million and $84.8 million, respectively, in residential loans previously sold to the secondary market. The servicing rights will likely continue to be retained on all loans sold over the life of the loan.

Home Equity Loans and Lines of Credit.

At December 31, 2025 and December 31, 2024, home equity loans and lines of credit totaled $137.8 million, or 6.3% of total loans, and $121.9 million, or 5.9% of total loans, respectively. The Company originates home equity revolving loans and lines of credit for one-to-four family residential properties with maximum original loan-to-value ratios generally up to 85%. Home equity lines generally have interest rates that adjust monthly based on changes in the Wall Street Journal Prime Rate, although minimum rates may be applicable. Some home equity line rates may be fixed for a period of time and then adjusted monthly thereafter. The payment schedule for home equity lines require interest only payments for the first ten years of the lines. Generally at the end of ten years, the line may be frozen to future advances, and principal plus interest payments are collected over a fifteen year amortization schedule.

Consumer Loans.

At December 31, 2025 and December 31, 2024, consumer loans totaled $2.9 million, or 0.1%, of total loans and $4.4 million, or 0.2%, of total loans, respectively. Consumer loans are generally originated at higher interest rates than residential and commercial real estate loans, but they also generally tend to have a higher credit risk than residential real estate loans because they are usually unsecured or secured by rapidly depreciable assets. Management, however, believes that offering consumer loan products helps to expand and create stronger ties to our existing customer base by increasing the number of customer relationships and providing cross-marketing opportunities. We offer a variety of consumer loans to retail customers in the communities we serve. Examples of our consumer loans include automobile loans, spa and pool loans, collateral loans and personal lines of credit tied to deposit accounts to provide overdraft protection.

The following table presents the composition of our loan portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

	At December 31,
	2025		2024
		Percent of		Percent of
	Amount	Total	Amount	Total
	(Dollars in thousands)

Real estate loans:
Commercial real estate:
Non-owner occupied	$900,513	41.3%	$880,828	42.6%
Owner occupied	198,550	9.1	194,904	9.4
Total commercial real estate	1,099,063	50.4	1,075,732	52.0

Residential real estate:
Residential one-to-four family	719,070	33.0	653,802	31.6
Home equity	137,801	6.3	121,857	5.9
Total residential real estate loans	856,871	39.3	775,659	37.5

Total real estate loans	1,955,934	89.7	1,851,391	89.5

Commercial and industrial loans	221,790	10.2	211,656	10.3

Consumer	2,929	0.1	4,391	0.2

Total gross loans	2,180,653	100.00%	2,067,438	100.00%
Plus: Unamortized premiums and net deferred loan fees and costs	2,939		2,751
Less: Allowance for credit losses	(20,297)		(19,529)
Net loans	$2,163,295		$2,050,660

Loan Maturity and Repricing.

The following table shows the repricing dates or contractual maturity dates of our loans as of December 31, 2025. The table does not reflect prepayments or scheduled principal amortization. Demand loans, loans having no stated maturity, and overdrafts are shown as due within one year.

	At December 31, 2025
	Non-Owner Occupied Commercial Real Estate	Owner Occupied Commercial Real Estate	Residential One-to-Four Family	Home Equity	Commercial and Industrial	Consumer	Totals
	(Dollars in thousands)

Amount due:
Within one year	$260,470	$33,658	$23,876	$91,443	$101,771	$296	$511,514

After one year:
One to five years	374,817	132,048	52,358	3,424	78,784	1,828	643,259
Five to fifteen years	258,674	31,680	60,364	32,054	31,201	45	414,018
Over fifteen years	6,552	1,164	582,472	10,880	10,034	760	611,862
Total due after one year	640,043	164,892	695,194	46,358	120,019	2,633	1,669,139

Total amount due:	900,513	198,550	719,070	137,801	221,790	2,929	2,180,653

Net deferred loan origination fees and costs and premiums	(813)	(40)	2,830	657	273	32	2,939
Allowance for credit losses	(10,134)	(3,584)	(3,513)	(673)	(2,245)	(148)	(20,297)

Loans, net	$889,566	$194,926	$718,387	$137,785	$219,818	$2,813	$2,163,295

The following table presents, as of December 31, 2025, the dollar amount of all loans contractually due or scheduled to reprice after December 31, 2026, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2026
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans:
Residential one-to-four family	$639,118	$56,076	$695,194
Home equity	46,358	—	46,358
Non-owner occupied commercial real estate	314,051	325,992	640,043
Owner occupied commercial real estate	45,828	119,064	164,892
Total real estate loans	1,045,355	501,132	1,546,487

Other loans:
Commercial and industrial	82,505	37,514	120,019
Consumer	2,633	—	2,633
Total other loans	85,138	37,514	122,652

Total loans	$1,130,493	$538,646	$1,669,139

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

At December 31, 2025, the Company’s criticized loan portfolio totaled $39.7 million, or 1.8% of total loans, compared to $38.4 million, or 1.9% of total loans, at December 31, 2024. The Company’s special mention loans totaled $17.2 million, or 0.8% of total loans, at December 31, 2025 and $11.4 million, or 0.6%, of total loans, at December 31, 2024. Classified loans totaled $22.5 million, or 1.0% of total loans, at December 31, 2025 and $27.0 million, or 1.3% of total loans, at December 31, 2024. Classified loans that were performing but possessed potential weaknesses and, as a result, could ultimately become nonaccrual loans totaled $17.4 million, or 0.8% of total loans, at December 31, 2025 and $21.6 million, or 1.0% of total loans, at December 31, 2024. The remaining balance of classified loans were nonaccrual loans totaling $5.1 million, or 0.2% of total loans, at December 31, 2025 and $5.4 million, or 0.3% of total loans, at December 31, 2024.

Total individually evaluated loans totaled $5.9 million, or 0.3% of total loans, at December 31, 2025, while individually evaluated loans totaled $14.3 million, or 0.7% of total loans, at December 31, 2024. Total accruing individually evaluated loans totaled $726,000 at December 31, 2025, while accruing individually evaluated loans totaled $8.9 million at December 31, 2024. Nonaccrual individually evaluated loans totaled $5.2 million as of December 31, 2025, while nonaccrual individually evaluated loans totaled $5.4 million as of December 31, 2024.

At December 31, 2025, commercial and industrial individually evaluated loans with a recorded investment of $464,000 carried a related reserve amount of $122,000. At December 31, 2024, commercial and industrial individually evaluated loans with a recorded investment of $494,000 carried a related reserve amount of $156,000. Management closely monitors these relationships for collateral or credit deterioration. In management’s opinion, all remaining individually evaluated loan balances at December 31, 2025 and December 31, 2024, were supported by expected future cash flows or, for those collateral dependent loans, the net realizable value of the underlying collateral.

Total nonaccrual loans totaled $5.2 million, or 0.24% of total loans, at December 31, 2025, and $5.4 million, or 0.26% of total loans, at December 31, 2024. If all nonaccrual loans had been performing in accordance with their terms, we would have earned additional interest income of $284,000, $373,000 and $373,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

OREO.

Assets acquired through, or in lieu of, loan foreclosures are held for sale and are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Costs relating to development and improvement of property are capitalized, whereas costs relating to the holding of property are expensed. At December 31, 2025 and December 31, 2024, the Company carried no OREO balances.

The following table presents, for the years indicated, an analysis of the allowance for credit losses and other related data.

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Allowance for credit losses to total loans outstanding	0.93%	0.94%
Allowance for credit losses	$20,297	$19,529
Total loans outstanding, including unearned premiums and deferred loan fees and costs	$2,183,592	$2,070,189

Nonaccrual loans to total loans outstanding	0.24%	0.26%
Nonaccrual loans	$5,162	$5,381
Total loans outstanding, including unearned premiums and deferred loan fees and costs	$2,183,592	$2,070,189

Allowance for credit losses to nonaccrual loans	393.20%	362.93%
Allowance for credit losses	$20,297	$19,529
Nonaccrual loans	$5,162	$5,381

Net charge-offs (recoveries) during the period to daily average loans outstanding:

Residential one-to-four family charge-offs to daily average loans outstanding	-%	0.01%
Net charge-offs during the period	$15	$32
Average amount outstanding	$682,535	$631,570

Commercial real estate recoveries to daily average loans outstanding	-%	(0.02)%
Net recoveries during the period	$(22)	$(206)
Average amount outstanding	$1,070,571	$1,072,779

Commercial and industrial recoveries to daily average loans outstanding	(0.27)%	(0.07)%
Net recoveries during the period	$(599)	$(152)
Average amount outstanding	$222,574	$210,343

Home equity charge-offs to daily average loans outstanding	0.02%	0.10%
Net charge-offs during the period	$23	$121
Average amount outstanding	$129,523	$115,595

Consumer charge-offs to daily average loans outstanding	3.11%	2.43%
Net charge-offs during the period	$111	$118
Average amount outstanding	$3,564	$4,862

Total loan recoveries to daily average loans outstanding	(0.02)%	0.00%
Net recoveries during the period	$(472)	$(87)
Average amount outstanding	$2,108,767	$2,035,149

During the twelve months ended December 31, 2025, the Company recorded net recoveries of $472,000, compared to net recoveries of $87,000 for the twelve months ended December 31, 2024.

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million and $7.4 million at December 31, 2025 and 2024, respectively, and is excluded from the estimate of credit losses.

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

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines of credit secured by first or second mortgages on one-to-four family owner-occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner-occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines of credit are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

Based on the foregoing, management believes that the Company is appropriately reserved for the current economic environment and supportable forecast period as of December 31, 2025. For the twelve months ended December 31, 2025, the Company recorded a provision for credit losses of $335,000, compared to a reversal of credit losses of $665,000 during the twelve months ended December 31, 2024. The $1.0 million increase in the provision for credit losses was primarily due to an increase in total loans of $113.2 million, or 5.5%.

Allocation of Allowance for Credit Losses.

The following tables set forth the allowance for credit losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans.

	December 31, 2025			December 31, 2024
Loan Category	Amount of Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Amount of Allowance for Credit Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)

Commercial real estate	$13,718	$1,099,063	50.4%	$13,677	$1,075,732	52.0%
Real estate mortgage:
Residential one-to-four family	3,513	719,070	33.0	2,660	653,802	31.6
Home equity	673	137,801	6.3	496	121,857	5.9
Commercial and industrial loans	2,245	221,790	10.2	2,477	211,656	10.3
Consumer loans	148	2,929	0.1	219	4,391	0.2
Total allowances for credit losses	$20,297	$2,180,653	100.0%	$19,529	$2,067,438	100.0%

Investment Activities.

The primary objective of the Company’s securities portfolio is to provide liquidity and maximize income while preserving safety of principal. Secondary objectives include: providing collateral to secure local municipal deposits, the investment of funds during periods of decreased loan demand, interest rate sensitivity considerations, supporting local communities through the purchase of tax-exempt securities and tax planning considerations. The Board is responsible for establishing overall policy and reviewing performance of the investment portfolio.

Under the Investment Policy, acceptable portfolio investments include: United States Government obligations, obligations of federal agencies or U.S. Government-sponsored enterprises, mortgage-backed securities, municipal obligations (general obligations, revenue obligations, school districts and non-rated issues from the Bank’s general market area), banker’s acceptances, certificates of deposit, Industrial Development Authority Bonds, Public Housing Authority Bonds, corporate bonds (each corporation limited to the Bank’s legal lending limit), marketable equity securities, collateralized mortgage obligations, Small Business Investment Companies (SBIC), Federal Reserve Bank stock and FHLB stock.

The Investment Policy sets limits as a percentage of the total portfolio, identifies acceptable and unacceptable investment practices, and denotes approved security dealers. The effect of changes in interest rates, market values, timing of principal payments and credit risk are considered when purchasing securities.

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

Restricted Equity Securities.

At December 31, 2025 and December 31, 2024, the Company held $4.9 million and $5.4 million, respectively, of FHLB stock. The FHLB stock is carried at cost and classified as a restricted equity security. The investment must be held as a condition of membership in the FHLB and as a condition for the Bank to borrow from the FHLB. We may be required to purchase additional FHLB stock if we increase FHLB borrowings in the future. The Company periodically evaluates its investment in FHLB stock for impairment based on, among other factors, the capital adequacy of the FHLB and its overall financial condition.

At December 31, 2025 and December 31, 2024, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value. No impairment losses have been recorded through December 31, 2025 or December 31, 2024.

Securities Portfolio Maturities.

The composition and maturities of the debt securities portfolio and the mortgage-backed securities portfolio at December 31, 2025 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or redemptions that may occur. Weighted average yield is calculated using the amortized cost and yield to maturity of securities divided by the total amortized cost of the segment, and does not adjust for tax-equivalent basis for any tax-exempt obligations.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Fair	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Value	Yield
	(Dollars in thousands)
Available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$—	—%	$9,947	1.23%	$6,981	2.52%	$1,668	5.35%	$18,596	$16,493	2.08%
Corporate bonds	—	—	—	—	11,000	6.67	—	—	11,000	10,948	6.67
Total debt securities	—	—	9,947	1.23	17,981	5.05	1,668	5.35	29,596	27,441	3.79

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	2,720	4.27	3,687	3.48	156,424	2.85	162,831	143,701	2.89
U.S. Government guaranteed residential mortgage-backed	—	—	—	—	—	—	5,767	1.58	5,767	4,658	1.58
Total mortgage-backed securities	—	—	2,720	4.27	3,687	3.48	162,191	2.81	168,598	148,359	2.84

Total available-for-sale	$—	—%	$12,667	1.88%	$21,668	4.79%	$163,859	2.83%	$198,194	$175,800	2.98%

Held-to-maturity:
Debt securities:
U.S. Treasury securities	$5,001	1.23%	$—	—%	$—	—%	$—	—%	$5,001	$4,898	1.23%
U.S. Government guaranteed obligations	—	—	—	—	—	—	1,005	5.87	1,005	1,007	5.87
Total debt securities	5,001	1.23		—	—	—	1,005	5.87	6,006	5,905	2.01

Mortgage-backed securities:
Government-sponsored residential mortgage-backed	—	—	—	—	1,797	2.22	180,997	2.28	182,794	152,599	2.28
Total mortgage-backed securities	—	—	—	—	1.797	2.22	180,997	2.28	182,794	152,599	2.28

Total held-to-maturity	$5,001	1.23%	$—	—%	$1,797	2.22%	$182,002	2.30%	$188,800	$158,504	2.27%

At December 31, 2025, the Company had $175.8 million in securities classified as available-for-sale, $188.8 million in held-to-maturity, and marketable equity securities of $632,000. There were no securities classified as trading. Securities classified as available-for-sale were reported at fair value with net changes in the fair value from period to period included as a separate component of shareholders’ equity, net of income taxes. Changes in the fair value of debt securities classified as held-to-maturity or available-for-sale do not affect our income, unless we determine there to be incurred credit losses for those securities in an unrealized loss position.

At December 31, 2025, the Company reported gross unrealized losses on the available-for-sale securities portfolio of $23.4 million, or 11.8% of the amortized cost basis of the available-for-sale securities portfolio, compared to gross unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities at December 31, 2024. At December 31, 2025, the Company reported gross unrealized losses on the held-to-maturity securities portfolio of $30.5 million, or 16.2% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2024. Management concluded that there were no incurred credit losses at December 31, 2025 as all unrealized losses were related to interest rate fluctuations rather than any underlying credit quality of the issuers. Additionally, the Company has no plans to sell these securities and has concluded that it is unlikely it would have to sell these securities prior to the anticipated recovery of the unrealized losses.

Deposits.

At December 31, 2025 and December 31, 2024, total deposits were $2.4 billion and $2.3 billion, respectively. Customer deposits represent the primary source of the Bank’s funds for lending and other investment purposes. The Company offers a wide variety of deposit products, including commercial, small business, nonprofit and municipal checking, money market and sweep accounts, as well as time deposits. A broad selection of competitive retail deposit products are also offered, including interest-bearing and noninterest-bearing checking, money market and savings accounts, as well as time deposits and individual retirement accounts, with terms on time deposits ranging from three months to sixty months. As a member of the FDIC, the Bank’s depositors are provided deposit protection up to the maximum FDIC insurance coverage limits.

Management determines the interest rates offered on deposit accounts based on current and expected economic conditions, competition, and the Bank’s liquidity needs, volatility of existing deposits, asset/liability position and overall objectives regarding the growth and retention of relationships. We may also utilize brokered deposits, both term and overnight, from a number of available sources, as part of our asset liability management strategy and as an alternative to borrowed funds to support asset growth in excess of internally generated deposits. Brokered deposits along with borrowed funds may be referred to as wholesale funding. There were $1.7 million in brokered deposits on the balance sheet at December 31, 2024 reported within time deposits. There were no brokered deposits on the balance sheet at December 31, 2025.

At December 31, 2025, uninsured deposits, defined as deposits that exceed the limits provided by the FDIC, were 29.5% of total deposits, compared to 28.4% of total deposits, at December 31, 2024.

Core deposits (which the Company defines as all deposits except time deposits) represented 70.8% of total deposits at December 31, 2025 and 68.9% at December 31, 2024. At December 31, 2025, time deposits with remaining terms to maturity of less than one year amounted to $678.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Net Interest and Dividend Income” for information relating to the average balances and costs of our deposit accounts for the years ended December 31, 2025, 2024 and 2023.

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

IntraFi Network, Certificate of Deposit Account Registry Service (“CDARS”) and Insured Cash Sweep Service (“ICS”).

We participate in the IntraFi network, which provides depositors with access to FDIC insurance at network banks. Depositors can place funds in time deposits through CDARS or in demand deposit accounts or money market deposit accounts through ICS. We use both CDARS and ICS to place customer funds into bank accounts on a reciprocal basis, meaning that the Bank receives deposits in an amount equal to the amount of funds the Bank places for its customers. When funds are placed through CDARS and ICS, they are allocated to network banks in amounts that are less than FDIC insurance limits to ensure that depositors’ funds are eligible for FDIC insurance. At December 31, 2025 and December 31, 2024, there were $45.4 million and $36.9 million, respectively, in CDARS deposits reported within time deposits, and $89.7 million and $22.3 million, respectively, in ICS accounts reflected within core deposits.

Deposit Distribution and Weighted Average Rates.

The following table sets forth the Company’s average deposit balances and weighted average rates for the periods presented:

	For the Years Ended December 31,
	2025			2024			2023
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Demand accounts	$582,168	25.1%	—%	$561,264	25.8%	—%	$602,652	27.8%	—%
Interest-bearing accounts	155,831	6.7	0.96	136,861	6.3	0.75	142,005	6.5	0.73
Savings accounts	186,780	8.0	0.10	182,678	8.4	0.09	202,354	9.3	0.09
Money market accounts	704,654	30.3	2.16	631,197	29.0	1.94	697,621	32.2	1.37
Total core deposits	1,629,433	70.1	1.04	1,512,000	69.5	0.89	1,644,632	75.8	0.65
Time deposits	693,208	29.9	3.69	666,917	30.5	4.32	524,827	24.2	3.03
Total deposits	$2,322,641	100.0%	1.83%	$2,178,917	100.0%	1.94%	$2,169,459	100.0%	1.23%

The following table sets forth the maturity of time deposits at the dates indicated:

	At December 31,
	2025			2024			2023
	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates	Amount	Percent	Weighted Average Rates
	(Dollars in thousands)

Due within the year	$678,104	98.3%	3.48%	$694,916	98.8%	4.26%	$596,292	97.5%	3.81%
Over 1 year through 3 years	10,663	1.5	2.52	6,403	0.9	0.60	12,472	2.1	0.85
Over 3 years	1,181	0.2	0.10	2,264	0.3	3.54	2,588	0.4	0.05
Total time deposits	$689,948	100.0%	3.46%	$703,583	100.0%	4.23%	$611,352	100.0%	3.73%

The following table sets forth the uninsured portion of our core deposit accounts, by account type, at the dates indicated.

	At December 31,
	2025	2024	2023
	(Dollars in thousands)

Core deposits:(1)
Demand accounts	$215,588	$145,995	$156,646
Interest-bearing accounts	67,811	95,735	64,097
Savings accounts	2,921	5,423	2,243
Money market accounts	266,011	244,214	226,536
Total core deposits	$552,331	$491,367	$449,522

The following table sets forth the uninsured portion of our time deposits, by remaining maturity.

At December 31, 2025
(Dollars in thousands)

Time deposits:(1)
3 months or less	$37,856
Over 3 months through 6 months	72,141
Over 6 months through 12 months	34,982
Over 12 months	320
Total time deposits	$145,299

_______________

(1)	Uninsured deposits for the periods indicated have been estimated using the same methodologies and assumptions used for the Bank’s regulatory reporting requirements.

Time Deposit Maturities.

A summary of time deposits greater than $250,000 by maturity is as follows(1):

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)

3 months or less	$74,615	3.62%	$49,250	4.61%
Over 3 months through 6 months	98,618	3.70	152,243	4.56
Over 6 months through 12 months	51,761	3.70	31,212	3.97
Over 12 months	1,712	3.33	1,672	4.75
Total:	$226,706	3.67%	$234,377	4.49%

_______________

(1)	Time deposit balances represent those exceeding the fully-insured FDIC limitation of $250,000.

Time Deposit Balances by Rates.

A summary of time deposits by maturity is as follows:

	At December 31, 2025
	Period to Maturity
	Less than One Year	One to Two Years	Two to Three Years	More than Three Years	Total	Percent of Total	WAR
	(Dollars in thousands)

1.00% and under	$34,536	$2,027	$600	$1,181	$38,344	5.6%	0.11%
1.01% to 3.00%	345	—	—	—	345	0.1	2.83
3.01% to 3.25%	—	2,177	—	—	2,177	0.3	3.23
3.26% to 3.50%	75,531	5,859	—	—	81,390	11.8	3.36
3.51% to 3.75%	451,389	—	—	—	451,389	65.4	3.64
3.76% to 4.00%	70,476	—	—	—	70,476	10.2	3.89
4.01% and over	45,827	—	—	—	45,827	6.6	4.03
Total	$678,104	$10,063	$600	$1,181	$689,948	100.0%	3.46%

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

The Bank is a member of the FHLB, which is part of the Federal Home Loan Bank System. Members are required to own capital stock of the FHLB, and borrowings are collateralized by qualifying assets not otherwise pledged. The maximum amount of credit that the FHLB will extend varies from time to time, depending on its policies and the amount of qualifying collateral the member can pledge. The Bank had satisfied its collateral requirement at December 31, 2025.

At December 31, 2025, total borrowings decreased $17.1 million, or 13.9%, from $123.1 million at December 31, 2024 to $106.1 million. At December 31, 2025, short-term borrowings increased $7.9 million, or 146.2%, to $13.3 million, compared to $5.4 million at December 31, 2024. Long-term borrowings decreased $25.0 million, or 25.5%, from $98.0 million at December 31, 2024 to $73.0 million at December 31, 2025. At December 31, 2025 and December 31, 2024, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes. Total short-term borrowings and long-term debt outstanding and weighted average rates at the periods indicated are presented below:

	December 31, 2025		December 31, 2024
	Balance Outstanding	Weighted Average Rate	Balance Outstanding	Weighted Average Rate
	(Dollars in millions)

Short-term borrowings	$13.3	3.90%	$5.4	4.33%
Long-term debt	73.0	4.94	98.0	4.97
Total	$86.3	4.78%	$103.4	4.94%

The Bank has additional borrowing capacity at the FHLB up to a certain percentage of the value of qualified collateral. In accordance with agreements with the FHLB, the qualified collateral must be free and clear of liens, pledges and encumbrances. At December 31, 2025, the Bank had pledged $932.3 million of eligible collateral to support borrowing capacity at the FHLB of Boston. This relationship is an integral component of the Company’s asset-liability management program. At December 31, 2025, the Bank had immediate availability at the FHLB, including its $9.5 million overnight Ideal Way Line of Credit, to borrow an additional $538.6 million based on qualified collateral.

Interest on the Ideal Way Line of Credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2025 and 2024, the Company did not have any outstanding advances under the facility.

In addition, at December 31, 2025 and 2024, the Company had an available line of credit of $349.0 million and $382.9 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain loans and securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2025 and December 31, 2024, there were no advances outstanding under the FRB Discount Window.

The following table lists FHLB and FRB liquidity information as of December 31, 2025:

	At December 31, 2025
	Total Available Borrowing Capacity	Required Collateral on Balance Outstanding	Net Available Borrowing Capacity
	(Dollars in millions)

FHLB(1)	$622.0	$83.4	$538.6
FRB Discount Window	349.0	—	349.0
Total	$971.0	$83.4	$887.6

________________

(1)	FHLB required collateral includes short and long-term advances and FHLB letters of credit.

The Company also has pre-established, unsecured overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. At December 31, 2025, the Company had borrowing capacity with two correspondent banks consisting of a $15.0 million and a $10.0 million unsecured lines of credit, both arrangements were at an interest rate determined and reset on a daily basis. As of December 31, 2025 and December 31, 2024, there were no advances outstanding under these lines.

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

Unless earlier redeemed, the Notes mature on May 1, 2031. The Notes will bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and (ii) from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate, plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. At December 31, 2025 and December 31, 2024, $19.8 million aggregate principal amount of the Notes was outstanding.

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

Overview.

Western New England Bancorp is a separate and distinct legal entity from the Bank. The Company is a Massachusetts-chartered stock holding company and a registered savings and loan holding company under the HOLA, and is subject to the supervision of and regular examination by the Board of Governors of the Federal Reserve System (the “FRB,” the “Federal Reserve Board” or the “Federal Reserve”) as its primary federal regulator. In addition, the Federal Reserve Board has enforcement authority over Western New England Bancorp and its non-savings association subsidiaries. Western New England Bancorp is also subject to the jurisdiction of the SEC and is subject to the disclosure and other regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Western New England Bancorp is traded on the NASDAQ under the ticker symbol, “WNEB,” and is subject to the NASDAQ stock market rules.

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

Restrictions on Savings and Loan Holding Company Dividends.

The Federal Reserve has the authority to prohibit savings and loan holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve has indicated generally that it may be an unsafe or unsound practice for savings and loan holding companies to pay dividends unless the savings and loan holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality, and overall financial condition. Further, under the Federal Reserve’s capital rules, the Company’s ability to pay dividends is restricted if it does not maintain capital above the capital conservation buffer (See Capital Adequacy below).

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

The Bank is subject to the Capital Rules as well. The Company and the Bank are each in compliance with the targeted capital ratios under the Capital Rules at December 31, 2025.

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

For purposes of PCA, to be: (i) well-capitalized, an insured depository institution must have a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8%, a CET1 risk-based capital ratio of at least 6.5%, and a Tier 1 leverage ratio of at least 5%; (ii) adequately capitalized, an insured depository institution must have a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 6%, a CET1 risk-based capital ratio of at least 4.5%, and a Tier 1 leverage ratio of at least 4%; (iii) undercapitalized, an insured depository institution would have a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 6%, a CET1 risk-based capital ratio of less than 4.5%, and a Tier 1 leverage ratio of less than 4%; (iv) significantly undercapitalized, an insured depository institution would have a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 4%, a CET1 risk-based capital ratio of less than 3%, and a Tier 1 leverage ratio of less than 3%.; and (v) critically undercapitalized, an insured depository institution would have a ratio of tangible equity to total assets that is less than or equal to 2%. As of December 31, 2025, the Bank was “well-capitalized” under the PCA framework.

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

Loans to One Borrower.

Generally, a federal savings bank may not make a loan or extend credit to a single borrower or related group of borrowers if the aggregate of all loans or extensions of credit to that single borrower or related group of borrowers would be in excess of 15% of the bank’s unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the aggregate amount of any loan above 15% of the bank’s unimpaired capital and surplus is fully secured by readily marketable collateral, which generally does not include real estate. As of December 31, 2025, the Company was in compliance with these limitations on loans to one borrower.

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

Transactions with Affiliates and Loans to Insiders.

Under federal law, transactions between insured depository institutions and their affiliates are governed by Sections 23A and 23B of the Federal Reserve Act (“FRA”), and the FRB’s implementing Regulation W. In a holding company context, at a minimum, the parent holding company of a bank or savings association, and any companies which are controlled by such parent holding company, are “affiliates” of the bank or savings association. Generally, sections 23A and 23B are intended to protect insured depository institutions from losses arising from transactions with non-insured affiliates, by limiting the extent to which a depository institution or its subsidiaries may engage in covered transactions with any one affiliate and with all affiliates of the depository institution in the aggregate, and by requiring that such transactions be on market terms that are consistent with safe and sound banking practices.

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

Depositor Preference.

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including the parent holding company, with respect to any extensions of credit they have made to such insured depository institution.

Federal Home Loan Bank System.

The Bank is a member of the Federal Home Loan Bank of Boston, which is one of the regional Federal Home Loan Banks comprising the Federal Home Loan Bank System. Each Federal Home Loan Bank serves as a central credit facility primarily for its member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB. Required percentages of stock ownership are subject to change by the FHLB, and the Bank was in compliance with this requirement with an investment in FHLB capital stock at December 31, 2025. If there are any developments that cause the value of our stock investment in the FHLB to become impaired, we would be required to write down the value of our investment, which could affect our net income and shareholders’ equity.

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

Future Legislative and Regulatory Initiatives.

Various legislative and regulatory initiatives are introduced by Congress, state legislatures and different financial regulatory agencies. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and/or depository institutions, and may also include changes in priorities and operations of regulatory agencies in connection with new leadership. Proposed legislation and regulatory initiatives could change banking statutes and the operating environment of Western New England Bancorp in substantial and unpredictable ways. If enacted or implemented, such legislation and regulatory initiatives could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Western New England Bancorp cannot predict whether any such legislation and regulatory initiatives will be enacted or implemented, and, if enacted or implemented, the effect that it or any implementing regulations would have on the financial condition or results of operations of Western New England Bancorp. Other legislation may be introduced in Congress, or other regulatory initiatives introduced, which would further regulate, deregulate or restructure the financial services industry, including proposals to substantially reform the financial regulatory framework. It is not possible to predict whether any such proposals will be enacted into law or, if enacted, the effect which they may have on our business and earnings.

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

In addition, there are continuing concerns related to, among other things, the level of U.S. government debt and fiscal actions that may be taken to address that debt, economic and political instability and uncertainty, wars and military conflict, such as in Ukraine, the Middle East and Venezuela, all of which may have a destabilizing effect on financial markets and economic activity. Economic pressure on consumers and overall economic uncertainty may result in changes in consumer and business spending, borrowing and saving habits. These economic conditions and/or other negative developments in the domestic or international credit markets or economies may significantly affect the markets in which we do business, the value of our loans and investments, and our ongoing operations, costs and profitability. Declines in real estate values and sales volumes and high unemployment or underemployment may also result in higher than expected loan delinquencies, increases in our levels of nonperforming and classified assets and a decline in demand for our products and services. These negative events may cause us to incur losses and may adversely affect our capital, liquidity and financial condition.

Interest Rate Volatility Could Adversely Affect Our Results of Operations and Financial Condition. We cannot predict or control changes in interest rates. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including monetary policy of the federal government, inflation and deflation, volatility of domestic and global financial markets, volatility of credit markets, and competition. During 2025, the Federal Reserve Board continued reducing the federal funds rate, which had been raised significantly during 2022 and 2023 to combat rising inflation in the U.S. Notwithstanding these reductions, there can be no assurances that the Federal Reserve Board will continue to cut the target federal funds rate in 2026 and it may remain open to increasing rates further should inflation dynamics remain unfavorable. Changes in monetary policy, including changes in interest rates, influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings, but such changes could affect our ability to originate loans and obtain deposits, the fair value of financial assets and liabilities, and the average duration of our assets.

The Company’s earnings and cash flows are largely dependent upon its net interest income, meaning the difference between interest income earned on interest-earning assets and interest expense paid on interest-bearing liabilities. Net interest income is the most significant component of our net income, accounting for approximately 84.8% of total revenues in 2025. Changes in market interest rates, in the shape of the yield curve or in spreads between different market interest rates can have a material effect on our net interest margin. The rates on some interest-earning assets, such as loans and investments, and interest-bearing liabilities, such as deposits and borrowings, adjust concurrently with, or within a brief period after, changes in market interest rates, while others adjust only periodically or not at all during their terms. Thus, changes in market interest rates might, for example, result in an increase in the interest paid on interest-bearing liabilities that is not accompanied by a corresponding increase in the interest earned on interest-earning assets, or the increase in interest earned might be at a slower pace, or in a smaller amount, than the increase in interest paid, reducing our net interest income and/or net interest margin. In addition, we rely on lower-cost, core deposits as our primary source of funding and changes in interest rates could increase our cost of funding, reduce our net interest margin and/or create liquidity challenges We have policies and procedures designed to manage the risks associated with changes in interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our hedging and other risk mitigation strategies may be ineffective and may adversely impact our financial condition and results of operations.

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

Inflation Can Have an Adverse Impact on the Company’s Business and its Customers. Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. While the Federal Reserve reduced the federal funds rate in 2025, there can be no assurances that the Federal Reserve will continue to cut target funds rates in 2026 and it may remain open to increasing rates further should inflation dynamics remain unfavorable in 2026. Additionally, the Federal Reserve has raised certain benchmark interest rates in response to this elevated inflation. As discussed above, changes in interest rates could hurt our profits, as inflation increases and market interest rates rise, the value of the Company’s investment securities, particularly those with longer maturities, would decrease, although this effect can be less pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services the Company uses in its business operations, such as electricity and other utilities, and also generally increases employee wages, any of which can increase the Company’s non-interest expenses. Furthermore, the Company’s customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with the Company. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and the Company’s markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company’s products and services, all of which, in turn, would adversely affect the Company’s business, financial condition and results of operations.

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

Increases in the Company’s Nonperforming Assets Could Adversely Affect the Company’s Results of Operations and Financial Condition in the Future. Nonperforming assets adversely affect net income in various ways. While the Company pays interest expense to fund nonperforming assets, no interest income is recorded on nonperforming loans or other real estate owned, thereby adversely affecting income and returns on assets and equity. In addition, loan administration and workout costs increase, resulting in additional reductions of earnings. When taking collateral in foreclosures and similar proceedings, the Company is required to carry the property or loan at its then-estimated fair market value less estimated cost to sell, which, when compared to the carrying value of the loan, may result in a loss. These nonperforming loans and other real estate owned also increase the Company’s risk profile and the capital that regulators believe is appropriate in light of such risks and have an impact on the Company’s FDIC risk-based deposit insurance premium rate. The resolution of nonperforming assets requires significant time commitments from management and staff. The Company may experience further increases in nonperforming loans in the future, and nonperforming assets may result in further costs and losses in the future, either of which could have a material adverse effect on the Company’s financial condition and results of operations.

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

We Depend Primarily on Net Interest Income for our Earnings Rather Than Fee Income. Net interest income is the most significant component of our operating income. We have less reliance on traditional sources of fee income utilized by some community banks, such as fees from sales of insurance, securities, or investment advisory products or services. For the years ended December 31, 2025, 2024 and 2023, our net interest income was $70.1 million, $59.8 million, and $67.9 million, respectively. The amount of our net interest income is influenced by the overall interest rate environment, competition, and the amount of our interest-earning assets relative to the amount of our interest-bearing liabilities. In the event that one or more of these factors were to result in a decrease in our net interest income, we do not have significant sources of fee income to make up for decreases in net interest income.

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

The Bank’s Reliance on Brokered and Reciprocal Deposits Could Adversely Affect its Liquidity and Operating Results. Among other sources of funds, the Company, from time to time, relies on brokered deposits to provide funds with which to make loans and provide for other liquidity needs. There were no brokered time deposits at December 31, 2025. One of the Bank’s sources for deposits is CDARS. At December 31, 2025, the Bank has $45.4 million in CDARS reciprocal deposits and $89.7 million in ICS network deposits. These amounts, are reciprocal and are not considered brokered deposits under recent regulatory reform.

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

Financial laws, regulations and policies are subject to amendment by Congress, state legislatures and federal and state regulatory agencies. Changes to statutes, regulations or policies, including changes in the interpretation of regulations or policies and changes in enforcement and regulatory priorities, could materially impact our business. These changes could also impose additional costs on us and limit the types of products and services that we may offer our customers. Compliance with laws and regulations can be difficult and costly, and the failure to comply with any law, regulation or policy could result in sanctions by financial regulatory agencies, including civil monetary penalties, private lawsuits, or reputational damage, any of which could adversely affect our business, financial condition, or results of operations. While we have policies and procedures designed to prevent such violations, there can be no assurance that violations will not occur. We cannot provide assurance that future changes in laws, regulations and policies will not adversely affect our business. See the section titled, “Supervision and Regulation” in ITEM 1. Business.

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

Risks Related to Cybersecurity and Data Privacy

We Face Cybersecurity Risks and Risks Associated with Security Breaches Which Have the Potential to Disrupt Our Operations, Cause Material Harm to Our Financial Condition, Result in Misappropriation of Assets, Compromise Confidential Information and/or Damage Our Business Relationships and Can Provide No Assurance That the Steps We and Our Service Providers Take in Response to These Risks Will Be Effective. We depend upon data processing, communication and information exchange on a variety of computing platforms and networks and over the internet. In addition, we rely on the services of a variety of vendors to meet our data processing and communication needs. We face cybersecurity risks and risks associated with security breaches or disruptions such as those through cyber-attacks or cyber intrusions over the internet, malware, computer viruses, attachments and links in emails, social engineering and phishing schemes or persons inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusions, including by computer hackers, nation-state affiliated actors, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. These incidents may result in disruption of our operations, material harm to our financial condition, cash flows and the market price of our common stock, misappropriation of assets, compromise or corruption of confidential information collected in the course of conducting our business, liability for stolen information or assets, increased cybersecurity protection and insurance costs, regulatory enforcement, litigation and damage to our stakeholder relationships. These risks require continuous and likely increasing attention and other resources from us to, among other actions, identify and quantify these risks, upgrade and expand our technologies, systems and processes to adequately address them and provide periodic training for our employees to assist them in detecting phishing, malware and other schemes. Such attention diverts time and other resources from other activities and there is no assurance that our efforts will be effective.

In the normal course of business, we collect and retain certain personal information provided by our customers, employees and vendors. We also rely extensively on computer systems to process transactions and manage our business. We can provide no assurance that the data security measures designed to protect confidential information on our systems established by us will be able to prevent unauthorized access to this personal information. There can be no assurance that our efforts to maintain the security and integrity of the information we and our service providers collect and our and their computer systems will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We Continually Encounter Technological Change and The Failure to Understand and Adapt to These Changes Could Hurt Our Business. The financial services industry is undergoing rapid technological change with frequent introductions of new technology-driven products and services, and technological advances are likely to intensify competition. The effective use of technology, including emerging technologies, increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements, including the use of artificial intelligence. We may not be able to keep pace with technological change or effectively implement new technology-driven products and services or be successful in marketing these products and services to customers. Failure to successfully keep pace with technological changes affecting the financial services industry could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

The Development and Use of Artificial Intelligence Exposes Us to Risks That May Adversely Impact our Business. We or our third-party providers may develop or incorporate artificial intelligence (“AI”) technology in certain business processes, services, or products. The development and use of AI poses a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and we may be subject to increasing regulations related to our use of these technologies, including regulations related to privacy, data security, and intellectual property rights, which could expose us to legal risks. AI models, particularly generative AI models, may produce incorrect, biased, or misleading results, expose confidential information, or infringe on intellectual property rights. Further, we may rely on AI models developed by third parties, and, to that extent, would be subject to additional risks, including limited oversight of how these models are developed and trained and potential exposure to unauthorized data usage. If our AI models, or those developed by third parties, produce inaccurate or controversial results, we could face legal liability, regulatory scrutiny, reputational harm, or operational inefficiencies. These risks could negatively impact our business, financial results, and the perception of our security measures.

General Risk Factors

Changes in the Local Economy May Affect our Future Growth Possibilities. The Company’s success depends principally on the general economic conditions of the primary market areas in which the Company operates. The local economic conditions in these regions have a significant impact on the demand for the Company’s products and services, as well as the ability of the Company’s customers to repay loans, the value of the collateral securing loans and the stability of the Company’s deposit funding sources. The Company’s market area is principally located in Hampden and Hampshire Counties, Massachusetts and Hartford and Tolland Counties in Connecticut. The local economy may affect future growth possibilities. The Company’s future growth opportunities depend on the growth and stability of our regional economy and the ability to expand in our market area.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C.	CYBERSECURITY.

Risk Management & Strategy.

The Company uses an enterprise risk management and financial framework to oversee its risks, including risks from cybersecurity incidents, as further described below. The Company’s information technology & cybersecurity risk management is a continuous process that includes identification, assessment, classification, and management of threats that could adversely impact our ability to maintain the integrity of Bank data and systems, prevent unauthorized access to confidential data and Bank systems, and achieve the Company’s operational, financial, legal and regulatory compliance requirements or objectives. Please see Item 1A. Risk Factors – Risks Related to Cybersecurity and Data Privacy – “We Face Cybersecurity Risks and Risks Associated With Security Breaches Which Have the Potential to Disrupt Our Operations, Cause Material Harm to Our Financial Condition, Result in Misappropriation of Assets, Compromise Confidential Information and/or Damage Our Business Relationships and Can Provide No Assurance That the Steps We and Our Service Providers Take in Response to These Risks Will Be Effective” for our disclosures regarding the most pertinent risks we may experience from cybersecurity threats.

The Bank has a management-level Strategic Technology Oversight Committee (the “TOC”). Members of the TOC include the Bank’s Chief Operating Officer, Chief Risk Officer, Chief Information Officer, and the Information Security Officer (the “ISO”), as well as representatives of each department, including Senior Officers and/or their designees. The TOC reviews the status of various tactical and strategic projects; emerging technologies; cybersecurity, availability and performance metrics; audit results; IT and Business Continuity policies; Business Continuity test results and IT & Cybersecurity Risk Assessment results to monitor the extent of risk, evaluate the effectiveness of mitigating controls in place and ensure the level of risk remains within tolerance through acceptance, or further mitigation, transfer or elimination of the risk.

Additionally, the Bank has an Information Security Oversight and Metrics Committee (the “ISO Metrics Committee”) which meets on a monthly basis with a focus on cybersecurity. Members of the ISO Metrics Committee include the ISO, the Chief Information Officer, the Chief Risk Officer, as well as members of the information technology team involved with cybersecurity and infrastructure. The function of the ISO Metrics Committee is to review monthly cybersecurity metrics to support discussion of cyber threats, cyber risk trends, and risk mitigation as well as to participate in an annual tabletop business disruption exercise to assess the Bank’s resilience and readiness should such an event occur.

All employees participate in cybersecurity and social engineering training. The Board also receives formal training annually. The Bank conducts social engineering tests for employees, including Senior Management, on relevant topics, such as phishing, smishing and deepfakes, throughout the year. We consider employee awareness and training to be a critical component of the Bank’s cybersecurity program and celebrate employees who exemplify strong situational awareness and defense against cyber threats.

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

The Bank maintains a third-party risk management oversight program to effectively assess, measure, monitor and manage the risks associated with vendor relationships. The Bank manages its third-party relationships through the use of informed risk assessments, due-diligence reviews, and ongoing oversight and monitoring. Information security and cybersecurity risks are included as elements in the third-party risk management process and are assessed for vendor relationships with access to confidential Bank or customer data.

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

Technology and cybersecurity risk metrics are two of the Bank’s primary categorical risks defined in the Bank’s enterprise risk management framework. The Enterprise Risk Management Dashboard, which includes ongoing monitoring of current and emerging technology and cybersecurity risks, is presented to the Finance and Risk Management Committee and to the Bank’s Board on a tri-annual basis. In addition, reports on the monitoring of third-party relationships, particularly critical relationships, are presented to the Finance and Risk Management Committee.

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

The Bank’s Information Technology team (the “IT Team”) is comprised of professionals with technology certifications, or Associate, Bachelor’s or Master’s degrees across business, technology and cybersecurity disciplines. The IT Team maintains and enhances its technical expertise through ongoing participation in business, technology, and cybersecurity training programs, including certifications focused on emerging technologies and evolving cyber-risk practices.

The IT leadership team, consisting of Assistant Vice Presidents and above, bring extensive technical experience primarily aligned with the financial services industry. The Bank’s ISO holds the Certified Cyber Crimes Investigator designation from the International Association of Financial Crimes Investigators and completes ongoing cybersecurity-related continuing education to support improving the Bank’s information security posture.

ITEM 2.	PROPERTIES.

The Company currently conducts business through our twenty-five banking offices, seven free-standing ATMs and an additional fourteen free-standing and thirty-three seasonal or temporary ATMs that are owned and serviced by a third party, whereby the Bank pays a rental fee and shares in the surcharge revenue. The following table sets forth certain information regarding our properties as of December 31, 2025. As of this date, the premises and equipment, net of depreciation, owned by us had an aggregate net book value of $23.3 million. We believe that our existing facilities are sufficient for our current needs.

Location	Ownership	Year Opened	Year of Lease or License Expiration

Main Office:
141 Elm Street Westfield, MA	Owned	1964	N/A

Technology Center:
9-13 Chapel Street Westfield, MA	Leased	2015	2028

Retail Lending:
136 Elm Street Westfield, MA	Owned	2011	N/A

Commercial Lending & Middle Market:
1500 Main Street Springfield, MA	Leased	2014	2026

Commercial Lending/Credit Admin and Training Center:
219/229 Exchange Street Chicopee, MA	Owned	2009/1998	N/A

Branch Offices:
206 Park Street West Springfield, MA	Owned	1957	N/A

655 Main Street Agawam, MA	Owned	1968	N/A

26 Arnold Street Westfield, MA	Owned	1976	N/A

300 Southampton Road Westfield, MA	Owned	1987	N/A

462 College Highway Southwick, MA	Owned	1990	N/A

382 North Main Street East Longmeadow, MA	Leased	1997	2027

1500 Main Street Springfield, MA	Leased	2006	2028

Location	Ownership	Year Opened	Year of Lease or License Expiration

1650 Northampton Street Holyoke, MA	Owned	2001	N/A

560 East Main Street Westfield, MA	Owned	2007	N/A

237 South Westfield Street Feeding Hills, MA	Leased	2009	2028

12 East Granby Road Granby, CT	Owned	2021	N/A

47 Palomba Drive Enfield, CT	Leased	2014	2029

39 Morgan Road West Springfield, MA	Owned	2005	N/A

1342 Liberty Street(1) Springfield, MA	Owned	2008	N/A

70 Center Street Chicopee, MA	Owned	1973	N/A

569 East Street Chicopee, MA	Owned	1976	N/A

599 Memorial Drive Chicopee, MA	Leased	1977	2027

435 Burnett Road Chicopee, MA	Owned	1990	N/A

477A Center Street Ludlow, MA	Leased	2002	2032

350 Palmer Road Ware, MA	Leased	2009	2027

32 Willamansett Street South Hadley, MA	Leased	2008	2027

14 Russell Road Huntington, MA	Owned	2020	N/A

337 Cottage Grove Road Bloomfield, CT	Leased	2020	2035

977 Farmington Avenue West Hartford, CT	Leased	2020	2030

Location	Ownership	Year Opened	Year of Lease or License Expiration
ATMs(2):

1000 State Street Springfield, MA	Leased	2003	2026

2620 Westfield Street West Springfield, MA	Leased	2005	2029

98 Southwick Road Westfield, MA	Leased	2006	2026

115 West Silver Street Westfield, MA	Tenant at will	2005	N/A

98 Lower Westfield Road Holyoke, MA	Leased	2010	2030

Westfield State University 577 Western Avenue Westfield, MA
Ely Hall	Tenant at will	2010	N/A

208 College Highway Southwick, MA	Leased	2010	2032

110 Cherry Street Holyoke, MA	Tenant at will	2018	N/A

291 Springfield Street Chicopee, MA	Tenant at will	2015	N/A

Springfield Visitors Center 1319 Main Street Springfield, MA	Leased	2018	2026

Union Station 55 Frank B. Murray Street Springfield, MA	Leased	2018	2028

701 Center Street Chicopee, MA	Tenant at will	2015	N/A

627 Randall Road Ludlow, MA	Tenant at will	2015	N/A

26 Central Street West Springfield, MA	Tenant at will	2021	N/A

1144 Southampton Road Westfield, MA	Leased	2022	2027

Location	Ownership	Year Opened	Year of Lease or License Expiration
Big E ATMs:
1305 Memorial Avenue West Springfield, MA
Better Living Center	Leased	2011	2026
Better Living Center	Leased	2011	2026
Better Living Center (Door 6)	Leased	2011	2026
Big E Coliseum	Leased	2015	2026
Big E Young Building	Leased	2011	2026
Big E Mallary Complex	Leased	2011	2026

_____________________________

(1)	The parking lot on this property is leased. The lease expires in 2028.

(2)	Thirty-three of the Bank’s ATMs are seasonal and not listed individually above. Thirty-two of the seasonal ATMs are located on the Big E grounds during events and one additional ATM is located in Westfield.

ITEM 3.	LEGAL PROCEEDINGS.

During the twelve months ended December 31, 2025, there were no material pending legal proceedings to which the Company or its subsidiaries are a party to or to which any of its property is subject, other than routine legal proceedings occurring in the ordinary course of business. Management does not believe resolution of any present litigation will have a material adverse effect on the business, consolidated financial condition or results of operations of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES.

not Applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

The Company’s common stock is currently listed on NASDAQ under the trading symbol “WNEB.” As of December 31, 2025, there were 20,372,786 shares of the Company’s common stock outstanding by approximately 1,759 shareholders, as obtained through our transfer agent. Such number of shareholders does not reflect the number of persons or entities holding stock in nominee name through banks, brokerage firms and other nominees.

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

Recent Sales of Unregistered Securities.

There were no sales by the Company of unregistered securities during the year ended December 31, 2025.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

The following table sets forth information with respect to purchases made by the Company during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)(2)
October 1 - 31, 2025	—	—	—	972,465
November 1 - 30, 2025	100,000	11.80	100,000	872,465
December 1 - 31, 2025(2)	19,180	12.62	—	872,465
Total	119,180	11.94	100,000	872,465

(1)	On April 22, 2025, the Board authorized a new stock repurchase plan (the “2025 Plan”) under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock, which was approximately 4.8%, of the Company’s outstanding shares of common stock, as of the date the 2025 Plan was adopted.

(2)	Repurchase of 19,180 shares related to tax obligations for shares of restricted stock that vested on December 31, 2025, under our Amended and Restated 2021 Omnibus Incentive Plan. These repurchases were reported by each reporting person on January 5, 2026.

Stock Performance Graph.

The following graph compares our total cumulative shareholder return (which assumes the reinvestment of all dividends) by an investor who invested $100.00 on December 31, 2020 to December 31, 2025, to the total return by an investor who invested $100.00 in the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Western New England Bancorp, Inc., the S&P U.S. Banks Index $1 Billion - $5 Billion, the S&P U.S. BMI Banks New England Region Index and the NASDAQ Bank Index

		Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Western New England Bancorp, Inc.	100.00	130.18	144.48	142.93	151.54	213.55
S&P U.S. Banks $1 Billion - $5 Billion	100.00	135.44	122.16	124.03	142.97	150.90
S&P U.S. BMI Banks New England Region Index	100.00	139.57	127.83	118.10	146.69	182.93
NASDAQ Bank Index	100.00	142.91	119.65	115.54	139.30	149.15

ITEM 6.	SELECTED FINANCIAL DATA.

[Reserved.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and notes thereto, each appearing elsewhere in this Annual Report on Form 10-K. Management’s discussion focuses on 2025 results compared to 2024. For a discussion of 2024 results compared to 2023, refer to Part II, Item 7 of our Annual Report filed on Form 10-K, which was filed with the SEC on March 10, 2025.

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability and efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut to increase the net interest margin and loan income;

●	Supplement the commercial portfolio by growing the residential real estate portfolio to diversify the loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value, pay competitive dividends to shareholders and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the year ended December 31, 2025 in the context of this strategy.

For the twelve months ended December 31, 2025, the Company reported net income of $15.3 million, or $0.75 per diluted share, compared to $11.7 million, or $0.56 per diluted share, for the twelve months ended December 31, 2024. Net interest income increased $10.3 million, or 17.2%, provision for credit losses increased $1.0 million, non-interest income decreased $387,000, or 3.0%, and non-interest expense increased $4.1 million, or 6.9%, during the same period in 2024.

During the twelve months ended December 31, 2025, net interest income increased $10.3 million, or 17.2%, to $70.1 million, compared to $59.8 million for the twelve months ended December 31, 2024. The increase in net interest income was due to an increase in interest income of $8.8 million, or 8.0%, and a decrease in interest expense of $1.5 million, or 3.0%.

During the twelve months ended December 31, 2025, the Company recorded a provision for credit losses of $335,000, compared to a reversal of credit losses of $665,000 during the twelve months ended December 31, 2024. The $1.0 million increase in the provision for credit losses was primarily due to an increase in total loans of $113.2 million, or 5.5%.

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

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million at December 31, 2025 and is excluded from the estimate of credit losses.

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

Average Balance Sheet.

The following table sets forth information relating to the Company for the years ended December 31, 2025, 2024 and 2023. The average yields and costs are derived by dividing interest income or interest expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown. Average balances are derived from average daily balances. The yields include fees which are considered adjustments to yields. Loan interest and yield data does not include any accrued interest from non-accruing loans.

	For the Years Ended December 31,
	2025			2024			2023
	Average		Average Yield/	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost	Balance	Interest	Cost	Balance	Interest	Cost
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,108,767	$105,866	5.02%	$2,035,149	$99,369	4.88%	$2,006,166	$91,640	4.57%
Securities(2)	371,206	10,215	2.75	357,631	8,649	2.42	368,201	8,371	2.27
Other investments - at cost	14,907	690	4.63	14,669	687	4.68	12,425	558	4.49
Short-term investments(3)	54,770	2,335	4.26	33,254	1,598	4.81	20,459	1,021	4.99
Total interest-earning assets	2,549,650	119,106	4.67	2,440,703	110,303	4.52	2,407,251	101,590	4.22
Total non-interest-earning assets	156,591			155,056			155,511
Total assets	$2,706,241			$2,595,759			$2,562,762

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$155,831	1,497	0.96	$136,861	1,022	0.75	$142,005	1,041	0.73
Savings accounts	186,780	180	0.10	182,678	166	0.09	202,354	181	0.09
Money market accounts	704,654	15,242	2.16	631,197	12,242	1.94	697,621	9,529	1.37
Time deposits	693,208	25,593	3.69	666,917	28,806	4.32	524,827	15,898	3.03
Total interest-bearing deposits	1,740,473	42,512	2.44	1,617,653	42,236	2.61	1,566,807	26,649	1.70
Short-term borrowings and long-term debt	119,764	6,010	5.02	155,560	7,779	5.00	135,532	6,560	4.84
Interest-bearing liabilities	1,860,237	48,522	2.61	1,773,213	50,015	2.82	1,702,339	33,209	1.95
Non-interest-bearing deposits	582,168			561,264			602,652
Other non-interest-bearing liabilities	23,472			24,541			24,885
Total non-interest-bearing liabilities	605,640			585,805			627,537
Total liabilities	2,465,877			2,359,018			2,329,876
Total equity	240,364			236,741			232,886
Total liabilities and equity	$2,706,241			$2,595,759			$2,562,762
Less: Tax-equivalent adjustment(2)		(487)			(471)			(472)
Net interest and dividend income		$70,097			$59,817			$67,909
Net interest rate spread(4)			2.04%			1.68%			2.25%
Net interest rate spread, on a tax-equivalent basis(5)			2.06%			1.70%			2.27%
Net interest margin(6)			2.75%			2.45%			2.82%
Net interest margin, on a tax-equivalent basis(7)			2.77%			2.47%			2.84%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.06%			137.64%			141.41%

(1)	Loans, including nonperforming loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21% for 2025, 2024 and 2023. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

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

	Year Ended December 31, 2025 Compared to Year Ended December 31, 2024			Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)			(Dollars in thousands)
Loans (1)	$3,595	$2,902	$6,497	$1,323	$6,406	$7,729
Investment securities (1)	328	1,238	1,566	(240)	518	278
Other investments - at cost	11	(8)	3	101	28	129
Short-term investments	1,034	(297)	737	639	(62)	577
Total interest-earning assets	4,968	3,835	8,803	1,823	6,890	8,713

Interest-bearing liabilities
Interest-bearing checking accounts	142	333	475	(39)	20	(19)
Savings accounts	4	10	14	(18)	3	(15)
Money market accounts	1,425	1,575	3,000	(907)	3,620	2,713
Time deposits	1,136	(4,349)	(3,213)	4,304	8,604	12,908
Short-term borrowing and long-term debt	(1,790)	21	(1,769)	969	250	1,219
Total interest-bearing liabilities	917	(2,410)	(1,493)	4,309	12,497	16,806
Change in net interest and dividend income	$4,051	$6,245	$10,296	$(2,486)	$(5,607)	$(8,093)

(1)	Securities and loan income and net interest income are presented on a tax-equivalent basis using a tax rate of 21% for 2025, 2024 and 2023. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

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

	For the twelve months ended
	12/31/2025	12/31/2024	12/31/2023
	(Dollars in thousands)

Loans (no tax adjustment)	$105,379	$98,898	$91,169
Tax-equivalent adjustment (1)	487	471	471
Loans (tax-equivalent basis)	$105,866	$99,369	$91,640

Securities (no tax adjustment)	$10,215	$8,649	$8,370
Tax-equivalent adjustment (1)	—	—	1
Securities (tax-equivalent basis)	$10,215	$8,649	$8,371

Net interest income (no tax adjustment)	$70,097	$59,817	$67,909
Tax equivalent adjustment (1)	487	471	472
Net interest income (tax-equivalent basis)	$70,584	$60,288	$68,381

Net interest income (no tax adjustment)	$70,097	$59,817	$67,909
Less:
Prepayment penalties	459	8	64
Fair value hedge interest income	—	1,398	1,085
Adjusted net interest income (non-GAAP)	$69,638	$58,411	$66,760

Average interest-earning assets	$2,549,650	$2,440,703	$2,407,251
Net interest margin (no tax adjustment)	2.75%	2.45%	2.82%
Net interest margin, tax-equivalent	2.77%	2.47%	2.84%
Adjusted net interest margin, excluding prepayment penalties and fair value hedge interest income (non-GAAP)	2.73%	2.39%	2.77%

	At or for the twelve months ended
	12/31/2025	12/31/2024	12/31/2023
	(Dollars in thousands)

Book Value per Share (GAAP)	$12.16	$11.30	$10.96
Non-GAAP adjustments:
Goodwill	(0.61)	(0.60)	(0.58)
Core deposit intangible	(0.06)	(0.07)	(0.08)
Tangible Book Value per Share (non-GAAP)	$11.49	$10.63	$10.30

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$62,488	$58,428	$58,350

Net Interest Income (GAAP)	$70,097	$59,817	$67,909

Non-interest Income (GAAP)	$12,516	$12,903	$10,897
Non-GAAP adjustments:
Loss on disposal of premises and equipment	—	6	3
Unrealized (gain) loss on marketable equity securities	(35)	(13)	1
Gain on bank-owned life insurance death benefit	—	—	(778)
Gain on non-marketable equity investments	(243)	(1,287)	(590)
Loss on defined benefit plan termination	—	—	1,143
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$12,238	$11,609	$10,676
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$82,335	$71,426	$78,585

Efficiency Ratio (GAAP)	75.64%	80.35%	74.04%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	75.89%	81.80%	74.25%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for 2025, 2024 and 2023.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024.

At December 31, 2025, total assets increased $83.4 million, or 3.1%, from December 31, 2024 to $2.7 billion. The increase in total assets was primarily due to an increase in total loans of $113.2 million, or 5.5%, partially offset by a decrease in cash and cash equivalents of $26.1 million, or 39.2%. The balance sheet composition and changes since December 31, 2024 are discussed below.

Cash and Cash Equivalents.

Cash and cash equivalents is comprised of cash on hand and amounts due from banks, interest-earning deposits in other financial institutions and federal funds sold. Cash and cash equivalents totaled $40.4 million, or 1.5% of total assets, at December 31, 2025 and $66.5 million, or 2.5% of total assets, at December 31, 2024. Balances in cash and cash equivalents will fluctuate due primarily to the timing of net deposit flows, borrowing and loan inflows and outflows, investment purchases and maturities, calls and sales proceeds, and the immediate liquidity needs of the Company.

Investments.

At December 31, 2025, the investment securities portfolio totaled $365.2 million, or 13.3% of total assets, compared to $366.1 million, or 13.8% of total assets, at December 31, 2024. At December 31, 2025, the Company’s available-for-sale securities portfolio, recorded at fair market value, increased $15.1 million, or 9.4%, from $160.7 million at December 31, 2024 to $175.8 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $16.2 million, or 7.9%, from $205.0 million at December 31, 2024 to $188.8 million at December 31, 2025.

At December 31, 2025, the Company reported gross unrealized losses on the available-for-sale securities portfolio of $23.4 million, or 11.8% of the amortized cost basis of the available-for-sale securities portfolio, compared to gross unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the available-for-sale securities at December 31, 2024. At December 31, 2025, the Company reported gross unrealized losses on the held-to-maturity securities portfolio of $30.5 million, or 16.2% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $39.4 million, or 19.2% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2024.

The Bank is required to purchase FHLB stock at par value in association with advances from the FHLB. The stock is classified as a restricted investment and carried at cost which management believes approximates fair value. The Company’s investment in FHLB capital stock amounted to $4.9 million and $5.4 million at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025 and 2024, the Company held $423,000 of Atlantic Community Bankers Bank stock. The stock is restricted and carried in other assets at cost. The stock is evaluated for impairment based on an estimate of the ultimate recovery to the par value.

Loans.

Total loans increased $113.2 million, or 5.5%, from $2.1 billion, or 77.9% of total assets, at December 31, 2024 to $2.2 billion, or 79.7% of total assets, at December 31, 2025. The increase in total loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $81.2 million, or 10.5%, an increase in commercial and industrial loans of $10.1 million, or 4.8%, and an increase in commercial real estate loans of $23.3 million, or 2.2%. The increase in total loans was partially offset by a decrease in consumer loans of $1.5 million, or 33.3%.

Management continues to closely monitor the loan portfolio for any signs of deterioration in borrowers’ financial condition and also in light of speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and interest rates. We continue to proactively take steps to mitigate risk in our loan portfolio.

Total delinquency was $3.1 million, or 0.14% of total loans, at December 31, 2025, compared to $5.0 million, or 0.24% of total loans at December 31, 2024. At December 31, 2025, nonaccrual loans totaled $5.2 million, or 0.24% of total loans, compared to $5.4 million, or 0.26% of total loans, at December 31, 2024. At December 31, 2025 and December 31, 2024, there were no loans 90 or more days past-due and still accruing interest. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $5.2 million, or 0.19% of total assets, at December 31, 2025, compared to $5.4 million, or 0.20% of total assets, at December 31, 2024. At December 31, 2025 and December 31, 2024, the Company did not have any other real estate owned.

At December 31, 2025, the allowance for credit losses was $20.3 million, or 0.93% of total loans and 393.2% of nonaccrual loans, compared to $19.5 million, or 0.94% of total loans and 362.9% of nonaccrual loans, at December 31, 2024. Total criticized loans, defined as special mention and substandard loans, increased $1.3 million, or 3.4%, from $38.4 million, or 1.9% of total loans, at December 31, 2024 to $39.7 million, or 1.8% of total loans, at December 31, 2025. A summary of our past due and nonperforming loans by class is listed in Note 3 of the accompanying unaudited consolidated financial statements.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At December 31, 2025, the commercial real estate portfolio totaled $1.1 billion and represented 50.4% of total loans. Of the $1.1 billion, $900.5 million, or 81.9%, was categorized as non-owner occupied commercial real estate and represented 325.1% of the Bank’s total risk-based capital.

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

The Company holds a concentration in commercial real estate loans. As of December 31, 2025, commercial real estate loans represented 396.8% of consolidated bank risk-based capital. Non-owner occupied commercial real estate loans totaled $900.5 million, or 325.1% of consolidated bank risk-based capital, and owner-occupied commercial real estate loans totaled $198.6 million, or 71.7% of consolidated bank risk-based capital. As of December 31, 2025, construction, land development and other land loans represented 39.0% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 9.0%.

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

At December 31, 2025 and December 31, 2024, non-owner and owner occupied commercial real estate loans, totaled $1.1 billion, or 50.4%, of total gross loans, and $1.1 billion, or 52.0%, of total gross loans, respectively.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)

Office Portfolio	$174,196	$20,961	$195,157	17.8%	8.9%	70.5%
Apartment	174,330	—	174,330	15.9%	8.0%	62.9%
Industrial	124,601	44,382	168,983	15.4%	7.7%	61.0%
Retail	110,356	5,102	115,458	10.5%	5.3%	41.7%
Mixed Use	75,593	5,741	81,334	7.4%	3.7%	29.4%
Other	45,445	25,376	70,821	6.4%	3.3%	25.5%
Self-Storage	46,106	67	46,173	4.2%	2.1%	16.7%
Hotel/Hospitality	41,582	—	41,582	3.8%	1.9%	15.0%
Shopping Center	28,854	6,292	35,146	3.2%	1.6%	12.7%
Warehouse	23,560	10,339	33,899	3.1%	1.6%	12.2%
Automotive Sales	697	33,822	34,519	3.1%	1.6%	12.4%
Auto Service and Repair	6,153	21,783	27,936	2.5%	1.3%	10.1%
Adult Care/Assisted Living	17,057	9,726	26,783	2.4%	1.2%	9.7%
School/Higher Education	10,420	14,959	25,379	2.3%	1.2%	9.2%
Student Housing	21,563	—	21,563	2.0%	1.0%	7.8%
Total commercial real estate	$900,513	$198,550	$1,099,063	100.0%	50.4%	396.8%

% of Total Bank Risk-Based Capital(1)	325.1%	71.7%	396.8%

% of Total CRE loans	81.9%	18.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2024:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)

Office Portfolio	$177,102	$23,013	$200,115	18.6%	9.7%	73.9%
Apartment	179,874	—	179,874	16.7%	8.7%	66.4%
Industrial	116,663	51,618	168,281	15.6%	8.1%	62.1%
Retail	109,936	7,105	117,041	10.9%	5.7%	43.2%
Other	37,231	30,471	67,702	6.3%	3.3%	25.0%
Mixed Use	71,226	6,402	77,628	7.2%	3.8%	28.7%
Hotel/Hospitality	43,133	—	43,133	4.0%	2.1%	15.9%
Automotive Sales	2,705	36,554	39,259	3.6%	1.9%	14.5%
Adult Care/Assisted Living	31,635	6,119	37,754	3.5%	1.8%	13.9%
Self-Storage	33,765	329	34,094	3.2%	1.6%	12.6%
Student Housing	22,047	—	22,047	2.0%	1.1%	8.1%
Warehouse	20,942	10,045	30,987	2.9%	1.5%	11.4%
Shopping Center	23,193	7,518	30,711	2.9%	1.5%	11.3%
School/Higher Education	11,376	15,730	27,106	2.5%	1.3%	10.0%
Total commercial real estate	$880,828	$194,904	$1,075,732	100.0%	52.0%	397.1%

% of Total Bank Risk-Based Capital(1)	325.2%	71.9%	397.1%

% of Total CRE loans	81.9%	18.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At December 31, 2025, of the $1.1 billion in commercial real estate loans, $900.5 million, or 41.3% of total loans, were categorized as non-owner occupied and represented 325.1% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of December 31, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)

Apartment	$107,299	$43,612	$—	$23,419	$—	$—	$174,330	62.9%	52.2%
Office	63,973	60,433	38,586	—	11,204	—	174,196	62.9%	62.6%
Industrial	74,031	34,887	—	11,229	—	4,454	124,601	45.0%	56.4%
Retail	53,291	25,964	13,865	6,070	11,166	—	110,356	39.8%	50.8%
Mixed Use	35,641	22,503	—	12,809	—	4,640	75,593	27.3%	55.7%
Self-Storage	36,155	9,180	771	—	—	—	46,106	16.6%	55.4%
Other	40,666	3,984	677	—	118	—	45,445	16.4%	51.5%
Hotel/Hospitality	20,074	21,508	—	—	—	—	41,582	15.0%	51.1%
Shopping Center	9,227	19,627	—	—	—	—	28,854	10.4%	48.4%
Warehouse	17,034	4,889	—	—	—	1,637	23,560	8.5%	41.4%
Student Housing	3,628	14,934	2,660	—	—	341	21,563	7.8%	60.7%
Adult Care/Assisted Living	8,543	8,514	—	—	—	—	17,057	6.2%	58.6%
School/Higher Education	10,420	—	—	—	—	—	10,420	3.8%	43.3%
Automotive Service and Repair	4,982	1,171	—	—	—	—	6,153	2.2%	65.8%
Automotive Sales	697	—	—	—	—	—	697	0.3%	57.0%
Total Non-Owner CRE	$485,661	$271,206	$56,559	$53,527	$22,488	$11,072	$900,513	325.1%	54.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

At December 31, 2024, of the $1.1 billion in commercial real estate loans, $880.8 million, or 42.6% of total loans, was categorized as non-owner occupied and represented 325.2% of total risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average LTV as of December 31, 2024.

Property Type	MA	CT	NH	RI	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Apartment	$114,922	$37,212	$—	$27,740	$—	$179,874	66.4%	54.7%
Office	62,554	62,906	40,237	—	11,405	177,102	65.4%	64.4%
Industrial	60,192	35,438	—	14,992	6,041	116,663	43.1%	56.0%
Retail	55,555	23,551	13,752	6,219	10,859	109,936	40.6%	55.4%
Mixed Use	31,899	21,552	—	13,062	4,713	71,226	26.3%	57.7%
Other	30,449	5,949	707	—	126	37,231	13.7%	55.3%
Hotel/Hospitality	20,813	22,320	—	—	—	43,133	15.9%	51.8%
Adult Care/Assisted Living	15,089	16,546	—	—	—	31,635	11.7%	58.6%
Self-Storage	24,433	8,548	784	—	—	33,765	12.5%	63.0%
Student Housing	3,717	15,323	2,660	—	347	22,047	8.1%	72.4%
Shopping Center	7,176	16,017	—	—	—	23,193	8.6%	50.9%
Warehouse	17,406	3,319	—	—	217	20,942	7.7%	44.5%
School/Higher Education	11,376	—	—	—	—	11,376	4.2%	45.0%
Automotive Sales	2,705	—	—	—	—	2,705	1.0%	39.5%
Total Non-Owner CRE	$458,286	$268,681	$58,140	$62,013	$33,708	$880,828	325.2%	57.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$9,726	$—	$9,726	3.5%	57.2%
Automotive Sales	27,404	6,418	—	—	33,822	12.2%	57.7%
Automotive Service and Repair	4,626	17,157	—	—	21,783	7.9%	61.5%
School/Higher Education	14,959	—	—	—	14,959	5.4%	63.9%
Industrial	37,852	6,331	—	199	44,382	16.0%	50.9%
Mixed Use	4,964	777	—	—	5,741	2.1%	56.3%
Office	18,550	2,411	—	—	20,961	7.6%	56.1%
Retail	5,102	—	—	—	5,102	2.1%	50.4%
Shopping Center	4,201	2,091	—	—	6,292	2.2%	55.6%
Self-Storage	67	—	—	—	67	-%	51.3%
Warehouse	9,992	347	—	—	10,339	3.7%	63.9%
Other	15,903	8,600	873	—	25,376	9.0%	40.6%
Total Owner Occupied CRE	$143,620	$44,132	$10,599	$199	$198,550	71.7%	54.7%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate as of December 31, 2024:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE
Adult Care/Assisted Living	$—	$—	$6,119	$—	$6,119	2.3%	58.1%
Automotive Sales	29,858	6,696	—	—	36,554	13.5%	59.8%
School/Higher Education	15,730	—	—	—	15,730	5.8%	66.8%
Industrial	42,456	8,594	—	568	51,618	19.1%	52.7%
Mixed Use	5,820	582	—	—	6,402	2.4%	53.0%
Office	20,477	2,536	—	—	23,013	8.5%	57.2%
Retail	7,105	—	—	—	7,105	2.6%	53.4%
Shopping Center	5,358	2,160	—	—	7,518	2.8%	56.5%
Self-Storage	329	—	—	—	329	0.1%	20.5%
Warehouse	9,671	374	—	—	10,045	3.7%	63.2%
Other	21,773	7,782	916	—	30,471	11.2%	49.4%
Total Owner Occupied CRE	$158,577	$28,724	$7,035	$568	$194,904	72.0%	56.0%

____________________

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $195.2 million, or 70.5% of total bank risk-based capital and $200.1 million, or 73.9% of total bank risk-based capital, as of December 31, 2025 and December 31, 2024, respectively.

The table below breaks the commercial real estate office loans by collateral type for the periods noted:

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$108,113	$9,941	$118,054	60.5%	42.6%
Office/Professional Metro	3,577	7,796	11,373	5.8%	4.1%
Office/Professional Suburban	35,686	3,011	38,697	19.8%	14.0%
Office/Professional Urban	26,820	213	27,033	13.9%	9.8%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$106,884	$10,760	$117,644	58.8%	43.4%
Office/Professional Metro	3,693	8,259	11,952	6.0%	4.4%
Office/Professional Suburban	39,336	3,681	43,017	21.5%	15.9%
Office/Professional Urban	27,189	313	27,502	13.7%	10.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

CRE office loans are primarily concentrated in Massachusetts, where approximately 42.3% at December 31, 2025 and 41.5%, at December 31, 2024, of the total balance of CRE office loans are located. The Company does not have CRE loans secured by office real estate in greater Boston or New York.

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,973	$18,550	$82,523	42.3%	29.8%
Connecticut	60,433	2,411	62,844	32.2%	22.7%
New Hampshire	38,586	—	38,586	19.8%	14.0%
Other	11,204	—	11,204	5.7%	4.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$62,554	$20,477	$83,031	41.5%	30.7%
Connecticut	62,906	2,536	65,442	32.7%	24.2%
New Hampshire	40,237	—	40,237	20.1%	14.9%
Other	11,405	—	11,405	5.7%	4.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the CRE office loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$166,275	$20,683	$186,958	95.8%	67.5%
Special Mention	72	—	72	—%	—%
Substandard	7,849	278	8,127	4.2%	3.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

December 31, 2024	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$169,177	$21,632	$190,809	95.4%	70.5%
Special Mention	7,925	724	8,649	4.3%	3.2%
Substandard	—	657	657	0.3%	0.2%
Total Office Portfolio	$177,102	$23,013	$200,115	100.0%	73.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Bank-Owned Life Insurance.

The Company owns bank-owned life insurance (“BOLI”) to help offset the cost of employee benefit plans. BOLI is recorded at its cash surrender value. BOLI policies insure the lives of officers and certain employees and names the Bank as beneficiary. The change in the cash surrender value is included as a component of non-interest income and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals. The cash surrender value of BOLI was $79.0 million and $77.1 million at December 31, 2025 and December 31, 2024, respectively, and was issued by eleven insurance companies rated investment grade or better.

Deposits.

At December 31, 2025, total deposits were $2.4 billion and increased $98.3 million, or 4.3%, from December 31, 2024. Core deposits, which the Company defines as all deposits except time deposits, increased $111.9 million, or 7.2%, from $1.6 billion, or 68.9% of total deposits, at December 31, 2024, to $1.7 billion, or 70.8% of total deposits, at December 31, 2025. Non-interest-bearing deposits increased $28.9 million, or 5.1%, to $594.5 million, and represent 25.2% of total deposits, money market accounts increased $54.1 million, or 8.2%, to $715.6 million, interest-bearing checking accounts increased $23.9 million, or 15.9%, to $174.2 million, and savings accounts increased $5.0 million, or 2.7%, to $186.6 million.

Time deposits decreased $13.7 million, or 1.9%, from $703.6 million at December 31, 2024 to $689.9 million at December 31, 2025. Brokered time deposits, which are included in time deposits, totaled $1.7 million at December 31, 2024. The Company did not have any brokered time deposits at December 31, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market. At December 31, 2025, the Bank’s uninsured deposits totaled $697.6 million, or 29.5% of total deposits, compared to $643.6 million, or 28.4% of total deposits, at December 31, 2024.

Borrowed Funds.

At December 31, 2025, total borrowings decreased $17.1 million, or 13.9%, from $123.1 million at December 31, 2024 to $106.1 million. At December 31, 2025, short-term borrowings increased $7.9 million, or 146.2%, to $13.3 million, compared to $5.4 million at December 31, 2024. Long-term borrowings decreased $25.0 million, or 25.5%, from $98.0 million at December 31, 2024 to $73.0 million at December 31, 2025. At December 31, 2025 and December 31, 2024, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes.

As of December 31, 2025, the Company had $538.6 million of additional borrowing capacity at the FHLB, $349.0 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Shareholders’ Equity.

At December 31, 2025, shareholders’ equity was $247.6 million, or 9.1% of total assets, compared to $235.9 million, or 8.9% of total assets, at December 31, 2024. The change was primarily attributable to net income of $15.3 million and a decrease in accumulated other comprehensive loss of $6.6 million, partially offset by cash dividends paid of $5.7 million and the repurchase of shares at a cost of $6.2 million. At December 31, 2025, total shares outstanding were 20,372,786. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

The Company’s book value per share was $12.16 at December 31, 2025, compared to $11.30 at December 31, 2024, while tangible book value per share, a non-GAAP financial measure, increased $0.86, or 8.1%, from $10.63 at December 31, 2024 to $11.49 at December 31, 2025. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

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

The Company provides a wide range of investment advisory and wealth management services through Westfield Investment Services through LPL Financial, a third-party broker-dealer. Investment assets under management increased $34.7 million, or 17.4%, to $234.0 million as of December 31, 2025, from $199.3 million as of December 31, 2024.

Comparison of Operating Results for Years Ended December 31, 2025 and 2024.

General.

For the twelve months ended December 31, 2025, the Company reported net income of $15.3 million, or $0.75 per diluted share, compared to $11.7 million, or $0.56 per diluted share, for the twelve months ended December 31, 2024. Net interest income increased $10.3 million, or 17.2%, provision for credit losses increased $1.0 million, non-interest income decreased $387,000, or 3.0%, and non-interest expense increased $4.1 million, or 6.9%, compared to 2024. Return on average assets and return on average equity were 0.56% and 6.35% for the twelve months ended December 31, 2025, respectively, compared to 0.45% and 4.93% for the twelve months ended December 31, 2024, respectively.

Net Interest Income and Net Interest Margin.

During the twelve months ended December 31, 2025, net interest income increased $10.3 million, or 17.2%, to $70.1 million, compared to $59.8 million for the twelve months ended December 31, 2024. The increase in net interest income was due to an increase in interest income of $8.8 million, or 8.0%, and a decrease in interest expense of $1.5 million, or 3.0%.

The net interest margin for the twelve months ended December 31, 2025 was 2.75%, compared to 2.45% for the twelve months ended December 31, 2024. The net interest margin, on a tax-equivalent basis, was 2.77% for the twelve months ended December 31, 2025, compared to 2.47% for the twelve months ended December 31, 2024. During the twelve months ended December 31, 2024, the Company had fair value hedge income of $1.4 million, which contributed six basis points to the net interest margin. The adjusted net interest margin, excluding income from the fair value hedge, a non-GAAP financial measure, increased 36 basis points from 2.39% for the twelve months ended December 31, 2024 to 2.75% for the twelve months ended December 31, 2025. The fair value hedge matured in October of 2024. For more information regarding the Company’s use of Non-GAAP financial measures see “Explanation of Use of Non-GAAP Financial Measurements.”

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 15 basis points from 4.50% for the twelve months ended December 31, 2024 to 4.65% for the twelve months ended December 31, 2025. The average yield on loans, without the impact of tax-equivalent adjustments, increased 14 basis points from 4.86% for the twelve months ended December 31, 2024 to 5.00% for the twelve months ended December 31, 2025. During the twelve months ended December 31, 2025, average interest-earning assets increased $108.9 million, or 4.5%, to $2.5 billion, compared to the twelve months ended December 31, 2024, primarily due to an increase in average loans of $73.6 million, or 3.6%, an increase in average short-term investments, consisting of cash and cash equivalents, of $21.5 million, or 64.7%, and an increase in average securities of $13.6 million, or 3.8%.

During the twelve months ended December 31, 2025, the average cost of funds, including non-interest-bearing demand accounts and borrowings, decreased 15 basis points from 2.14% for the twelve months ended December 31, 2024 to 1.99%. For the twelve months ended December 31, 2025, the average cost of core deposits, including non-interest-bearing demand deposits, increased 15 basis points from 0.89% for the twelve months ended December 31, 2024, to 1.04%. The average cost of time deposits decreased 63 basis points from 4.32% for the twelve months ended December 31, 2024 to 3.69% for the twelve months ended December 31, 2025. The average cost of borrowings, which include borrowings and subordinated debt, increased 2 basis points from 5.00% for the twelve months ended December 31, 2024 to 5.02% for the twelve months ended December 31, 2025.

For the twelve months ended December 31, 2025, average demand deposits, an interest-free source of funds, increased $20.9 million, or 3.7%, from $561.3 million, or 25.8% of total average deposits, for the twelve months ended December 31, 2024, to $582.2 million, or 25.1% of total average deposits.

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

During the twelve months ended December 31, 2025, the Company recorded a provision for credit losses of $335,000, compared to a reversal of credit losses of $665,000 during the twelve months ended December 31, 2024. The $1.0 million increase in the provision for credit losses was primarily due to an increase in total loans of $113.2 million, or 5.5%. The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve Bank’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $472,000 for the twelve months ended December 31, 2025, as compared to net recoveries of $87,000 for the twelve months ended December 31, 2024. During the twelve months ended December 31, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc. As of June 30, 2025, the relationship paid in full.

Although management believes it has established and maintained the allowance for credit losses at appropriate levels for the current economic environment and supportable forecast period, future adjustments may be necessary if economic, real estate and other conditions differ substantially from the current operating environment.

Non-Interest Income.

For the twelve months ended December 31, 2025, non-interest income decreased $387,000, or 3.0%, from $12.9 million during the twelve months ended December 31, 2024 to $12.5 million. During the same period, service charges and fees on deposits increased $715,000, or 7.8%, and income from BOLI increased $52,000, or 2.7%. During the twelve months ended December 31, 2025, the Company reported $347,000 in other income from loan-level swap fees on commercial loans, compared to $261,000 during the same period in 2024. During the twelve months ended December 31, 2025, the Company reported a gain of $243,000 on non-marketable equity investments, compared to a gain of $1.3 million during the twelve months ended December 31, 2024. During the twelve months ended December 31, 2025, the Company reported unrealized gains on marketable equity securities of $35,000, compared to unrealized gains on marketable equity securities of $13,000 during the twelve months ended December 31, 2024. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the twelve months ended December 31, 2025, the Company reported $11,000 in gains from mortgage banking activities, compared to $235,000 during the twelve months ended December 31, 2024 due to the sale of fixed rate residential real estate loans. In addition, during the twelve months ended December 31, 2024, the Company reported a loss on the disposal of premises and equipment of $6,000 and did not have a comparable gain or loss during the twelve months ended December 31, 2025.

Non-Interest Expense.

For the twelve months ended December 31, 2025, non-interest expense increased $4.1 million, or 6.9%, to $62.5 million, compared to $58.4 million for the twelve months ended December 31, 2024. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $3.0 million, or 9.3%, due to an increase in deferred compensation expense to reflect updated year-end performance award estimates as well as annual merit increases. Advertising expense increased $385,000, or 30.3%, data processing expense increased $153,000, or 4.4%, FDIC insurance expense increased $144,000, or 9.9%, software related expenses increased $124,000, or 4.9%, debit card and ATM processing fees increased $46,000, or 1.9%, and other non-interest expense increased $410,000, or 8.0%. These increases were partially offset by a decrease in occupancy expense of $11,000 or 0.2%, a decrease in furniture and equipment expense of $87,000, or 4.5%, and a decrease in professional fees of $144,000, or 6.7%.

For the twelve months ended December 31, 2025, the efficiency ratio was 75.6%, compared to 80.4% for the twelve months ended December 31, 2024. The decrease in the efficiency ratio was driven by higher net interest income during the twelve months ended December 31, 2025 compared to the twelve months ended December 31, 2024.

Income Taxes.

Income tax expense for the twelve months ended December 31, 2025 was $4.5 million, representing an effective tax rate of 22.8%, compared to $3.3 million, representing an effective tax rate of 22.0%, for the twelve months ended December 31, 2024. The increase in income tax expense was due to higher pre-tax income for the twelve months ended December 31, 2025.

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

At December 31, 2025 and December 31, 2024, outstanding borrowings from the FHLB were $83.0 million and $98.0 million, respectively. At December 31, 2025, we had $538.6 million in available borrowing capacity with the FHLB, including our $9.5 million overnight Ideal Way Line of Credit. We have the ability to increase our borrowing capacity with the FHLB by pledging investment securities or additional loans.

The Company has an available line of credit of $349.0 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of December 31, 2025 and December 31, 2024, there were no advances outstanding under either of these lines.

In addition, we have available lines of credit of $15.0 million and $10.0 million with other correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At December 31, 2025 and 2024, we did not have an outstanding balance under either of these lines of credit. In addition, we may enter into reverse repurchase agreements with approved broker-dealers. Reverse repurchase agreements are agreements that allow us to borrow money using our securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. During the year ended December 31, 2025, we originated $380.2 million in loans, compared to $336.4 million in 2024. Total loans increased $113.2 million, or 5.5%, from $2.1 billion, or 77.9% of total assets, at December 31, 2024 to $2.2 billion, or 79.7% of total assets, at December 31, 2025. At December 31, 2025, the Company had approximately $144.0 million in loan commitments and letters of credit to borrowers and approximately $357.3 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At December 31, 2025, time deposit accounts scheduled to mature within one year totaled $678.1 million, or 98.3% of total time deposits. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

At December 31, 2025, the Company and the Bank exceeded each of the applicable regulatory capital requirements (See Note 13, Regulatory Capital, to our consolidated financial statements for further information on our regulatory requirements).

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2025 were estimated to be $3.6 million, which is expected to be paid within one year. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Undiscounted lease liabilities totaled $7.7 million as of December 31, 2025. Principal payments expected to be made on our lease liabilities during the twelve months ended December 31, 2025 were $1.4 million. The remaining lease liability payments totaled $6.3 million and are expected to be made after December 31, 2026 (See Note 12, Leases, to our consolidated financial statements for further information on our lease obligations).

On April 20, 2021, the Company completed an offering of its private placement of $20.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due on May 1, 2031, unless earlier redeemed, to certain qualified institutional buyers (the “Notes”). The Notes bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate (“SOFR”), plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve (See Note 8, Long-Term Debt, to our consolidated financial statements for further information on our long-term debt). At December 31, 2025 and December 31, 2024, $19.8 million in aggregate principal amount of the Notes was outstanding.

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

In 2025, cash flows from deposit inflows were used to fund loan growth. During 2025, the Company experienced net loan growth in residential real estate loans, commercial real estate loans and commercial and industrial loans. The Company’s long-term focus continues to be on growing commercial loans that present the appropriate levels of risk and return. Commercial loans typically have variable interest rates and shorter maturities than residential loans.

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

	Estimated Changes in Net Interest Income
Changes in Interest Rates	At December 31, 2025	At December 31, 2024
1 – 12 Months
UP 200 basis points	-4.0%	-4.4%
DOWN 200 basis points	4.2%	3.9%

13 – 24 Months
UP 200 basis points	3.3%	7.5%
DOWN 200 basis points	15.8%	24.6%

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

Our consolidated financial statements and the accompanying notes may be found on pages F-1 through F-57 of this report.

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

Management’s Annual Report on Internal Control over Financial Reporting

The management of Western New England Bancorp, Inc. and subsidiaries (collectively, the “Company”), including our President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Western New England Bancorp, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Western New England Bancorp, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company and our report dated March 10, 2026 expressed an unqualified opinion.

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

/s/ Wolf & Company, P.C.

Boston, Massachusetts

March 10, 2026

ITEM 9B.	OTHER INFORMATION.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.2	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2†	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).

10.14*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.15*	Employment Agreement between John Bonini and Western New England Bancorp dated February 22, 2024 (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the SEC on March 8, 2024).
10.16*	Employment Agreement between John Bonini and Westfield Bank dated February 22, 2024 (incorporated by reference to Exhibit 10.17 of the Form 10-K filed with the SEC on March 8, 2024).
10.17*	Employment Agreement between Christine Phillips and Western New England Bancorp dated as of February 22, 2024(incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 8, 2024).
10.18*	Employment Agreement between Christine Phillips and Westfield Bank dated as of February 22, 2024(incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 8, 2024).
10.19*	Employment Agreement between Filipe B. Goncalves and Western New England Bancorp dated as of January 1, 2021 (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 10, 2023).
10.20*	Employment Agreement between Filipe B. Goncalves and Westfield Bank dated as of January 1, 2021 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 10, 2023).
10.21*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.22*	Western New England Bancorp, Inc. Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed with the SEC on May 19, 2025).
10.23*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.24*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.25*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.26*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.27*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 filed with the SEC on May 19, 2021).
10.28*	Westfield Bank Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 29, 2023).
19.1*	Western New England Bancorp, Inc. Insider Trading Policy as Adopted by the Board of Directors on February 25, 2025 (incorporated by reference to Exhibit 19.1 of the Form 10-K filed with the SEC on March 10, 2025).
21.1†	Subsidiaries of Western New England Bancorp, Inc.
23.1†	Consent of Wolf & Company, P.C.
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Western New England Bancorp, Inc. Incentive Compensation Recovery Policy as Adopted by the Board of Directors on November 20, 2023 (incorporated by reference to Exhibit 97 of the Form 10-K filed with the SEC on March 8, 2024).

101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 16.	FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2026.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2026.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Western New England Bancorp, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Western New England Bancorp, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of net income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate a opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $20.3 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit losses expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments – Credit Losses.

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

How the Critical Audit Matter was Addressed in the Audit

Following are some of the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collectively evaluated ACL, including controls over the:

●	Segmentation of loans into pools with similar risk characteristics
●	Validation of the third-party model and recalculation of model results
●	Role of peer loss data and the appropriate peer group
●	Completeness and accuracy of loan data
●	Evaluation of modeling assumptions including the economic factors indicative of expected losses, length of the forecast period, and expected term of loans
●	Development of qualitative adjustments to model results

In addition to the test of controls, addressing the above matters involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, reviewing the Company’s procedures to validate the model, testing assumptions used in the calculation of discounted cash flows, testing management’s process for determining the qualitative reserve component, and testing the completeness and accuracy of data used in the model.

We have served as the Company's auditor since 2004.

Boston, Massachusetts

March 10, 2026

WESTERN NEW ENGLAND BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)

	December 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$19,890	$18,824
Federal funds sold	2,236	9,264
Interest-bearing deposits and other short-term investments	18,255	38,362
Total cash and cash equivalents	40,381	66,450

Securities available-for-sale, at fair value (Amortized cost of $198,194 at December 31, 2025 and $191,940 at December 31, 2024)	175,800	160,704
Securities held-to-maturity, at amortized cost (Fair value of $158,504 at December 31, 2025 and $165,606 at December 31, 2024)	188,800	205,036
Marketable equity securities, at fair value	632	397
Total investment securities	365,232	366,137
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,359	5,818
Total Loans	2,183,592	2,070,189
Less: Allowance for credit losses	(20,297)	(19,529)
Net loans	2,163,295	2,050,660
Premises and equipment, net	23,345	24,421
Accrued interest receivable	8,783	8,468
Bank-owned life insurance	79,019	77,056
Deferred tax asset, net	12,716	13,997
Goodwill	12,487	12,487
Core deposit intangible	1,063	1,438
Other assets	24,800	26,158
TOTAL ASSETS	$2,736,480	$2,653,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$594,516	$565,620
Interest-bearing deposits	1,766,392	1,697,027
Total deposits	2,360,908	2,262,647

Borrowings:
Short-term borrowings	13,270	5,390
Long-term debt	73,000	98,000
Subordinated debt	19,790	19,751
Total borrowings	106,060	123,141
Securities pending settlement	242	8,622
Other liabilities	21,633	22,770
TOTAL LIABILITIES	2,488,843	2,417,180
SHAREHOLDERS' EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,372,786 shares issued and outstanding at December 31, 2025; 20,875,713 shares issued and outstanding at December 31, 2024	204	209
Additional paid-in capital	114,515	119,326
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,443)	(1,906)
Unearned compensation - Equity Incentive Plan	(1,224)	(1,190)
Retained earnings	152,302	142,745
Accumulated other comprehensive loss, net of tax	(16,717)	(23,274)
TOTAL SHAREHOLDERS’ EQUITY	247,637	235,910
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,736,480	$2,653,090

 See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF NET INCOME
(Dollars in thousands, except per share data)

	Years Ended December 31,
	2025	2024	2023
Interest and dividend income:
Residential and commercial real estate loans	$91,249	$85,426	$77,964
Commercial and industrial loans	13,850	13,147	12,865
Consumer loans	280	325	340
Total interest income from loans	105,379	98,898	91,169
Investment securities, taxable	10,195	8,633	8,241
Investment securities, tax-exempt	—	3	7
Marketable equity securities	20	13	122
Total interest and dividend income from investment securities	10,215	8,649	8,370
Other investments	690	687	558
Short-term investments	2,335	1,598	1,021
Total interest income from cash and cash equivalents	3,025	2,285	1,579
Total interest and dividend income	118,619	109,832	101,118
Interest expense:
Deposits	42,512	42,236	26,649
Short-term borrowings	225	600	1,589
Long-term debt	4,769	6,164	3,957
Subordinated debt	1,016	1,015	1,014
Total interest expense	48,522	50,015	33,209
Net interest and dividend income	70,097	59,817	67,909
Provision for (reversal of) credit losses	335	(665)	872
Net interest and dividend income after provision for (reversal of) credit losses	69,762	60,482	67,037
Non-interest income:
Service charges and fees	9,917	9,202	8,856
Income from bank-owned life insurance	1,963	1,911	1,820
Bank-owned life insurance death benefit	—	—	778
Loss on disposal of premises and equipment	—	(6)	(3)
Gain on sale of mortgages	11	235	—
Net unrealized gain (loss) on marketable equity securities	35	13	(1)
Gain on non-marketable equity investments	243	1,287	590
Loss on defined benefit plan termination	—	—	(1,143)
Other income	347	261	—
Total non-interest income	12,516	12,903	10,897
Non-interest expense:
Salaries and employee benefits	35,826	32,786	32,380
Occupancy	5,226	5,237	5,046
Furniture and equipment	1,868	1,955	1,954
Data processing	3,630	3,477	3,157
Software	2,643	2,519	2,311
Debit card and ATM processing expense	2,483	2,437	2,139
Professional fees	2,017	2,161	2,732
FDIC insurance assessment	1,604	1,460	1,321
Advertising	1,654	1,269	1,495
Other expenses	5,537	5,127	5,815
Total non-interest expense	62,488	58,428	58,350
Income before income taxes	19,790	14,957	19,584
Income tax provision	4,521	3,291	4,516
Net income	$15,269	$11,666	$15,068
Earnings per common share:
Basic earnings per share	$0.76	$0.56	$0.70
Weighted average basic shares outstanding	20,194,877	20,899,573	21,535,888
Diluted earnings per share	$0.75	$0.56	$0.70
Weighted average diluted shares outstanding	20,321,755	21,016,358	21,610,329
Dividends per share	$0.28	$0.28	$0.28

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$15,269	$11,666	$15,068

Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding gain (loss)	8,842	(2,070)	2,993
Tax effect	(2,285)	540	(775)
Net-of-tax amount	6,557	(1,530)	2,218

Defined benefit pension plan:
Gains arising during the period	—	—	358
Reclassification adjustment for amounts realized in income(1)	—	—	1,143
Net amount	—	—	1,501
Tax effect	—	—	(421)
Net-of-tax amount	—	—	1,080

Other comprehensive income (loss)	6,557	(1,530)	3,298

Comprehensive income	$21,826	$10,136	$18,366

(1)	Amount represents the reclassification of defined benefit plan termination realized in income and has been recognized as a component of non-interest income. Income tax effects associated with the reclassification adjustment were $321,000 for the year ended December 31, 2023. There were no tax effects applicable to reclassification adjustments for the years ended 2025 and 2024.

See accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

(Dollars in thousands, except share data)

	Common Stock				Unearned
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Loss	Total
BALANCE AT DECEMBER 31, 2022	22,216,789	$222	$128,899	$(2,906)	$(1,012)	$127,982	$(25,042)	$228,143
Cumulative effect accounting adjustment(1)	—	—	—	—	—	9	—	9
Net income	—	—	—	—	—	15,068	—	15,068
Comprehensive income	—	—	—	—	—	—	3,298	3,298
Common stock held by ESOP committed to be released (74,993 shares)	—	—	50	512	—	—	—	562
Forfeited equity incentive plan shares (4,219 shares)	—	—	(40)	—	40	—	—	—
Forfeited equity incentive plan shares reissued (22,503 shares)	—	—	207	—	(207)	—	—	—
Common stock repurchased	(686,436)	(6)	(5,016)	—	—	—	—	(5,022)
Share-based compensation - equity incentive plan	—	—	—	—	1,417	—	—	1,417
Issuance of common stock in connection with equity incentive plan	136,454	1	1,348	—	(1,349)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(6,066)	—	(6,066)
BALANCE AT DECEMBER 31, 2023	21,666,807	$217	$125,448	$(2,394)	$(1,111)	$136,993	$(21,744)	$237,409
Net income	—	—	—	—	—	11,666	—	11,666
Comprehensive loss	—	—	—	—	—	—	(1,530)	(1,530)
Common stock held by ESOP committed to be released (71,240 shares)	—	—	84	488	—	—	—	572
Forfeited equity incentive plan shares (2,384 shares)	—	—	(20)	—	20	—	—	—
Forfeited equity incentive plan shares reissued (4,219 shares)	—	—	35	—	(35)	—	—	—
Common stock repurchased	(973,924)	(10)	(7,752)	—	—	—	—	(7,762)
Share-based compensation - equity incentive plan	—	—	—	—	1,469	—	—	1,469
Issuance of common stock in connection with equity incentive plan	182,830	2	1,531	—	(1,533)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(5,914)	—	(5,914)
BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910
Net income	—	—	—	—	—	15,269	—	15,269
Comprehensive income	—	—	—	—	—	—	6,557	6,557
Common stock held by ESOP committed to be released (67,377 shares)	—	—	242	463	—	—	—	705
Share-based compensation - equity incentive plan	—	—	—	—	1,084	—	—	1,084
Forfeited equity incentive plan shares (38,269 shares)	—	—	(347)	—	347	—	—	—
Forfeited equity incentive plan shares reissued (30,697 shares)	—	—	286	—	(286)	—	—	—
Common stock repurchased	(629,542)	(6)	(6,170)	—	—	—	—	(6,176)
Issuance of common stock in connection with equity incentive plan	126,615	1	1,178	—	(1,179)	—	—	—
Cash dividends declared and paid on common stock ($0.28 per share)	—	—	—	—	—	(5,712)	—	(5,712)
BALANCE AT DECEMBER 31, 2025	20,372,786	$204	$114,515	$(1,443)	$(1,224)	$152,302	$(16,717)	$247,637

See accompanying notes to consolidated financial statements.

(1)	Represents gross transition adjustment amount of $13,000, net of taxes of $4,000, to reflect the cumulative impact on retained earnings pursuant to the Company’s adoption of Accounting Standards Update (“ASU”) 2016-13 Financial Instruments-Credit Losses on Financial Instruments and relevant amendments.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Years Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,269	$11,666	$15,068
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	335	(665)	872
Depreciation and amortization of premises and equipment	2,109	2,230	2,219
Net amortization (accretion) of purchase accounting adjustments	7	(39)	95
Amortization of core deposit intangible	375	375	375
Net amortization of premiums and discounts on securities and mortgage loans	1,001	1,187	1,267
Net amortization of deferred costs on mortgage loans	394	490	497
Net amortization of premiums on subordinated debt	39	39	39
Share-based compensation expense	1,084	1,469	1,417
ESOP expense	705	572	562
Gain on mortgage banking activities	(11)	(235)	—
Net change in unrealized (gain) loss on marketable equity securities	(35)	(13)	1
Loss on disposal of premises and equipment	—	6	3
Gain on bank-owned life insurance death benefit	—	—	(778)
Deferred income tax (benefit) provision	(1,002)	178	191
Income from bank-owned life insurance	(1,963)	(1,911)	(1,820)
Net change in:
Accrued interest receivable	(315)	60	(388)
Other assets	345	133	(968)
Other liabilities	(124)	(3,372)	(3,879)
Net cash provided by operating activities	18,213	12,170	14,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities held-to-maturity	—	(1,100)	(7,701)
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	15,879	19,022	14,090
Purchases of securities available-for-sale	(31,600)	(32,771)	—
Proceeds from calls, maturities, and principal collections of securities available-for-sale	16,259	14,804	12,047
Purchase of marketable equity securities	(201)	(174)	(196)
Proceeds from redemption and sales of marketable equity securities	—	—	6,237
Net loan originations and principal payments	(113,337)	(63,475)	(37,023)
Redemption (purchase) of Federal Home Loan Bank of Boston stock	459	(2,111)	(355)
Proceeds from sale of portfolio residential real estate loans	—	20,333	—
Purchases of premises and equipment	(1,073)	(1,196)	(2,902)
Proceeds from disposal of premises and equipment	—	74	18
Proceeds from payout on bank-owned life insurance	—	—	2,079
Net cash used in investing activities	(113,614)	(46,594)	(13,706)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	98,261	118,903	(85,699)
Increase (decrease) in short-term borrowings	7,880	(10,710)	(25,250)
Repayment of long-term debt	(25,000)	(120,646)	(532)
Proceeds from long-term debt	—	98,000	120,000
Cash dividends paid	(5,712)	(5,914)	(6,066)
Repurchase of common stock	(6,097)	(7,599)	(5,022)
Net cash provided by (used in) financing activities	69,332	72,034	(2,569)

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(26,069)	37,610	(1,502)
Beginning of year	66,450	28,840	30,342
End of year	$40,381	$66,450	$28,840

Supplemental cash flow information:
Available-for-sale securities purchases pending settlement	$(8,459)	$8,459	$—
Net change in cash due to broker for common stock repurchased	79	163	—

See the accompanying notes to consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2025, 2024 AND 2023

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Basis of Presentation. Western New England Bancorp, Inc. (“Western New England Bancorp,” “WNEB,” “Company,” “we,” or “us”) is a Massachusetts-chartered stock holding company for Westfield Bank, a federally-chartered savings bank (“Bank”).

The Bank operates 25 banking offices in Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut, and its primary sources of revenue are interest income from loans as well as interest income from investment securities. The West Hartford Financial Services Center serves as the Company’s Connecticut hub, housing Commercial Lending, Cash Management and a Mortgage Loan Officer. The Bank’s deposits are insured up to the maximum Federal Deposit Insurance Corporation (“FDIC”) coverage limits.

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

Reclassifications. Amounts in the prior year financial statements are reclassified when necessary to conform to the current year’s presentation.

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

Securities and Mortgage-Backed Securities. Investments in debt securities, including mortgage-backed securities, which management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost. Investments in debt securities, including mortgage-backed securities, which have been identified as assets for which there is not a positive intent to hold to maturity are classified as available-for-sale and are carried at fair value with unrealized gains and losses, net of income taxes, reported as a separate component of comprehensive income (loss). Marketable equity securities are measured at fair value with changes in fair value reported on the Company’s consolidated statements of net income as a component of non-interest income, regardless of whether such gains and losses are realized. We do not acquire investment securities and mortgage-backed securities for purposes of engaging in trading activities.

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

Federal Home Loan Bank of Boston Stock. The Bank, as a member of the FHLB system, is required to maintain an investment in capital stock of the FHLB of Boston. Based on the redemption provisions of the FHLB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLB may declare dividends on the stock. Management reviews for impairment based on the ultimate recoverability of the cost basis in the FHLB stock. As of December 31, 2025, no impairment has been recognized.

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

The loan loss estimation process involves procedures to appropriately consider the unique characteristics of loan portfolio segments, which consist of commercial real estate loans, residential real estate loans, commercial and industrial loans, and consumer loans. These segments are further disaggregated into loan classes, the level at which credit risk is monitored. For each of these pools, the Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds, curtailment rates, and time to recovery are based on historical internal data. The quantitative component of the Allowance for Credit Losses (“ACL”) on loans is model-based and utilizes a forward-looking macroeconomic forecast. For commercial real estate loans, residential real estate loans, and commercial and industrial loans, the Company uses a discounted cash flow method, incorporating probability of default and loss given default forecasted based on statistically derived economic variable loss drivers, to estimate expected credit losses. This process includes estimates which involve modeling loss projections attributable to existing loan balances, and considering historical experience, current conditions, and future expectations for pools of loans over a reasonable and supportable forecast period. The historical information either experienced by the Company or by a selection of peer banks, when appropriate, is derived from a combination of recessionary and non-recessionary performance periods for which data is available. The expected loss estimates for the consumer loan segment are based on historical loss rates using the weighted average remaining maturity (“WARM”) method.

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

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines of credit secured by first or second mortgage on one-to-four family owner occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines of credit are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

Income Taxes. We use the asset and liability method for income tax accounting, whereby, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized based on the available evidence including historical and projected taxable income. We do not have any uncertain tax positions at December 31, 2025 that require accrual or disclosure. We record interest and penalties as part of income tax expense.

Earnings per Share. Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the years ended December 31, 2025, 2024 and 2023.

Earnings per common share for the years ended December 31, 2025, 2024 and 2023 have been computed based on the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars and shares in thousands)

Net income applicable to common stock	$15,269	$11,666	$15,068

Average number of common shares issued	20,583	21,345	22,037
Less: Average unallocated ESOP shares	(194)	(264)	(338)
Less: Average unvested performance-based equity incentive plan shares	(194)	(181)	(163)

Average number of common shares outstanding used to calculate basic earnings per common share	20,195	20,900	21,536
Effect of dilutive performance-based equity incentive plan shares	127	116	74
Average number of common shares outstanding used to calculate diluted earnings per common share	20,322	21,016	21,610

Net income per share:
Basic earnings per share	$0.76	$0.56	$0.70
Diluted earnings per share	$0.75	$0.56	$0.70

Comprehensive Income (Loss).

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(22,394)	$(31,236)
Tax effect	5,677	7,962
Net-of-tax amount	(16,717)	(23,274)

Accumulated other comprehensive loss, net of tax	$(16,717)	$(23,274)

Recent Accounting Pronouncements.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting – Improvements to Reportable Segment Disclosures (Topic 280), which expands segment disclosure requirements for public entities to require disclosure of significant segment expenses and other segment items on an annual and interim basis. It also requires companies to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. This ASU, as amended, became effective for the Company in the consolidated financial statements for the year ended December 31, 2024 (see Note 18 – Segment) and did not have a material impact on the Company’s consolidated financial statements. In addition, this ASU, as amended, was effective for interim periods beginning in 2025 and did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes—Improvements to Income Tax Disclosures (Topic 740), which requires entities to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. On an annual basis, entities must disclose: (1) the amount of income taxes paid, net of refunds, disaggregated by federal, state, and foreign; and (2) the amount of income taxes paid, net of refunds, disaggregated by individual jurisdictions in which income taxes paid, net of refunds received, for amounts equal to or greater than 5% of total income taxes paid. Further, the amendments also require entities to disclose: (1) income or loss from continued operations before income tax expense (or benefit) disaggregated between domestic and foreign sources; and (2) income or loss from continued operations disaggregated by federal, state, and foreign sources. This ASU, as amended, became effective for the Company in the consolidated financial statements for the year ended December 31, 2025 (see Note 14 – Income Taxes) and did not have a material impact on the Company’s consolidated financial statements.

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

2.       INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2025 and December 31, 2024, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,596	$—	$(2,103)	$16,493
Corporate bonds	11,000	155	(207)	10,948
Total debt securities	29,596	155	(2,310)	27,441

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	162,831	806	(19,936)	143,701
U.S. government guaranteed mortgage-backed securities	5,767	—	(1,109)	4,658
Total mortgage-backed securities	168,598	806	(21,045)	148,359

Total securities available-for-sale	198,194	961	(23,355)	175,800

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(103)	4,898
U.S. government guaranteed obligations	1,005	2	—	1,007
Total debt securities	6,006	2	(103)	5,905

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	182,794	219	(30,414)	152,599
Total mortgage-backed securities	182,794	219	(30,414)	152,599

Total securities held-to-maturity	188,800	221	(30,517)	158,504
Total	$386,994	$1,182	$(53,872)	$334,304

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$19,424	$—	$(2,966)	$16,458
Corporate bonds	5,000	—	(390)	4,610
Total debt securities	24,424	—	(3,356)	21,068

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	161,313	—	(26,535)	134,778
U.S. government guaranteed mortgage-backed securities	6,203	—	(1,345)	4,858
Total mortgage-backed securities	167,516	—	(27,880)	139,636

Total securities available-for-sale	191,940	—	(31,236)	160,704

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,002	—	(275)	4,727
U.S. government guaranteed obligations	1,064	—	(3)	1,061
Total debt securities	6,066	—	(278)	5,788

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	198,970	13	(39,165)	159,818
Total mortgage-backed securities	198,970	13	(39,165)	159,818

Total securities held-to-maturity	205,036	13	(39,443)	165,606
Total	$396,976	$13	$(70,679)	$326,310

The following table presents the unrealized gains (losses) recognized on marketable equity securities for the years indicated:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
Net gains (losses) recognized during the year on marketable equity securities	$35	$13	$(1)
Net gains (losses) recognized during the year on equity securities sold during the year	—	—	—
Unrealized gain (loss) recognized during the year on marketable equity securities still held at year end	$35	$13	$(1)

During the second quarter of 2023, $6.3 million in marketable equity securities was redeemed. As the marketable equity securities portfolio was marked to market through income monthly, the fund liquidation resulted in no gain or loss to the income statement. At December 31, 2025 and December 31, 2024, the balance of marketable equity securities was $632,000 and $397,000, respectively.

At December 31, 2025, U.S. Treasury securities with a fair value of $4.9 million, government-sponsored enterprise obligations with a fair value of $8.5 million and mortgage-backed securities with a fair value of $150.5 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at December 31, 2025, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—	$5,001	$4,898
Due after one year through five years	9,947	8,852	—	—
Due after five years through ten years	17,981	16,927	—	—
Due after ten years	1,668	1,662	1,005	1,007
Total debt securities	$29,596	$27,441	$6,006	$5,905

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Due after one year through five years	$2,720	$2,697	$—	$—
Due after five years through ten years	3,687	3,563	1,797	1,744
Due after ten years	162,191	142,099	180,997	150,855
Total mortgage-backed securities	168,598	148,359	182,794	152,599
Total securities	$198,194	$175,800	$188,800	$158,504

There were no gross realized gains or losses on sales of securities available-for-sale for the years ended December 31, 2025, 2024 and 2023.

Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $513,000 at December 31, 2025 and $472,000 at December 31, 2024, and is excluded from the estimate of credit losses. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $244,000 at December 31, 2025 and $123,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the years ended December 31, 2025 and December 31, 2024.

At December 31, 2025 and 2024, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at December 31, 2025 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

Accrued interest receivable on securities held-to-maturity totaled $393,000 at December 31, 2025 and $430,000 at December 31, 2024, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the years ended December 31, 2025 and December 31, 2024.

The following tables summarize the gross unrealized losses and fair value of the Company's securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at December 31, 2025 and 2024:

	December 31, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	1	$1,819	$7	0.4%	73	$100,750	$19,929	16.5%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,658	1,109	19.2
Government-sponsored enterprise obligations	1	1,662	6	0.4	5	14,831	2,097	12.4
Corporate bonds	—	—	—	—	2	4,793	207	4.1
Total securities available-for-sale	2	3,481	13		89	125,032	23,342

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,898	103	2.1%
Government-sponsored mortgage-backed securities	—	—	—	—	36	141,556	30,414	17.7
Total securities held-to-maturity	—	—	—		37	146,454	30,517

Total securities	2	$3,481	$13		126	$271,486	$53,859

	December 31, 2024
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	9	$33,145	$584	1.7%	70	$99,529	$25,951	20.7%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,858	1,345	21.7
Government-sponsored enterprise obligations	3	4,452	19	0.4	3	11,988	2,947	19.7
Corporate bonds	—	—	—	—	2	4,610	390	7.8
Total securities available-for-sale	12	37,597	603		84	120,985	30,633

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,727	275	5.5%
U.S. government guaranteed obligations	1	1,061	3	0.3	—	—	—	—
Government-sponsored mortgage-backed securities	4	9,187	127	1.4	37	148,992	39,038	20.8
Total securities held-to-maturity	5	10,248	130		38	153,719	39,313

Total securities	17	$47,845	$733		122	$274,704	$69,946

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of December 31, 2025, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At December 31, 2025, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $23.4 million, or 11.8% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses of $31.2 million, or 16.2% of the amortized cost basis of the securities available-for-sale at December 31, 2024. At December 31, 2025, there were 91 securities available-for-sale in which the fair value was less than the amortized cost, compared to 96 securities available-for-sale at December 31, 2024.

At December 31, 2025, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $30.5 million, or 16.2%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to gross unrealized losses of $39.4 million, or 19.2% of the amortized cost basis of the securities held-to-maturity at December 31, 2024. At December 31, 2025, there 37 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 43 securities held-to-maturity at December 31, 2024.

3.        LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	December 31,	December 31,
	2025	2024
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$900,513	$880,828
Owner occupied	198,550	194,904
Total commercial real estate	1,099,063	1,075,732

Residential real estate:
Residential one-to-four family	719,070	653,802
Home equity	137,801	121,857
Total residential real estate	856,871	775,659

Commercial and industrial	221,790	211,656

Consumer	2,929	4,391

Total gross loans	2,180,653	2,067,438
Plus: Unearned premiums and deferred loan fees and costs, net	2,939	2,751
Less: Allowance for credit losses	(20,297)	(19,529)
Net loans	$2,163,295	$2,050,660

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At December 31, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB were $932.3 million and $906.0 million, respectively. The outstanding balance of FHLB advances was $83.0 million and $98.0 million at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025 and December 31, 2024, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the Federal Reserve Bank (“FRB”) was $307.3 million and $377.0 million, respectively, with no outstanding borrowings at December 31, 2025 and at December 31, 2024.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At December 31, 2025 and December 31, 2024, the Company was servicing commercial loans participated out to various other institutions totaling $66.9 million and $65.3 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at December 31, 2025, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (188 PSA), average internal rate of return (10.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.18 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At December 31, 2025 and December 31, 2024, the Company was servicing residential mortgage loans owned by investors totaling $77.1 million and $84.8 million, respectively. Servicing fee income of $204,000 and $189,000 was recorded for the years ended December 31, 2025 and December 31, 2024, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)
Balance at the beginning of year:	$436	$422
Capitalized mortgage servicing rights	—	114
Amortization	(118)	(100)
Balance at the end of year	$318	$436
Fair value at the end of year	$673	$826

Allowance for Credit Losses.

The allowance for credit losses is an estimate of expected losses inherent within the Company's existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.6 million at December 31, 2025 and $7.4 million at December 31, 2024 and is excluded from the estimate of credit losses.

An analysis of changes in the allowance for credit losses for loans and off-balance sheet commitments by segment for the years ended December 31, 2025 and 2024 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) credit losses	20	1,068	(833)	41	—	296
Charge-offs	(4)	(55)	(9)	(228)	—	(296)
Recoveries	25	17	610	116	—	768
Balance at December 31, 2025	$13,718	$4,186	$2,245	$148	$—	$20,297

Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267
Provision for (reversal of) credit losses	(1,670)	761	(212)	296	—	(825)
Charge-offs	(46)	(185)	(65)	(228)	—	(524)
Recoveries	252	32	217	110	—	611
Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529

Balance at December 31, 2022	$12,199	$4,312	$3,160	$245	$15	$19,931
Cumulative effect change in accounting principle	3,989	(2,518)	(75)	(199)	(15)	1,182
Adjusted beginning balance	16,188	1,794	3,085	46	—	21,113
Provision for (reversal of) credit losses	(292)	728	665	92	—	1,193
Charge-offs	(764)	—	(1,561)	(185)	—	(2,510)
Recoveries	9	26	348	88		471
Balance at December 31, 2023	$15,141	$2,548	$2,537	$41	$—	$20,267

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	5	39	(5)	—	—	39
Balance at December 31, 2025	$461	$295	$40	$—	$—	$796

Balance at December 31, 2023	$375	$163	$59	$—	$—	$597
Provision for (reversal of) credit losses	81	93	(14)	—	—	160
Balance at December 31, 2024	$456	$256	$45	$—	$—	$757

Balance at December 31, 2022	$—	$—	$—	$—	$—	$—
Cumulative effect of change in accounting principle	611	267	40	—	—	918
Provision for (reversal of) credit losses	(236)	(104)	19	—	—	(321)
Balance at December 31, 2023	$375	$163	$59	$—	$—	$597

During the year ended December 31, 2025, the Company recorded a provision for credit losses of $335,000, compared to a reversal of credit losses of $665,000 during the twelve months ended December 31, 2024. The $1.0 million increase in the provision for credit losses was primarily due to an increase in total loans of $113.2 million, or 5.5%.

The provision for (reversal of) credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve Bank’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, inflation and the concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due and Nonaccrual Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$900,513	$900,513	$135
Owner occupied	304	—	—	304	198,246	198,550	289
Total	304	—	—	304	1,098,759	1,099,063	424
Residential real estate:
Residential one-to-four family	1,127	503	546	2,176	716,894	719,070	3,779
Home equity	113	—	500	613	137,188	137,801	511
Total	1,240	503	1,046	2,789	854,082	856,871	4,290
Commercial and industrial	48	—	1	49	221,741	221,790	448
Consumer	3	—	—	3	2,926	2,929	—
Total loans	$1,595	$503	$1,047	$3,145	$2,177,508	$2,180,653	$5,162

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2024
Commercial real estate:
Non-owner occupied	$285	$—	$—	$285	$880,543	$880,828	$—
Owner occupied	—	—	—	—	194,904	194,904	330
Total	285	—	—	285	1,075,447	1,075,732	330
Residential real estate:
Residential one-to-four family	1,747	569	983	3,299	650,503	653,802	3,965
Home equity	810	213	317	1,340	120,517	121,857	408
Total	2,557	782	1,300	4,639	771,020	775,659	4,373
Commercial and industrial	60	—	1	61	211,595	211,656	673
Consumer	10	—	—	10	4,381	4,391	5
Total loans	$2,912	$782	$1,301	$4,995	$2,062,443	$2,067,438	$5,381

At December 31, 2025 and December 31, 2024, total past due loans totaled $3.1 million, or 0.14% of total loans, and $5.0 million, or 0.24% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at December 31, 2025 and December 31, 2024:

	As of December 31, 2025			For the Year Ended December 31, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$135	$135	$8
Owner occupied	—	289	289	18
Total	—	424	424	26
Residential real estate:
Residential one-to-four family	—	3,779	3,779	161
Home equity	—	511	511	41
Total		4,290	4,290	202
Commercial and industrial	—	448	448	56
Consumer	—	—	—	—
Total loans	$—	$5,162	$5,162	$284

	As of December 31, 2024			For the Year Ended December 31, 2024
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—
Owner occupied	—	330	330	—
Total	—	330	330	—
Residential real estate:
Residential one-to-four family	—	3,965	3,965	192
Home equity	—	408	408	30
Total		4,373	4,373	222
Commercial and industrial	—	673	673	151
Consumer	—	5	5	—
Total loans	$—	$5,381	$5,381	$373

At December 31, 2025 and December 31, 2024, nonaccrual loans totaled $5.2 million, or 0.24% of total loans and $5.4 million, or 0.26% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the years ended December 31, 2025 and December 31, 2024. At December 31, 2025 and December 31, 2024, there were no commitments to lend additional funds to any borrower on nonaccrual status. At December 31, 2025 and December 31, 2024, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at December 31, 2025 or December 31, 2024.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At December 31, 2025, the Company had $1.0 million in individually evaluated commercial loans, collateralized by business assets, and $4.9 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of December 31, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$307	$—
Owner occupied	331	—
Total	638	—
Residential real estate:
Residential one-to-four family	3,778	—
Home equity	511	—
Total	4,289
Commercial and industrial	497	—
Consumer	—	—
Loans with no related allowance recorded	$5,424	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	464	122
Consumer	—	—
Loans with an allowance recorded	$464	$122
Total individually evaluated loans	$5,888	$122

	As of December 31, 2024
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$6,956	$—
Owner occupied	1,285	—
Total	8,241	—
Residential real estate:
Residential one-to-four family	4,333	—
Home equity	408	—
Total	4,741
Commercial and industrial	776	—
Consumer	—	—
Loans with no related allowance recorded	$13,758	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	494	156
Consumer	—	—
Loans with an allowance recorded	$494	$156
Total individually evaluated loans	$14,252	$156

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

There were no loan modifications granted based on borrower financial difficulty during the years ended December 31, 2025 and December 31, 2024. During the years ended December 31, 2025 and December 31, 2024, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the years ended December 31, 2025 or 2024.

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

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial real estate loans over $3 million and commercial and industrial loans over $1 million. On an ongoing basis, Management utilizes delinquency reports, interim customer financials, the criticized loan report and other loan reports to monitor credit quality and adjust risk ratings accordingly. In addition, at least on an annual basis, the Company contracts with an independent third-party to review the internal credit ratings assigned to loans in the commercial loan portfolio on a pre-determined schedule, based on the type, size, rating, and overall risk of the loan. During the course of its review, the third party examines a sample of loans, including new loans, existing relationships over certain dollar amounts and classified assets.

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of December 31, 2025 and December 31, 2024. The tables also summarize gross charge-offs by year of origination for the years ended December 31, 2025 and December 31, 2024.

	As of and Year Ended December 31, 2025
	Term Loan Origination by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$83,434	$48,533	$50,248	$190,369	$224,149	$404,143	$75,646	$1,620	$1,078,142
Special Mention (Rated 5)	—	—	—	—	—	11,397	—	—	11,397
Substandard (Rated 6)	—	—	—	—	—	9,524	—	—	9,524
Total commercial real estate loans	$83,434	$48,533	$50,248	$190,369	$224,149	$425,064	$75,646	$1,620	$1,099,063

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$83,434	$48,533	$50,248	$190,369	$224,149	$424,640	$75,646	$1,620	$1,098,639
Nonaccrual	—	—	—	—	—	424	—	—	424

Residential One-to-Four Family:
Pass	$103,977	$87,661	$55,385	$83,428	$81,480	$294,238	$8,608	$—	$714,777
Substandard	—	—	348	—	660	3,285	—	—	4,293
Total residential one-to-four family	$103,977	$87,661	$55,733	$83,428	$82,140	$297,523	$8,608	$—	$719,070

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Payment Performance:
Performing	$103,977	$87,661	$55,385	$83,428	$81,480	$294,752	$8,608	$—	$715,291
Nonaccrual	—	—	348	—	660	2,771	—	—	3,779

Home Equity:
Pass	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Substandard	—	11	79	—	—	—	333	88	511
Total home equity loans	$7,816	$7,327	$6,570	$6,910	$4,571	$13,210	$88,103	$3,294	$137,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$11	$35

Payment Performance:
Performing	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Nonaccrual	—	11	79	—	—	—	333	88	511

	As of and Year Ended December 31, 2025
	Term Loans Originated by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$17,603	$33,394	$11,776	$23,117	$22,220	$25,673	$74,015	$58	$207,856
Special Mention (Rated 5)	—	—	19	—	72	—	5,648	—	5,739
Substandard (Rated 6)	—	—	5,259	526	—	975	1,435	—	8,195
Total commercial and industrial loans	$17,603	$33,394	$17,054	$23,643	$22,292	$26,648	$81,098	$58	$221,790

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$9	$9

Payment Performance:
Performing	$17,603	$33,394	$17,054	$23,643	$22,292	$26,299	$80,999	$58	$221,342
Nonaccrual	—	—	—	—	—	349	99	—	448

Consumer:
Pass	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$405	$514	$698	$313	$63	$85	$851	$—	$2,929

Current period gross charge-offs	$152	$—	$—	$—	$—	$6	$—	$70	$228

Payment Performance:
Performing	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of and Year Ended December 31, 2024
	Term Loan Origination by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$51,726	$46,105	$175,159	$237,531	$108,165	$348,564	$84,083	$3,391	$1,054,724
Special Mention (Rated 5)	—	—	—	—	—	10,104	134	—	10,238
Substandard (Rated 6)	—	—	—	—	8,166	2,604	—	—	10,770
Total commercial real estate loans	$51,726	$46,105	$175,159	$237,531	$116,331	$361,272	$84,217	$3,391	$1,075,732

Current period gross charge-offs	$—	$—	$—	$—	$—	$46	$—	$—	$46

Payment Performance:
Performing	$51,726	$46,105	$175,159	$237,531	$116,331	$360,942	$84,217	$3,391	$1,075,402
Nonaccrual	—	—	—	—	—	330	—	—	330

Residential One-to-Four Family:
Pass	$79,180	$60,825	$87,635	$88,761	$119,302	$205,620	$7,821	$—	$649,144
Substandard	—	—	425	355	380	3,498	—	—	4,658
Total residential one-to-four family	$79,180	$60,825	$88,060	$89,116	$119,682	$209,118	$7,821	$—	$653,802

Current period gross charge-offs	$—	$—	$—	$—	$—	$59	$—	$—	$59

Payment Performance:
Performing	$79,180	$60,825	$87,635	$88,761	$119,302	$206,313	$7,821	$—	$649,837
Nonaccrual	—	—	425	355	380	2,805	—	—	3,965

Home Equity:
Pass	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Substandard	13	—	70	—	—	—	317	8	408
Total home equity loans	$9,522	$8,699	$9,266	$5,801	$6,264	$9,998	$69,237	$3,070	$121,857

Current period gross charge-offs	$—	$—	$20	$—	$—	$7	$—	$99	$126

Payment Performance:
Performing	$9,509	$8,699	$9,196	$5,801	$6,264	$9,998	$68,920	$3,062	$121,449
Nonaccrual	13	—	70	—	—	—	317	8	408

	As of and Year Ended December 31, 2024
	Term Loans Originated by Year						Revolving Loans
	2024	2023	2022	2021	2020	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$29,346	$19,096	$27,609	$27,371	$14,859	$22,117	$58,852	$64	$199,314
Special Mention (Rated 5)	—	25	590	125	—	328	99	—	1,167
Substandard (Rated 6)	—	5,872	—	—	376	1,547	3,380	—	11,175
Total commercial and industrial loans	$29,346	$24,993	$28,199	$27,496	$15,235	$23,992	$62,331	$64	$211,656

Current period gross charge-offs	$—	$—	$—	$—	$—	$56	$—	$9	$65

Payment Performance:
Performing	$29,346	$24,993	$28,199	$27,496	$15,235	$23,468	$62,182	$64	$210,983
Nonaccrual	—	—	—	—	—	524	149	—	673

Consumer:
Pass	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Substandard	—	—	—	—	—	5	—	—	5
Total consumer loans	$839	$1,421	$842	$271	$45	$150	$823	$—	$4,391

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$228	$228

Payment Performance:
Performing	$839	$1,421	$842	$271	$45	$145	$823	$—	$4,386
Nonaccrual	—	—	—	—	—	5	—	—	5

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	December 31, 2025	December 31, 2024
	(Dollar in thousands)
Criticized loans:
Special Mention	$17,136	$11,405
Substandard	22,523	27,016
Total criticized loans	$39,659	$38,421
Total criticized loans as a percentage of total loans	1.8%	1.9%

At December 31, 2025 and December 31, 2024, the Company did not have any loans rated Doubtful or Loss.

4.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2025	2024
	(Dollars in thousands)

Land	$6,239	$6,239
Buildings	29,069	28,451
Leasehold improvements	3,472	3,472
Furniture and equipment	24,619	24,164
Total	63,399	62,326

Less: accumulated depreciation and amortization	(40,054)	(37,905)

Premises and equipment, net	$23,345	$24,421

Depreciation and amortization expense for the years ended December 31, 2025, 2024 and 2023 amounted to $2.1 million, $2.2 million and $2.2 million, respectively.

5.	GOODWILL AND OTHER INTANGIBLES

Goodwill

At December 31, 2025 and December 31, 2024, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At December 31, 2025 and December 31, 2024, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the year ended December 31, 2025, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $375,000 for each of the years ended December 31, 2025, 2024 and 2023, respectively. At December 31, 2025, future amortization of the core deposit intangible totaled $375,000 for each of the next two years and $313,000 thereafter.

6.	DEPOSITS

Deposit accounts, by type, are summarized as follows for the periods indicated:

	At December 31,
	2025	% of Total Deposits	2024	% of Total Deposits
	(Dollars in thousands)
Demand and interest-bearing checking:
Interest-bearing checking accounts	$174,227	7.4%	$150,348	6.7%
Demand deposit accounts	594,516	25.2%	565,620	25.0%
Savings:
Regular savings accounts	186,597	7.9%	181,618	8.0%
Money market accounts	715,620	30.3%	661,478	29.2%
Total core deposits	1,670,960	70.8%	1,559,064	68.9%
Time deposits	689,948	29.2%	703,583	31.1%
Total deposits	$2,360,908	100.0%	$2,262,647	100.0%

There were $1.7 million in brokered deposits on the balance sheet at December 31, 2024 reported within time deposits. There were no brokered deposits on the balance sheet at December 31, 2025.

Time deposits greater than $250,000, which represent those exceeding the fully-insured FDIC limitation, totaled $226.7 million at December 31, 2025. Interest expense on time deposits greater than $250,000 totaled $7.4 million and $9.1 million for the years ended December 31, 2025 and December 31, 2024, respectively.

The scheduled maturities of time deposits for the periods indicated are as follows:

	At December 31,
	2025	2024
	(Dollars in thousands)

2025	$—	694,916
2026	678,104	5,186
2027	10,063	1,217
2028	600	2,129
2029	594	135
2030	587	—
Total time deposits	$689,948	$703,583

Interest expense on deposits for the years ended December 31, 2025, 2024 and 2023 is summarized as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)

Savings accounts	$180	$166	$181
Money market accounts	15,242	12,242	9,529
Time deposits	25,593	28,806	15,898
Interest-bearing accounts	1,497	1,022	1,041
Total	$42,512	$42,236	$26,649

Cash paid for interest on deposits totaled $42.6 million, $42.2 million and $26.4 million for years ended December 31, 2025, 2024 and 2023, respectively.

7.	SHORT-TERM BORROWINGS

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also uses FHLB borrowings as part of the Company's overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans and commercial real estate loans and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At December 31, 2025, the Company pledged $932.3 million of eligible collateral to support its borrowing capacity at the FHLB.

At December 31, 2025, short-term FHLB advances totaled $10.0 million with a weighted average rate of 3.99%. There were no short-term FHLB advances outstanding at December 31, 2024. The Company also has a standing available overnight Ideal Way line of credit with the FHLB of $9.5 million. Interest on this line of credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At December 31, 2025 and December 31, 2024, the Company did not have an outstanding balance under the Ideal Way line of credit. At December 31, 2025, the Company had an immediate availability to borrow an additional $538.6 million from the FHLB, including the Ideal Way line of credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $3.3 million with a weighted average rate of 3.64% at December 31, 2025 and $5.4 million with a weighted average rate of 4.33% at December 31, 2024, respectively.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “FRB Discount Window”). At December 31, 2025 and December 31, 2024, the Company had an available line of credit of $349.0 million and $382.9 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio not otherwise pledged. At December 31, 2025 and December 31, 2024, the Company did not have an outstanding balance under the FRB Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of December 31, 2025 and December 31, 2024, there were no advances outstanding under these lines.

Cash paid for interest on short-term borrowings totaled $227,000 for the year ended December 31, 2025 and $600,000 for the year ended December 31, 2024.

8.	LONG-TERM DEBT

Cash paid for interest on long-term debt totaled $5.9 million and $9.6 million for the years ended December 31, 2025 and December 31, 2024, respectively. During the year ended December 31, 2024, interest previously accrued on Bank Term Funding Program (“BTFP”) advances was payable upon final maturity of the advances in May of 2024 and totaled $4.3 million.

FHLB Advances. The following advances are collateralized by a blanket lien on our residential real estate loans and certain eligible commercial real estate loans.

	Amount		Weighted Average Rate
	2025	2024	2025	2024
	(Dollars in thousands)
Fixed-rate advances maturing:
2025	$—	25,000	—%	5.07%
2026	48,000	48,000	5.00	5.00
2027	25,000	25,000	4.83	4.83
2028	—	—	—	—
Total long-term advances	$73,000	$98,000	4.94%	4.97%

Subordinated Debt. On April 20, 2021, the Company completed an offering of $20.0 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At December 31, 2025, $19.8 million aggregate principal amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $210,000 as of December 31, 2025, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $39,000 for each of the years ended December 31, 2025 and December 31, 2024.

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

The Committee selected Return on Average Equity (“ROAE”) and Three-Year Cumulative Diluted Earnings per Share (“EPS”) as the primary performance metrics for the 2022 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROAE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2022 LTI Plan are as follows:

	ROAE Metrics
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

The Committee selected ROAE and EPS as the primary performance metrics for the 2023 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROAE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2023 LTI Plan are as follows:

	ROAE Metrics
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

The Committee selected ROAE and EPS as the primary performance metrics for the 2024 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROAE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2024 LTI Plan are as follows:

	ROAE Metrics
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

The Committee selected ROAE and EPS as the primary performance metrics for the 2025 LTI Plan. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. Performance-based restricted shares will be earned based upon the Company’s performance relative to Threshold, Target and Stretch absolute goals on an annual performance period for ROAE metrics and for a three-year cumulative performance period for EPS. For each performance-based goal, achieving Threshold performance pays at 50% of Target value, while achieving Stretch performance pays at 150% of Target value. The performance-based restricted shares will be certified by the Committee and distributed at the end of the three-year period as earned.

The Threshold, Target and Stretch metrics under the 2025 LTI Plan are as follows:

	ROAE Metrics
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

2025 Annual Equity Retainer.

In May 2025, under the Company’s Amended and Restated Plan, each non-employee director received an annual equity retainer of 2,116 time-based restricted shares of WNEB common stock. In total, 16,928 shares were granted and became fully vested on December 31, 2025.

At December 31, 2025, there were 1,004,544 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at December 31, 2025 and December 31, 2024 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	126,615	9.31
Shares reissued	30,697	9.33
Shares forfeited	(38,269)	9.08
Shares vested	(112,775)	9.19
Balance at December 31, 2025	261,000	9.11

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2023	220,635	9.29
Shares granted	187,049	8.38
Shares forfeited	(2,384)	8.39
Shares vested	(150,568)	8.65
Balance at December 31, 2024	254,732	9.01

We recorded total expense for restricted stock awards of $1.1 million, $1.5 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. The aggregate fair value of restricted stock vested during 2025 was $1.3 million. Tax benefits related to equity incentive plan expense were $90,000, $29,000 and $29,000 for the years ended December 31, 2025, 2024 and 2023, respectively. Unrecognized compensation cost for stock awards was $996,000 at December 31, 2025 with a remaining term of 1.9 years.

ESOP. We established an ESOP for the benefit of each employee that has reached the age of 21 and has completed at least 1,000 hours of service in the previous 12-month period. In January 2002, as part of the initial stock conversion, we provided a loan to the ESOP Trust which was used to purchase 8%, or 1,305,359 shares, of the common stock sold in the initial public offering.

In January 2007, as part of the second-step stock conversion, we provided an additional loan to the ESOP Trust which was used to purchase 4.0%, or 736,000 shares, of the 18,400,000 shares of common stock sold in the offering. The 2002 and 2007 loans bear an interest rate of 8.0% and provide for annual payments of interest and principal.

At December 31, 2025, the remaining principal balances are payable as follows:

Years Ending
December 31,	Amount
(Dollars in thousands)
2026	$447
2027	395
2028	245
2029	245
2030	245
Thereafter	218
Total	$1,795

We have committed to make contributions to the ESOP sufficient to support the debt service of the loans. The loans are secured by the shares purchased, which are held in a suspense account for allocation among the participants as the loans are paid. Total compensation expense applicable to the ESOP amounted to $705,000, $572,000 and $562,000 for the years ended December 31, 2025, 2024 and 2023, respectively.

Shares held by the ESOP include the following at December 31, 2025 and December 31, 2024:

	2025	2024
Allocated	1,164,241	1,182,583
Committed to be allocated	67,377	71,240
Unallocated	152,877	220,254
Total	1,384,495	1,474,077

Cash dividends declared and received on allocated shares are allocated to participants and charged to retained earnings. Cash dividends declared and received on unallocated shares are held in suspense and are applied to repay the outstanding debt of the ESOP. The fair value of unallocated shares was $1.9 million and $2.0 million at December 31, 2025 and December 31, 2024, respectively. ESOP shares are considered outstanding for earnings per share calculations when they are committed to be allocated. Unallocated ESOP shares are excluded from earnings per share calculations. The cost of unearned shares to be allocated to ESOP participants for future services not yet performed is reflected as a reduction of shareholders’ equity.

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

The Company’s expense for the 401(k) plan match was $794,000, $773,000 and $736,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The Company’s expense for the 401(k) discretionary profit share contribution was $640,000, $598,000 and $675,000 for the years ended December 31, 2025, 2024 and 2023, respectively. The discretionary profit share contribution expensed during the year ended December 31, 2025 is expected to be made during the first quarter of 2026.

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

In October of 2024, $200 million in notional amount of designated fair value hedges matured. As of December 31, 2024, the Company did not have any outstanding fair value hedges on the balance sheet at December 31, 2025 and December 31, 2024.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the balance sheet as of December 31, 2025 and December 31, 2024.

December 31, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$821		$4,142
Interest rate swap – with dealer counterparties		4,142		821
Total derivatives	Other Assets	$4,963	Other Liabilities	$4,963

December 31, 2024	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$—		$5,883
Interest rate swap – with dealer counterparties		5,883		—
Total derivatives	Other Assets	$5,883	Other Liabilities	$5,883

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

The table below presents the effect of the Company’s derivative financial instruments on the statements of net income for the years ended December 31, 2024 and 2023. There were no gains or losses on fair value hedging relationships recorded through interest income for the year ended December 31, 2025.

	Location and Amount of Gain (Loss) Recognized in Income on Fair Value Hedging Relationships
	Year Ended December 31,
	2024	2023
	(Dollars in thousands)

Balance sheet location	Interest Income	Interest Income
Total amounts of income line items presented in the statements of net income in which the effects of fair value hedges are recorded	$1,398	$1,085

Gain (loss) on fair value hedging relationships
Interest rate contracts:
Hedged items	$607	$(607)
Derivatives designated as hedging instruments	791	1,692

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the years ended December 31, 2025 and December 31, 2024, respectively.

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

At December 31, 2025, we had minimum collateral posting thresholds with certain of our derivative counterparties. As of December 31, 2025, we were not required to post collateral under these agreements because we did not have any derivatives in a net liability position with those counterparties.

12.	LEASES

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. We have not elected the practical expedient to account for lease and non-lease components as one lease component. The Company has operating leases for certain of our banking offices and ATMs. Our leases have remaining lease terms of less than one year to thirteen years, some of which include options to extend the leases for additional five-year terms up to ten years. Operating lease costs were $1.6 million, $1.6 million, and $1.6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2025	2024
	(Dollars in thousands)

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,526	$1,524
ROU assets obtained in exchange for lease obligations:
Operating leases	252	451

Supplemental balance sheet information related to leases was as follows:

	December 31, 2025	December 31, 2024
	(Dollars in thousands)

Operating lease ROU assets	$6,370	$7,383
Operating lease liabilities	$6,660	$7,673

At December 31, 2025, the weighted average remaining lease term for our operating leases was 8.0 years with a weighted average discount rate of 3.37%. At December 31, 2024, the weighted average remaining lease term for our operating leases was 8.4 years with a weighted average discount rate of 3.33%.

Future undiscounted lease payments for the Company’s operating lease liabilities were as follows (in thousands):

Years Ending December 31,
2026	$1,404
2027	1,145
2028	907
2029	866
2030	639
Thereafter	2,695
Total lease payments	7,656
Less imputed interest	(996)
Total	$6,660

13.	REGULATORY CAPITAL

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

At December 31, 2025, we exceeded each of the applicable regulatory capital requirements including the capital conservation buffer. As of December 31, 2025, the most recent notification from the Office of Comptroller of the Currency categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of December 31, 2025 and December 31, 2024 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$291,864	14.19%	$164,584	8.00%	N/A	N/A
Bank	276,990	13.48	164,435	8.00	$205,544	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	123,438	6.00	N/A	N/A
Bank	256,019	12.46	123,326	6.00	164,435	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	92,578	4.50	N/A	N/A
Bank	256,019	12.46	92,495	4.50	133,603	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	251,103	9.13	110,013	4.00	N/A	N/A
Bank	256,019	9.32	109,878	4.00	137,347	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2024
Total Capital (to Risk Weighted Assets):
Consolidated	$285,545	14.38%	$158,884	8.00%	N/A	N/A
Bank	270,879	13.65	158,744	8.00	$198,430	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	119,163	6.00	N/A	N/A
Bank	250,748	12.64	119,058	6.00	158,744	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	245,663	12.37	89,372	4.50	N/A	N/A
Bank	250,748	12.64	89,293	4.50	128,979	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	245,663	9.14	107,461	4.00	N/A	N/A
Bank	250,748	9.34	107,390	4.00	134,237	5.00

The following is a reconciliation of our GAAP capital to regulatory Tier 1, Common Equity Tier 1 and total capital:

	December 31,
	2025	2024
	(Dollars in thousands)

Consolidated GAAP capital	$247,637	$235,910
Net unrealized losses on available-for-sale securities, net of tax	16,717	23,274
Goodwill	(12,487)	(12,487)
Intangible assets, net of associated deferred tax liabilities	(764)	(1,034)
Tier 1 and Common Equity Tier 1 capital	251,103	245,663
Allowance for credit losses for regulatory capital	20,971	20,131
Subordinated debt	19,790	19,751
Total regulatory capital	$291,864	$285,545

On April 22, 2025, the Board of Directors authorized the 2025 Plan, pursuant to which the Company may repurchase up to 1.0 million shares of its common stock, or approximately 4.8%, of the Company’s then-outstanding shares of common stock, upon the completion of the 2024 Plan. On June 3, 2025, the Company announced the completion of its 2024 Plan under which the Company repurchased a total of 1.0 million shares at an average price per share of $8.79.

During the three months ended December 31, 2025, the Company repurchased 100,000 shares of its common stock at an average price per share of $11.80. During the twelve months ended December 31, 2025, the Company repurchased 599,853 shares of its common stock under the 2025 Plan and the 2024 Plan, as applicable, at an average price per share of $9.73. As of December 31, 2025, there were 872,465 shares of common stock available for repurchase under the 2025 Plan.

We are subject to dividend restrictions imposed by various regulators, including a limitation on the total of all dividends that the Bank may pay to the Company in any calendar year, to an amount that shall not exceed the Bank’s net income for the current year, plus its net income retained for the two previous years, without regulatory approval. At December 31, 2025, the Bank had $10.6 million in retained earnings available for payment of dividends without prior regulatory approval. In addition, the Bank may not declare or pay dividends on, and we may not repurchase, any of our shares of common stock if the effect thereof would cause shareholders’ equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration, payment or repurchase would otherwise violate regulatory requirements. The Bank will be prohibited from paying cash dividends to the Company to the extent that any such payment would reduce the Bank’s capital below required capital levels. Accordingly, $164.4 million and $158.7 million of our equity in the net assets of the Bank was restricted at December 31, 2025 and December 31, 2024, respectively.

14. INCOME TAXES

Income taxes consist of the following:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)

Current tax provision:
Federal	$3,873	$2,089	$2,990
State	1,650	1,024	1,335
Total	5,523	3,113	4,325

Deferred tax (benefit) provision:
Federal	(712)	123	94
State	(290)	55	97
Total	(1,002)	178	191
Total tax provision	$4,521	$3,291	$4,516

The differences between the statutory federal income tax at a rate of 21% and the effective tax are summarized below:

	Years Ended December 31,
	2025		2024		2023
	(Dollars in thousands)

Statutory federal income tax	$4,156	21.0%	$3,141	21.0%	$4,113	21.0%
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	1,074	5.4	853	5.7	1,244	5.8
Tax-exempt income	(354)	(1.8)	(340)	(2.3)	(340)	(1.7)
Bank-owned life insurance (BOLI)	(412)	(2.1)	(401)	(2.7)	(382)	(2.0)
BOLI death benefit	—	—	—	—	(163)	(0.8)
Other, net	57	0.3	38	0.3	44	0.8
Effective tax	$4,521	22.8%	$3,291	22.0%	$4,516	23.1%

State taxes in Massachusetts and Connecticut made up the majority (greater than 50%) of the tax effect in this category for the years ended December 31, 2025, 2024, and 2023.

The effective tax rate differs from the statutory federal income tax rate primarily due to state taxes, tax-exempt income, and BOLI. In particular, state taxes increased our effective tax rate, while tax-exempt income and BOLI lowered the effective tax rate for the years ended December 31, 2025, 2024, and 2023.

Cash paid for income taxes for the years ended December 31, 2025, 2024, and 2023 was $5.6 million, $2.9 million and $4.6 million, respectively. Income taxes paid were as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)

Federal tax	$3,750	$2,050	$3,000
State taxes:
Massachusetts	1,406	661	1,250
Connecticut	306	150	250
All other states	140	70	98
Total	$5,602	$2,931	$4,598

The tax effects of each item that gives rise to deferred taxes are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)

Deferred tax assets:
Allowance for credit losses	$5,929	$5,702
Net unrealized loss on available-for-sale securities	5,677	7,962
Lease liability	1,872	2,157
Employee benefit and share-based compensation plans	1,245	1,154
Accrued expenses	876	599
Investment in partnerships	465	202
Nonaccrual interest	229	292
FDIC assessment	110	103
Interest payable	69	90
Purchased mortgage servicing rights	61	66
Other	97	1
Gross deferred tax assets	16,630	18,328

Deferred tax liabilities:
Lease right-of-use asset	(1,791)	(2,075)
Deferred loan fees	(1,013)	(914)
Purchase accounting adjustments, net	(633)	(774)
Fixed asset depreciation	(406)	(533)
Other	(71)	(35)
Gross deferred tax liabilities	(3,914)	(4,331)

Net deferred tax asset	$12,716	$13,997

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

We did not have any uncertain tax positions at December 31, 2025 or 2024 which required accrual or disclosure. We record interest and penalties as part of income tax expense. The Company recorded $6,000 in interest and penalties for the year ended December 31, 2025. There were no interest or penalties recorded for the years ended December 31, 2024 and 2023.

Our income tax returns are subject to review and examination by federal and state tax authorities. We are currently open to audit under the applicable statutes of limitations by the Internal Revenue Service for the years ended December 31, 2022 through 2025. The years open to examination by state taxing authorities vary by jurisdiction; however, no years prior to 2022 are open.

15.       TRANSACTIONS WITH DIRECTORS AND EXECUTIVE OFFICERS

We have had, and expect to have in the future, loans with our directors and executive officers including their affiliates. Such loans, in our opinion, do not include more than the normal risk of collectability or other unfavorable features. Following is a summary of activity for such loans:

	Years Ended December 31,
	2025	2024
	(Dollars in thousands)

Balance at beginning of year	$365	$561
Principal distributions	64	50
Repayments of principal	(42)	(246)
Change in related party status	(25)	—

Balance at end of year	$362	$365

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

We do not anticipate any significant losses as a result of these transactions. The following summarizes these financial instruments and other commitments and contingent liabilities at their contract amounts:

	December 31,
	2025	2024
	(Dollars in thousands)
Commitments to extend credit:
Unused lines of credit	$357,273	$343,078
Loan commitments	38,380	56,183
Existing construction loan agreements	53,100	47,398
Standby letters of credit	52,534	18,773

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

Standby letters of credit are written conditional commitments that guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. At December 31, 2025 and December 31, 2024, outstanding standby letter of credit commitments totaled $52.5 million and $18.8 million, respectively, with standby letters of credit issued by the FHLB on our behalf totaling $45.1 million and $11.8 million, respectively.

At December 31, 2025, outstanding commitments to extend credit totaled $501.3 million, with $34.7 million in fixed rate commitments with interest rates ranging from 3.25% to 18.00% and $466.6 million in variable rate commitments. At December 31, 2024, outstanding commitments to extend credit totaled $465.4 million, with $33.9 million in fixed rate commitments with interest rates ranging from 3.25% to 18.00% and $431.5 million in variable rate commitments.

In the ordinary course of business, we are party to various legal proceedings, none of which, in our opinion, will have a material effect on our consolidated financial position or results of operations.

Vendor Contract.

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of December 31, 2025 were estimated to be $3.6 million, which is expected to be paid within one year.

Investment Commitments.

The Bank is a limited partner in a Small Business Investment Company (“SBIC”) and committed to contribute capital of $7.5 million to the partnership. At December 31, 2025, the SBIC currently has a book value of $3.9 million and is included in other assets. The unfunded commitment to the partnership was $3.6 million at December 31, 2025.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$175,800	$—	$175,800
Marketable equity securities	632	—	—	632
Interest rate swaps	—	4,963	—	4,963
Total assets	$632	$180,763	$—	$181,395

Liabilities:
Interest rate swaps	$—	$4,963	$—	$4,963

	December 31, 2024
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,704	$—	$160,704
Marketable equity securities	397	—	—	397
Interest rate swaps	—	5,883	—	5,883
Total assets	$397	$166,587	$—	$166,984

Liabilities:
Interest rate swaps	$—	$5,883	$—	$5,883

There were no transfers to or from Level 3 for assets measured at fair value on a recurring basis during the years ended December 31, 2025 and December 31, 2024.

Assets Measured at Fair Value on a Non-recurring Basis.

We may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2025 and December 31, 2024.

	At			Year Ended
	December 31, 2025			December 31, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1	$33

Year Ended
	At December 31, 2024			December 31, 2024
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$325	$182

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,381	$40,381	$—	$—	$40,381
Securities held-to-maturity	188,800	4,898	153,606	—	158,504
Securities available-for-sale	175,800	—	175,800	—	175,800
Marketable equity securities	632	632	—	—	632
FHLB and other restricted stock	5,359	—	—	5,359	5,359
Loans - net	2,163,295	—	—	2,061,147	2,061,147
Accrued interest receivable	8,783	—	—	8,783	8,783
Mortgage servicing rights	318	—	673	—	673
Derivative asset	4,963	—	4,963	—	4,963

Liabilities:
Deposits	2,360,908	—	—	2,359,790	2,359,790
Short-term borrowings	13,270	—	13,286	—	13,286
Long-term debt	73,000	—	73,601	—	73,601
Subordinated debt	19,790	—	15,796	—	15,796
Accrued interest payable	752	—	—	752	752
Derivative liabilities	4,963	—	4,963	—	4,963

	December 31, 2024
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,450	$66,450	$—	$—	$66,450
Securities held-to-maturity	205,036	4,727	160,879	—	165,606
Securities available-for-sale	160,704	—	160,704	—	160,704
Marketable equity securities	397	397	—	—	397
FHLB and other restricted stock	5,818	—	—	5,818	5,818
Loans - net	2,050,660	—	—	1,894,621	1,894,621
Accrued interest receivable	8,468	—	—	8,468	8,468
Mortgage servicing rights	436	—	826	—	826
Derivative asset	5,883	—	5,883	—	5,883

Liabilities:
Deposits	2,262,647	—	—	2,261,666	2,261,666
Short-term borrowings	5,390	—	5,390	—	5,390
Long-term debt	98,000	—	98,835	—	98,835
Subordinated debt	19,751	—	15,876	—	15,876
Accrued interest payable	903	—	—	903	903
Derivative liabilities	5,883	—	5,883	—	5,883

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

18. SEGMENT

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole.  The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in Hampden County and Hampshire County in western Massachusetts and the Capital Region in northern Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings, time deposits, cash management, and wealth management. The CODM primarily evaluates performance using net interest income and net income as reported in the consolidated statement of income. The Company’s primary measure of profitability is net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for credit losses, non-interest income, and non-interest expense. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM consists of members of the Senior Management team, including the Chief Executive Officer, the Chief Financial Officer, the Chief Banking Officer and the Chief Lending Officer.

19. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

The condensed balance sheets of the parent company are as follows:

	December 31,
	2025	2024
	(Dollars in thousands)
ASSETS:
Cash equivalents	$604	$422
Investment in subsidiaries	252,553	240,994
ESOP loan receivable	1,795	2,417
Other assets	14,680	14,575
TOTAL ASSETS	$269,632	$258,408

LIABILITIES:
ESOP loan payable	$1,795	$2,417
Other liabilities	20,200	20,081
EQUITY	247,637	235,910
TOTAL LIABILITIES AND EQUITY	$269,632	$258,408

The condensed statements of net income for the parent company are as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
INCOME:
Dividends from subsidiaries	$12,955	$14,209	$12,119
ESOP loan interest income	193	244	296
Other income	12	11	36
Total income	13,160	14,464	12,451

OPERATING EXPENSE:
Salaries and employee benefits	1,817	1,408	1,761
ESOP loan interest expense	193	244	296
Other expenses	1,358	1,285	1,310
Total operating expense	3,368	2,937	3,367

Income before equity in undistributed income of subsidiaries and income taxes	9,792	11,527	9,084
Equity in undistributed income (loss) of subsidiaries	5,002	(255)	5,591
Net income before taxes	14,794	11,272	14,675
Income tax benefit	(475)	(394)	(393)
Net income	$15,269	$11,666	$15,068

The condensed statements of cash flows of the parent company are as follows:

	Years Ended December 31,
	2025	2024	2023
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$15,269	$11,666	$15,068
Equity in undistributed (income) loss of subsidiaries	(5,002)	255	(5,591)
Net amortization of premiums on subordinated debt	39	39	39
Change in other liabilities	(621)	(844)	(881)
Change in other assets	517	(162)	651
Other, net	1,789	2,041	1,979
Net cash provided by operating activities	11,991	12,995	11,265

INVESTING ACTIVITIES:
Purchase of securities	(62)	(82)	(103)
Redemption of securities	62	82	103
Net cash provided by investing activities	—	—	—

FINANCING ACTIVITIES:
Cash dividends paid	(5,712)	(5,914)	(6,066)
Common stock repurchased	(6,097)	(7,599)	(5,022)
Net cash used in financing activities	(11,809)	(13,513)	(11,088)

NET CHANGE IN CASH AND CASH EQUIVALENTS	182	(518)	177

CASH AND CASH EQUIVALENTS
Beginning of year	422	940	763
End of year	$604	$422	$940
Supplemental cash flow information:
Net change in due to broker for common stock repurchased	$(163)	$163	$—

20.	SUMMARY OF QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

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

	2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$28,437	$29,612	$30,033	$30,537
Interest expense	12,903	11,970	11,941	11,708

Net interest and dividend income	15,534	17,642	18,092	18,829

Provision for (reversal of) credit losses	142	(615)	1,293	(485)

Unrealized (loss) gain on marketable equity securities, net	(5)	25	22	(7)
Gain on non-marketable equity investments	—	243	—	—
Gain on mortgage banking activities	7	4	—	—
Other non-interest income	2,757	3,139	3,151	3,180
Non-interest income	2,759	3,411	3,173	3,173

Non-interest expense	15,184	15,656	15,778	15,870

Income before income taxes	2,967	6,012	4,194	6,617
Income tax provision	664	1,422	1,027	1,408
Net income	$2,303	$4,590	$3,167	$5,209

Basic earnings per share	$0.11	$0.23	$0.16	$0.26
Diluted earnings per share	$0.11	$0.23	$0.16	$0.26

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$26,604	$26,802	$27,840	$28,586
Interest expense	11,258	12,332	13,112	13,313

Net interest and dividend income	15,346	14,470	14,728	15,273

(Reversal of) provision for credit losses	(550)	(294)	941	(762)

Loss on disposal of premises and equipment	(6)	—	—	—
Unrealized gain (loss) on marketable equity securities, net	8	4	10	(9)
Gain on non-marketable equity investments	—	987	—	300
Gain (loss) on sale of mortgages	—	—	246	(11)
Other non-interest income	2,672	2,843	2,885	2,974
Non-interest income	2,674	3,834	3,141	3,254

Non-interest expense	14,782	14,314	14,406	14,926

Income before income taxes	3,788	4,284	2,522	4,363
Income tax provision	827	771	618	1,075
Net income	$2,961	$3,513	$1,904	$3,288

Basic earnings per share	$0.14	$0.17	$0.09	$0.16
Diluted earnings per share	$0.14	$0.17	$0.09	$0.16