Form 10-K/A
period 2025-12-31
Western New England Bancorp, Inc.
filed 2026-03-16
CIK 1157647

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

EXPLANATORY NOTE

 Western New England Bancorp, Inc. (“WNEB” or “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “2025 Form 10-K”) solely to include the Wolf & Company, P.C. (PCAOB ID No. 392) conformed signature in the document titled “Report of Independent Registered Public Accounting Firm” relating to its opinion on WNEB’s financial statements (the “Financial Statement Audit Report”). The conformed signature in the Financial Statement Audit Report was inadvertently omitted in the 2025 Form 10-K. No other changes have been made to the 2025 Form 10-K.

This Amendment does not reflect events occurring after the filing of the 2025 Form 10-K, does not update disclosures contained in the 2025 Form 10-K and does not modify or amend the 2025 Form 10-K except as specifically described above. Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains the complete text of each Item that is amended and certifications of the Company’s Principal Executive Officer and Principal Financial Officer required under Items 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the date of this Amendment, as well updated inline XBRL exhibits.

Part II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Allowance for Credit Losses - Loans Evaluated on a Pooled Basis

Critical Audit Matter Description

As described in Notes 1 and 3 to the financial statements, the Company has recorded an allowance for credit losses (ACL) for its loan portfolio in the amount of $20.3 million as of December 31, 2025, representing management’s estimate of credit losses over the remaining expected life of the Company’s loan portfolio as of that date. Management determined the amounts, and corresponding provision for credit losses expense for the year, pursuant to the application of Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses.

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

	Amount		Weighted Average Rate
	2025	2024	2025	2024
	(Dollars in thousands)
Fixed-rate advances maturing:
2025	$—	$25,000	—%	5.07%
2026	48,000	48,000	5.00	5.00
2027	25,000	25,000	4.83	4.83
2028	—	—	—	—
Total long-term advances	$73,000	$98,000	4.94%	4.97%

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

	2025
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$28,437	$29,612	$30,033	$30,537
Interest expense	12,903	11,970	11,941	11,708

Net interest and dividend income	15,534	17,642	18,092	18,829

Provision for (reversal of) credit losses	142	(615)	1,293	(485)

Unrealized (loss) gain on marketable equity securities, net	(5)	25	22	(7)
Gain on non-marketable equity investments	—	243	—	—
Gain on mortgage banking activities	7	4	—	—
Other non-interest income	2,757	3,139	3,151	3,180
Non-interest income	2,759	3,411	3,173	3,173

Non-interest expense	15,184	15,656	15,778	15,870

Income before income taxes	2,967	6,012	4,194	6,617
Income tax provision	664	1,422	1,027	1,408
Net income	$2,303	$4,590	$3,167	$5,209

Basic earnings per share	$0.11	$0.23	$0.16	$0.26
Diluted earnings per share	$0.11	$0.23	$0.16	$0.26

	2024
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$26,604	$26,802	$27,840	$28,586
Interest expense	11,258	12,332	13,112	13,313

Net interest and dividend income	15,346	14,470	14,728	15,273

(Reversal of) provision for credit losses	(550)	(294)	941	(762)

Loss on disposal of premises and equipment	(6)	—	—	—
Unrealized gain (loss) on marketable equity securities, net	8	4	10	(9)
Gain on non-marketable equity investments	—	987	—	300
Gain (loss) on sale of mortgages	—	—	246	(11)
Other non-interest income	2,672	2,843	2,885	2,974
Non-interest income	2,674	3,834	3,141	3,254

Non-interest expense	14,782	14,314	14,406	14,926

Income before income taxes	3,788	4,284	2,522	4,363
Income tax provision	827	771	618	1,075
Net income	$2,961	$3,513	$1,904	$3,288

Basic earnings per share	$0.14	$0.17	$0.09	$0.16
Diluted earnings per share	$0.14	$0.17	$0.09	$0.16

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)	Financial Statements

Reference is made to our consolidated financial statements and accompanying notes included in Item 8 of Part II hereof.

(a)(2)	Financial Statements

Consolidated financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the consolidated financial statements or notes thereto.

(a)(3)	Exhibits

EXHIBIT INDEX

3.1	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.2	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (No. 333-137024) filed with the SEC on August 31, 2006).
4.2	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 of the Form 10-K filed with the SEC on March 10, 2026).
10.1*	Form of Director’s Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Form 8-K filed with the SEC on December 22, 2005).
10.2*	Amended and Restated Benefit Restoration Plan of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.5 of the Form 8-K filed with the SEC on October 29, 2007).
10.3*	Amended and Restated Employment Agreement between James C. Hagan and Westfield Bank (incorporated by reference to Exhibit 10.9 of the Form 8-K filed with the SEC on January 5, 2009).
10.4*	Amended and Restated Employment Agreement between James C. Hagan and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.12 of the Form 8-K filed with the SEC on January 5, 2009).
10.5*	Employment Agreement between Leo R. Sagan, Jr. and Westfield Bank (incorporated by reference to Exhibit 10.15 of the Form 8-K filed with the SEC on January 5, 2009).
10.6*	Employment Agreement between Leo R. Sagan, Jr. and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.16 of the Form 8-K filed with the SEC on January 5, 2009).
10.7*	Employment Agreement between Allen J. Miles, III and Westfield Bank (incorporated by reference to Exhibit 10.19 of the Form 8-K filed with the SEC on January 5, 2009).
10.8*	Employment Agreement between Allen J. Miles, III and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.20 of the Form 8-K filed with the SEC on January 5, 2009).
10.9*	Employment Agreement between Darlene M. Libiszewski and Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.10*	Employment Agreement between Darlene M. Libiszewski and Westfield Bank (incorporated by reference to Exhibit 10.5 of the Registration Statement on Form S-4 (No. 333-212221) filed with the SEC on June 24, 2016).
10.11*	Employment Agreement between Guida R. Sajdak and Western New England Bancorp (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on February 8, 2018).
10.12*	Employment Agreement between Guida R. Sajdak and Westfield Bank (incorporated by reference to Exhibit 10.2 of the Form 8-K filed with the SEC on February 8, 2018).
10.13*	Employment Agreement between Kevin C. O’Connor and Westfield Bank dated February 17, 2017 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 11, 2021).
10.14*	Employment Agreement between Kevin C. O’Connor and Western New England Bancorp, Inc. dated February 17, 2017 (incorporated by reference to Exhibit 10.21 of the Form 10-K filed with the SEC on March 11, 2021).
10.15*	Employment Agreement between John Bonini and Western New England Bancorp dated February 22, 2024 (incorporated by reference to Exhibit 10.16 of the Form 10-K filed with the SEC on March 8, 2024).
10.16*	Employment Agreement between John Bonini and Westfield Bank dated February 22, 2024 (incorporated by reference to Exhibit 10.17 of the Form 10-K filed with the SEC on March 8, 2024).
10.17*	Employment Agreement between Christine Phillips and Western New England Bancorp dated as of February 22, 2024(incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 8, 2024).

10.18*	Employment Agreement between Christine Phillips and Westfield Bank dated as of February 22, 2024(incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 8, 2024).
10.19*	Employment Agreement between Filipe B. Goncalves and Western New England Bancorp dated as of January 1, 2021 (incorporated by reference to Exhibit 10.19 of the Form 10-K filed with the SEC on March 10, 2023).
10.20*	Employment Agreement between Filipe B. Goncalves and Westfield Bank dated as of January 1, 2021 (incorporated by reference to Exhibit 10.20 of the Form 10-K filed with the SEC on March 10, 2023).
10.21*	Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form S-8 filed with the SEC on May 19, 2021).
10.22*	Western New England Bancorp, Inc. Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 4.4 of the Form S-8 filed with the SEC on May 19, 2025).
10.23*	Form of Incentive Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form S-8 filed with the SEC on May 19, 2021).
10.24*	Form of Non-Qualified Stock Option Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form S-8 filed with the SEC on May 19, 2021).
10.25*	Form of Director Incentive Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Form S-8 filed with the SEC on May 19, 2021).
10.26*	Form of Restricted Stock Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.5 of the Form S-8 filed with the SEC on May 19, 2021).
10.27*	Form of Long-Term Incentive and Retention Equity Award Agreement under the Western New England Bancorp, Inc. 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.6 of the Form S-8 filed with the SEC on May 19, 2021).
10.28*	Westfield Bank Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K filed with the SEC on September 29, 2023).
19.1*	Western New England Bancorp, Inc. Insider Trading Policy as Adopted by the Board of Directors on February 25, 2025 (incorporated by reference to Exhibit 19.1 of the Form 10-K filed with the SEC on March 10, 2025).
21.1	Subsidiaries of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 21.1 of the Form 10-K filed with the SEC on March 10, 2026).
23.1	Consent of Wolf & Company, P.C. (incorporated by reference to Exhibit 23.1 of the Form 10-K filed with the SEC on March 10, 2026).
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Western New England Bancorp, Inc. Incentive Compensation Recovery Policy as Adopted by the Board of Directors on November 20, 2023 (incorporated by reference to Exhibit 97 of the Form 10-K filed with the SEC on March 8, 2024).
101**	Financial statements from the annual report on Form 10-K of Western New England Bancorp, Inc. for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2026.

WESTERN NEW ENGLAND BANCORP, INC.

By:	/s/ James C. Hagan
James C. Hagan
Chief Executive Officer and President
(Principal Executive Officer)