Form 10-Q
period 2026-03-31
Western New England Bancorp, Inc.
filed 2026-05-08
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

At May 3, 2026 the registrant had 20,125,203 shares of common stock, $0.01 par value, issued and outstanding.

TABLE OF CONTENTS

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

●	unpredictable changes in general economic or political conditions, financial markets, fiscal, monetary and regulatory policies, including actual or potential stress in the banking industry;
●	the possibility that future credit losses, loan defaults and charge-off rates are higher than expected due to changes in economic assumptions or adverse economic developments;
●	general business and economic conditions on a national basis and in the local markets in which we operate, including those impacting credit quality;
●	unstable political and economic conditions, including changes in tariff policies, which could materially impact credit quality trends and the ability to generate loans and gather deposits;
●	inflation and governmental responses to inflation, including potential future increases in interest rates that reduce net interest margins;
●	the effect on our operations of governmental legislation and regulation, including changes in accounting regulation or standards, the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, Basel guidelines, capital requirements and other applicable laws and regulations;
●	changes in regulation, regulatory policy, legislation, accounting standards and practices, and fiscal monetary policy, particularly in light of the shift in presidential administrations and the potential for related shifts in agency policy and leadership;
●	operational risks or risk management failures by us or critical third parties, including without limitation with respect to data processing, information systems, cybersecurity incidents, technological integration, including AI, vendor issues, business interruption, and fraud risks;
●	significant changes in accounting, tax or regulatory practices or requirements;
●	new legal obligations or liabilities or unfavorable resolutions or litigation;
●	disruptive technologies in payment systems and other services traditionally provided by financial institutions;
●	severe weather, natural disasters, pandemics, acts of war, or terrorism and other external events which could significantly impact our business;
●	declines in real estate values in the Company’s market area, which may adversely affect our loan production;
●	decreases in the value of securities and other assets, or changes in the securities markets which affect investment management revenue;
●	decreases in deposit levels necessitating increased borrowing to fund loans, investments and other needs;
●	competitive pressures from other financial institutions;
●	the soundness of other financial services institutions which may adversely affect our credit risk;
●	failure or circumvention of our internal controls or procedures;
●	the risk that goodwill and intangibles recorded in our financial statements will become impaired;
●	the risk that we may not be successful in the implementation of our business strategy;
●	increases in Federal Deposit Insurance Corporation deposit insurance premiums and assessments;
●	introduction of new lines of business or new products and services, which may subject us to additional risks;
●	changes in key management personnel which may adversely impact our operations; and
●	other risks and uncertainties detailed in Part 1A “Risk Factors” of the Company’s 2025 Annual Report on Form 10-K.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$22,158	$19,890
Federal funds sold	3,853	2,236
Interest-bearing deposits and other short-term investments	30,126	18,255
Total cash and cash equivalents	56,137	40,381

Securities available-for-sale, at fair value (Amortized cost of $196,228 at March 31, 2026 and $198,194 at December 31, 2025)	173,215	175,800
Securities held-to-maturity, at amortized cost (Fair value of $154,815 at March 31, 2026 and $158,504 at December 31, 2025)	185,392	188,800
Marketable equity securities, at fair value	610	632
Total investment securities	359,217	365,232
Federal Home Loan Bank stock and other restricted stock, at amortized cost	5,736	5,359
Total Loans	2,200,956	2,183,592
Less: Allowance for credit losses	(20,451)	(20,297)
Net loans	2,180,505	2,163,295
Premises and equipment, net	23,583	23,345
Accrued interest receivable	8,931	8,783
Bank-owned life insurance	77,679	79,019
Deferred tax asset, net	12,877	12,716
Goodwill	12,487	12,487
Core deposit intangible	969	1,063
Other assets	26,416	24,800
TOTAL ASSETS	$2,764,537	$2,736,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest-bearing deposits	$597,738	$594,516
Interest-bearing deposits	1,784,054	1,766,392
Total deposits	2,381,792	2,360,908

Borrowings:
Short-term borrowings	23,810	13,270
Long-term debt	73,000	73,000
Subordinated debt	19,800	19,790
Total borrowings	116,610	106,060
Securities pending settlement	—	242
Other liabilities	18,039	21,633
TOTAL LIABILITIES	2,516,441	2,488,843
SHAREHOLDERS’ EQUITY:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,240,872 shares issued and outstanding at March 31, 2026; 20,372,786 shares issued and outstanding at December 31, 2025	202	204
Additional paid-in capital	113,049	114,515
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,334)	(1,443)
Unearned compensation - Equity Incentive Plan	(2,352)	(1,224)
Retained earnings	155,706	152,302
Accumulated other comprehensive loss, net of tax	(17,175)	(16,717)
TOTAL SHAREHOLDERS’ EQUITY	248,096	247,637
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,764,537	$2,736,480

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands)

	Three Months
	Ended March 31,
	2026	2025
Interest and dividend income:
Commercial real estate loans	$13,640	$12,807
Residential real estate loans	10,407	8,910
Commercial and industrial loans	3,333	3,192
Consumer loans	60	75
Total interest income from loans	27,440	24,984
Investment securities, taxable	2,498	2,421
Marketable equity securities	7	1
Total interest and dividend income from investment securities	2,505	2,422
Other investments	147	191
Short-term investments	189	840
Total interest income from cash and cash equivalents	336	1,031
Total interest and dividend income	30,281	28,437

Interest expense:
Deposits	9,978	11,376
Short-term borrowings	322	54
Long-term debt	902	1,219
Subordinated debt	254	254
Total interest expense	11,456	12,903
Net interest and dividend income	18,825	15,534
Provision for credit losses	75	142
Net interest and dividend income after provision for credit losses	18,750	15,392

Non-interest income:
Service charges and fees	2,131	2,023
Wealth management income	390	261
Income from bank-owned life insurance	476	473
Gain on bank-owned life insurance death benefits	449	—
Net unrealized loss on marketable equity securities	(13)	(5)
Gain on mortgage banking activities	—	7
Total non-interest income	3,433	2,759

Non-interest expense:
Salaries and employee benefits	9,229	8,413
Occupancy	1,562	1,412
Furniture and equipment	433	487
Data processing	821	882
Software	689	659
Debit card and ATM processing expense	663	577
Professional fees	509	546
FDIC insurance assessment	392	431
Advertising	442	429
Other expenses	1,268	1,348
Total non-interest expense	16,008	15,184
Income before income taxes	6,175	2,967
Income tax provision	1,398	664
Net income	$4,777	$2,303

Earnings per common share:
Basic earnings per share	$0.24	$0.11
Weighted average basic shares outstanding	19,996,682	20,385,481
Diluted earnings per share	$0.24	$0.11
Weighted average diluted shares outstanding	20,065,067	20,514,098
Dividends per share	$0.07	$0.07

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) – UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
Net income	$4,777	$2,303
Other comprehensive income (loss):
Securities available-for-sale:
Unrealized holding (loss) gain	(619)	3,484
Tax effect	161	(899)
Net-of-tax amount	(458)	2,585

Other comprehensive (loss) income	(458)	2,585
Comprehensive income	$4,319	$4,888

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Dollars in thousands, except share data)

	Common Stock				Unearned		Accumulated
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Compensation- Equity Incentive Plan	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2024	20,875,713	$209	$119,326	$(1,906)	$(1,190)	$142,745	$(23,274)	$235,910
Net income	—	—	—	—	—	2,303	—	2,303
Comprehensive income	—	—	—	—	—	—	2,585	2,585
Common stock held by ESOP committed to be released (67,377 shares)	—	—	39	116	—	—	—	155
Share-based compensation - equity incentive plan	—	—	—	—	145	—	—	145
Forfeited equity incentive plan shares (22,176 shares)	—	—	(202)	—	202	—	—	—
Forfeited equity incentive plan shares reissued (24,560 shares)	—	—	228	—	(228)	—	—	—
Common stock repurchased	(217,218)	(2)	(1,981)	—	—	—	—	(1,983)
Issuance of common stock in connection with equity incentive plan	115,824	1	1,076	—	(1,077)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,439)	—	(1,439)
BALANCE AT MARCH 31, 2025	20,774,319	$208	$118,486	$(1,790)	$(2,148)	$143,609	$(20,689)	$237,676

BALANCE AT DECEMBER 31, 2025	20,372,786	$204	$114,515	$(1,443)	$(1,224)	$152,302	$(16,717)	$247,637
Net income	—	—	—	—	—	4,777	—	4,777
Comprehensive loss	—	—	—	—	—	—	(458)	(458)
Common stock held by ESOP committed to be released (63,224 shares)	—	—	99	109	—	—	—	208
Share-based compensation - equity incentive plan	—	—	—	—	(187)	—	—	(187)
Forfeited equity incentive plan shares (54,754 shares)	—	—	(542)	—	542	—	—	—
Forfeited equity incentive plan shares reissued (64,710 shares)	—	—	808	—	(808)	—	—	—
Common stock repurchased	(186,000)	(3)	(2,505)	—	—	—	—	(2,508)
Issuance of common stock in connection with equity incentive plan	54,086	1	674	—	(675)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,373)	—	(1,373)
BALANCE AT MARCH 31, 2026	20,240,872	$202	$113,049	$(1,334)	$(2,352)	$155,706	$(17,175)	$248,096

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,777	$2,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	75	142
Depreciation and amortization of premises and equipment	486	546
Net (accretion) amortization of purchase accounting adjustments	(7)	1
Amortization of core deposit intangible	94	94
Net amortization of premiums and discounts on securities and mortgage loans	255	263
Net amortization of deferred costs on mortgage loans	110	104
Net amortization of premiums on subordinated debt	10	10
Share-based compensation (benefit) expense	(187)	145
ESOP expense	208	155
Gain on mortgage banking activities	—	(7)
Net change in unrealized loss on marketable equity securities	13	5
Gain on bank-owned life insurance death benefit	(449)	—
Income from bank-owned life insurance	(476)	(473)
Net change in:
Accrued interest receivable	(148)	(221)
Other assets	(1,119)	74
Other liabilities	(3,296)	(3,970)
Net cash provided by (used in) operating activities	346	(829)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	3,311	3,390
Purchases of securities available-for-sale	(2,972)	(13,516)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	4,790	3,327
Proceeds from redemption and sales of marketable equity securities	44	—
Purchases of marketable equity securities	(35)	(22)
Net loan originations and principal payments	(17,388)	(9,465)
Purchase of Federal Home Loan Bank of Boston stock	(377)	—
Purchases of premises and equipment	(734)	(287)
Proceeds from payout on bank-owned life insurance	1,470	—
Net cash used in investing activities	(11,891)	(16,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	20,884	65,946
Net increase (decrease) in short-term borrowings	10,540	(870)
Cash dividends paid on common stock	(1,373)	(1,439)
Repurchase of common stock	(2,750)	(2,106)
Net cash provided by financing activities	27,301	61,531

NET CHANGE IN CASH AND CASH EQUIVALENTS:	15,756	44,129
Beginning of period	40,381	66,450
End of period	$56,137	$110,579

Supplemental cash flow information:
Net change in cash due for available-for-sale securities purchases pending settlement	$—	$(6,406)
Net change in due to broker for common stock repurchased	(242)	(123)
Interest paid	11,392	12,926
Taxes paid	2,436	530

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2026

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of March 31, 2026, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results of operations for the year ending December 31, 2026. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements as of and for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”).

Reclassifications. Amounts in the prior period financial statements are reclassified when necessary to conform to the current year presentation.

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three months ended March 31, 2026 and the three months ended March 31, 2025.

Earnings per common share for the three months ended March 31, 2026 and the three months ended March 31, 2025 have been computed based on the following:

	Three Months Ended
	March 31,
	2026	2025
	(Dollars and shares in thousands)
Net income applicable to common stock	$4,777	$2,303

Average number of common shares issued	20,314	20,795
Less: Average unallocated ESOP shares	(152)	(220)
Less: Average unvested performance-based equity incentive plan shares	(165)	(190)

Average number of common shares outstanding used to calculate basic earnings per common share	19,997	20,385
Effect of dilutive performance-based equity incentive plan shares	68	129
Average number of common shares outstanding used to calculate diluted earnings per common share	20,065	20,514

Net income per common share:
Basic earnings per share	$0.24	$0.11
Diluted earnings per share	$0.24	$0.11

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss, included in shareholders’ equity, are as follows:

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Net unrealized losses on securities available-for-sale	$(23,013)	$(22,394)
Tax effect	5,838	5,677
Net-of-tax amount	(17,175)	(16,717)
Accumulated other comprehensive loss, net of tax	$(17,175)	$(16,717)

4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,507	$—	$(2,159)	$16,348
Corporate bonds	11,000	195	(214)	10,981
Total debt securities	29,507	195	(2,373)	27,329

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	158,175	486	(20,120)	138,541
U.S. government guaranteed mortgage-backed securities	8,546	—	(1,201)	7,345
Total mortgage-backed securities	166,721	486	(21,321)	145,886

Total securities available-for-sale	196,228	681	(23,694)	173,215

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(83)	4,918
U.S. government guaranteed obligations	991	3	—	994
Total debt securities	5,992	3	(83)	5,912

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	179,400	150	(30,647)	148,903
Total mortgage-backed securities	179,400	150	(30,647)	148,903

Total securities held-to-maturity	185,392	153	(30,730)	154,815
Total	$381,620	$834	$(54,424)	$328,030

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,596	$—	$(2,103)	$16,493
Corporate bonds	11,000	155	(207)	10,948
Total debt securities	29,596	155	(2,310)	27,441

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	162,831	806	(19,936)	143,701
U.S. government guaranteed mortgage-backed securities	5,767	—	(1,109)	4,658
Total mortgage-backed securities	168,598	806	(21,045)	148,359

Total securities available-for-sale	198,194	961	(23,355)	175,800

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(103)	4,898
U.S. government guaranteed obligations	1,005	2	—	1,007
Total debt securities	6,006	2	(103)	5,905

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	182,794	219	(30,414)	152,599
Total mortgage-backed securities	182,794	219	(30,414)	152,599

Total securities held-to-maturity	188,800	221	(30,517)	158,504
Total	$386,994	$1,182	$(53,872)	$334,304

The following table presents the unrealized gains recognized on marketable equity securities for the periods indicated:

	Three Months Ended March 31
	2026	2025
	(Dollars in thousands)
Net losses recognized during the period on marketable equity securities	$(13)	$(5)
Net losses recognized during the period on equity securities sold during the period	—	—
Unrealized losses recognized during the period on marketable equity securities still held at end of period	$(13)	$(5)

At March 31, 2026, U.S. Treasury securities with a fair value of $4.9 million, government-sponsored enterprise obligations with a fair value of $8.4 million and mortgage-backed securities with a fair value of $146.8 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2026, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—	$5,001	$4,918
Due after one year through five years	9,949	8,815	—	—
Due after five years through ten years	17,899	16,858	—	—
Due after ten years	1,659	1,656	991	994
Total debt securities	$29,507	$27,329	$5,992	$5,912

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities:
Due after one year through five years	$2,664	$2,641	$—	$—
Due after five years through ten years	3,480	3,352	1,646	1,591
Due after ten years	160,577	139,893	177,754	147,312
Total mortgage-backed securities	166,721	145,886	179,400	148,903
Total securities	$196,228	$173,215	$185,392	$154,815

There were no gross realized gains or losses on sales of securities available-for-sale for the three months ended March 31, 2026 and the three months ended March 31, 2025. There were no sales of available-for-sale securities for the three months ended March 31, 2026 and the three months ended March 31, 2025.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $497,000 at March 31, 2026 and $513,000 at December 31, 2025, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $209,000 at March 31, 2026 and $244,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three months ended March 31, 2026 and the three months ended March 31, 2025.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the U.S. Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $401,000 at March 31, 2026 and $393,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity securities during the three months ended March 31, 2026 and the three months ended March 31, 2025.

At March 31, 2026 and December 31, 2025, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at March 31, 2026 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities available-for-sale and held-to-maturity, segregated by the duration of their continuous unrealized loss positions at March 31, 2026 and December 31, 2025:

	March 31, 2026
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	4	$9,717	$76	0.8%	72	$95,446	$20,044	17.4%
U.S. government guaranteed mortgage-backed securities	1	2,858	112	3.8	9	4,487	1,089	19.5
Government-sponsored enterprise obligations	—	—	—	—	6	16,348	2,159	11.7
Corporate bonds	—	—	—	—	2	4,786	214	4.3
Total securities available-for-sale	5	12,575	188		89	121,067	23,506

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,919	83	1.7%
Government-sponsored mortgage-backed securities	1	1,066	3	0.3	36	138,004	30,644	18.2
Total securities held-to-maturity	1	1,066	3		37	142,923	30,727

Total securities	6	$13,641	$191		126	$263,990	$54,233

	December 31, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	1	$1,819	$7	0.4%	73	$100,750	$19,929	16.5%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,658	1,109	19.2
Government-sponsored enterprise obligations	1	1,662	6	0.4	5	14,831	2,097	12.4
Corporate bonds	—	—	—	—	2	4,793	207	4.1
Total securities available-for-sale	2	3,481	13		89	125,032	23,342

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,898	103	2.1%
Government-sponsored mortgage-backed securities	—	—	—	—	36	141,556	30,414	17.7
Total securities held-to-maturity	—	—	—		37	146,454	30,517

Total securities	2	$3,481	$13		126	$271,486	$53,859

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of March 31, 2026, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At March 31, 2026, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $23.7 million, or 12.1% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $23.4 million, or 11.8% of the amortized cost basis of the securities available-for-sale at December 31, 2025. At March 31, 2026, there were 94 securities available-for-sale in which the fair value was less than the amortized cost, compared to 91 securities available-for-sale at December 31, 2025.

At March 31, 2026, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $30.7 million, or 16.6%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $30.5 million, or 16.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2025. At March 31, 2026, there 38 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 37 securities held-to-maturity at December 31, 2025.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	March 31,	December 31,
	2026	2025
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$918,219	$910,239
Owner occupied	182,909	188,824
Total commercial real estate	1,101,128	1,099,063

Residential real estate:
Residential one-to-four family	727,882	719,070
Home equity	138,565	137,801
Total residential real estate	866,447	856,871

Commercial and industrial	227,765	221,790

Consumer	2,550	2,929

Total gross loans	2,197,890	2,180,653
Plus: Unearned premiums and deferred loan fees and costs, net	3,066	2,939
Less: Allowance for credit losses	(20,451)	(20,297)
Net loans	$2,180,505	$2,163,295

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At March 31, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $932.5 million and $932.3 million, respectively. The outstanding balance of FHLB advances was $93.0 million and $83.0 million at March 31, 2026 and at December 31, 2024, respectively.

At March 31, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank (“FRB”) was $295.4 million and $307.3 million, respectively, with no outstanding borrowings at March 31, 2026 and at December 31, 2025.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At March 31, 2026 and December 31, 2025, the Company was servicing commercial loans participated out to various other institutions totaling $66.3 million and $66.9 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at March 31, 2026, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (176 PSA), average internal rate of return (9.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.41 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates. There were no sales of residential real estate mortgages to the secondary market during the three months ended March 31, 2026 and the three months ended March 31, 2025.

At March 31, 2026 and December 31, 2025, the Company was servicing residential mortgage loans owned by investors totaling $75.3 million and $77.1 million, respectively. Servicing fee income of $48,000 and $52,000 was recorded for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended March 31,
	2026	2025
	(Dollars in thousands)
Balance at the beginning of period:	$318	$436
Amortization	(30)	(29)
Balance at the end of period	$288	$407
Fair value at the end of period	$774	$779

Loans are recorded at the principal amount outstanding, adjusted for charge-offs, unearned premiums, and deferred loan fees and costs. Interest on loans is calculated using the effective yield method on daily balances of the principal amount outstanding and is credited to income on the accrual basis to the extent it is deemed collectable. Our general policy is to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more based on the contractual terms of the loan, or earlier if there are concerns regarding the collectability of the loan. Any unpaid amounts previously accrued on these loans are reversed from income. Subsequent cash receipts are applied to the outstanding principal balance or to interest income if, in the judgment of management, collection of the principal balance is not in question. Loans are returned to accrual status when they become current as to both principal and interest and perform in accordance with contractual terms for a period of at least six months, reducing the concern as to the collectability of principal and interest. Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized as an adjustment to interest income over the estimated average lives of the related loans.

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.8 million at March 31, 2026 and $7.6 million at December 31, 2025 and is excluded from the estimate of credit losses.

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

Commercial real estate loans. Loans in this segment include owner occupied and non-owner occupied commercial real estate, multi-family dwellings, and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. Typically, commercial real estate loans are secured by office buildings, apartment buildings, industrial properties, warehouses, retail facilities, hotels, assisted living facilities, self-storage facilities, and educational facilities. Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources for commercial real estate loans include operating income and cash flow generated by the real estate, sale of the real estate and, funds from any liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. The Company’s management obtains financial information annually and continually monitors the cash flows of these loans.

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

The discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan segment are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system; and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the economic variables.

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing the forecast metrics.

The Company uses a WARM method to estimate the ACL for the consumer loan segment. Under this method, the historical average annual charge-off rate is applied to the weighted average remaining maturity of the loan portfolio, currently calculated at 2.5 years. This calculation is adjusted based on additional factors that include (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system; and (7) the value of underlying collateral for collateralized loans.

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

An analysis of changes in the allowance for credit losses by segment for the three months ended March 31, 2026 and March 31, 2025 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for loans

Balance at December 31, 2025	$13,718	$4,186	$2,245	$148	$—	$20,297
Provision for (reversal of) credit losses	(207)	109	298	9	—	209
Charge-offs	—	(34)	(2)	(58)	—	(94)
Recoveries	—	4	6	29	—	39
Balance at March 31, 2026	$13,511	$4,265	$2,547	$128	$—	$20,451

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for credit losses	48	56	55	10	—	169
Charge-offs	—	—	—	(61)	—	(61)
Recoveries	—	5	1	26	—	32
Balance at March 31, 2025	$13,725	$3,217	$2,533	$194	$—	$19,669

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)
Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2025	$461	$295	$40	$—	$—	$796
Reversal of credit losses	(93)	(36)	(5)	—	—	(134)
Balance at March 31, 2026	$368	$259	$35	$—	$—	$662

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	(43)	17	(1)	—	—	(27)
Balance at March 31, 2025	$413	$273	$44	$—	$—	$730

During the three months ended March 31, 2026, the Company recorded a provision for credit losses of $75,000, a decrease of $67,000, or 47.2%, from $142,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in unfunded commitments.

The provision for credit losses was determined by a number of factors: the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and management’s consideration of existing economic conditions. Management will continue to monitor macroeconomic variables related to the interest rate environment, the continued discussion on tariffs and the concerns of an economic downturn. Management believes it is appropriately reserved for the current economic environment and supportable forecast period.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
March 31, 2026
Commercial real estate:
Non-owner occupied	$129	$—	$—	$129	$918,090	$918,219	$129
Owner occupied	36	—	—	36	182,873	182,909	278
Total	165	—	—	165	1,100,963	1,101,128	407
Residential real estate:
Residential one-to-four family	1,291	563	697	2,551	725,331	727,882	3,654
Home equity	134	75	143	352	138,213	138,565	229
Total	1,425	638	840	2,903	863,544	866,447	3,883
Commercial and industrial	48	6	—	54	227,711	227,765	391
Consumer	35	—	—	35	2,515	2,550	—
Total loans	$1,673	$644	$840	$3,157	$2,194,733	$2,197,890	$4,681

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$900,513	$900,513	$135
Owner occupied	304	—	—	304	198,246	198,550	289
Total	304	—	—	304	1,098,759	1,099,063	424
Residential real estate:
Residential one-to-four family	1,127	503	546	2,176	716,894	719,070	3,779
Home equity	113	—	500	613	137,188	137,801	511
Total	1,240	503	1,046	2,789	854,082	856,871	4,290
Commercial and industrial	48	—	1	49	221,741	221,790	448
Consumer	3	—	—	3	2,926	2,929	—
Total loans	$1,595	$503	$1,047	$3,145	$2,177,508	$2,180,653	$5,162

At March 31, 2026 and December 31, 2025, total past due loans totaled $3.2 million, or 0.14% of total loans, and $3.1 million, or 0.14% of total loans, respectively.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at March 31, 2026 and December 31, 2025:

	As of March 31, 2026			For the Three Months Ended March 31, 2026
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$129	$129	$1
Owner occupied	—	278	278	5
Total	—	407	407	6
Residential real estate:
Residential one-to-four family	—	3,654	3,654	47
Home equity	—	229	229	7
Total		3,883	3,883	54
Commercial and industrial	—	391	391	12
Consumer	—	—	—	—
Total loans	$—	$4,681	$4,681	$72

	As of December 31, 2025			For the Year Ended December 31, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$—	$135	$135	$8
Owner occupied	—	289	289	18
Total	—	424	424	26
Residential real estate:
Residential one-to-four family	—	3,779	3,779	161
Home equity	—	511	511	41
Total		4,290	4,290	202
Commercial and industrial	—	448	448	56
Consumer	—	—	—	—
Total loans	$—	$5,162	$5,162	$284

At March 31, 2026 and December 31, 2025, nonaccrual loans totaled $4.7 million, or 0.21% of total loans and $5.2 million, or 0.24% of total loans, respectively. The Company did not recognize any interest income on nonaccrual loans for the three months ended March 31, 2026 and the three months ended March 31, 2025. At March 31, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. At March 31, 2026 and December 31, 2025, there were no loans 90 or more days past due and still accruing interest. There was no other real estate owned at March 31, 2026 or December 31, 2025.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At March 31, 2026, the Company had $895,000 in individually evaluated commercial loans, collateralized by business assets, and $4.5 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of March 31, 2026
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$298	$—
Owner occupied	314	—
Total	612	—
Residential real estate:
Residential one-to-four family	3,654	—
Home equity	229	—
Total	3,883
Commercial and industrial	439	—
Consumer	—	—
Loans with no related allowance recorded	$4,934	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	456	117
Consumer	—	—
Loans with an allowance recorded	$456	$117
Total individually evaluated loans	$5,390	$117

	As of December 31, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$307	$—
Owner occupied	331	—
Total	638	—
Residential real estate:
Residential one-to-four family	3,778	—
Home equity	511	—
Total	4,289
Commercial and industrial	497	—
Consumer	—	—
Loans with no related allowance recorded	$5,424	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	464	122
Consumer	—	—
Loans with an allowance recorded	$464	$122
Total individually evaluated loans	$5,888	$122

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

There were no loan modifications granted based on borrower financial difficulty during the three months ended March 31, 2026 or for the year ended December 31, 2025. During the three months ended March 31, 2026 and the three months ended March 31, 2025, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. There were no charge-offs on modified loans during the three months ended March 31, 2026 or the three months ended March 31, 2025.

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

The grades assigned and definitions are as follows: loans graded excellent, above average, good are classified as “Pass” for grading purposes (risk ratings 1-4). All loans risk rated Special Mention (5), Substandard (6), Doubtful (7), and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as Substandard, Doubtful, and Loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity, and consumer loans are grouped with “Pass” rated loans. Nonaccrual residential real estate, home equity, and consumer loans are risk rated as “Substandard” and individually evaluated.

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

The following tables summarize the amortized cost basis by aggregate Pass and criticized categories of Special Mention and Substandard within the Company’s internal risk rating system by year of origination as of March 31, 2026 and December 31, 2025. The tables also summarize gross charge-offs by year of origination for the three months ended March 31, 2026 and for the year ended December 31, 2025.

	As of and three-months ended March 31, 2026
	Term Loan Origination by Year						Revolving Loans
	March 31, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial Real Estate:
Pass (Rated 1- 4)	$7,847	$74,264	$54,497	$52,456	$188,978	$616,311	$72,824	$1,613	$1,068,790
Special Mention (Rated 5)	—	11,736	—	—	—	11,134	—	—	22,870
Substandard (Rated 6)	—	—	—	—	—	9,468	—	—	9,468
Total commercial real estate loans	$7,847	$86,000	$54,497	$52,456	$188,978	$636,913	$72,824	$1,613	$1,101,128

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$7,847	$86,000	$54,497	$52,456	$188,978	$636,506	$72,824	$1,613	$1,100,721
Nonaccrual	—	—	—	—	—	407	—	—	407

Residential One-to-Four Family:
Pass	$17,214	$104,029	$86,773	$54,951	$82,268	$367,593	$10,879	$—	$723,707
Substandard	—	—	—	345	—	3,830	—	—	4,175
Total residential one-to-four family	$17,214	$104,029	$86,773	$55,296	$82,268	$371,423	$10,879	$—	$727,882

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$17,214	$104,029	$86,773	$54,951	$82,268	$368,114	$10,879	$—	$724,228
Nonaccrual	—	—	—	345	—	3,309	—	—	3,654

Home Equity:
Pass	$1,668	$7,439	$7,059	$5,897	$6,637	$17,076	$89,431	$3,129	$138,336
Substandard	—	—	35	75	—	—	31	88	229
Total home equity loans	$1,668	$7,439	$7,094	$5,972	$6,637	$17,076	$89,462	$3,217	$138,565

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$34	$34

Payment Performance:
Performing	$1,668	$7,439	$7,059	$5,897	$6,637	$17,076	$89,431	$3,129	$138,336
Nonaccrual	—	—	35	75	—	—	31	88	229

	As of and three-months ended March 31, 2026
	Term Loans Originated by Year						Revolving Loans
	March 31, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$2,240	$18,982	$23,766	$9,016	$22,103	$45,568	$84,078	$56	$205,809
Special Mention (Rated 5)	—	—	7,778	2,051	—	39	4,820	—	14,688
Substandard (Rated 6)	—	—	—	5,098	509	310	1,351	—	7,268
Total commercial and industrial loans	$2,240	$18,982	$31,544	$16,165	$22,612	$45,917	$90,249	$56	$227,765

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$2	$2

Payment Performance:
Performing	$2,240	$18,982	$31,544	$16,165	$22,612	$45,613	$90,162	$56	$227,374
Nonaccrual	—	—	—	—	—	304	87	—	391

Consumer:
Pass	$117	$234	$469	$580	$254	$106	$790	$—	$2,550
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$117	$234	$469	$580	$254	$106	$790	$—	$2,550

Current period gross charge-offs	$13	$—	$—	$—	$—	$—	$—	$45	$58

Payment Performance:
Performing	117	234	469	580	254	106	790	—	$2,550
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of and Year Ended December 31, 2025
	Term Loan Origination by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$83,434	$48,533	$50,248	$190,369	$224,149	$404,143	$75,646	$1,620	$1,078,142
Special Mention (Rated 5)	—	—	—	—	—	11,397	—	—	11,397
Substandard (Rated 6)	—	—	—	—	—	9,524	—	—	9,524
Total commercial real estate loans	$83,434	$48,533	$50,248	$190,369	$224,149	$425,064	$75,646	$1,620	$1,099,063

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$83,434	$48,533	$50,248	$190,369	$224,149	$424,640	$75,646	$1,620	$1,098,639
Nonaccrual	—	—	—	—	—	424	—	—	424

Residential One-to-Four Family:
Pass	$103,977	$87,661	$55,385	$83,428	$81,480	$294,238	$8,608	$—	$714,777
Substandard	—	—	348	—	660	3,285	—	—	4,293
Total residential one-to-four family	$103,977	$87,661	$55,733	$83,428	$82,140	$297,523	$8,608	$—	$719,070

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Payment Performance:
Performing	$103,977	$87,661	$55,385	$83,428	$81,480	$294,752	$8,608	$—	$715,291
Nonaccrual	—	—	348	—	660	2,771	—	—	3,779

Home Equity:
Pass	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Substandard	—	11	79	—	—	—	333	88	511
Total home equity loans	$7,816	$7,327	$6,570	$6,910	$4,571	$13,210	$88,103	$3,294	$137,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$11	$35

Payment Performance:
Performing	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Nonaccrual	—	11	79	—	—	—	333	88	511

	As of and Year Ended December 31, 2025
	Term Loans Originated by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$17,603	$33,394	$11,776	$23,117	$22,220	$25,673	$74,015	$58	$207,856
Special Mention (Rated 5)	—	—	19	—	72	—	5,648	—	5,739
Substandard (Rated 6)	—	—	5,259	526	—	975	1,435	—	8,195
Total commercial and industrial loans	$17,603	$33,394	$17,054	$23,643	$22,292	$26,648	$81,098	$58	$221,790

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$9	$9

Payment Performance:
Performing	$17,603	$33,394	$17,054	$23,643	$22,292	$26,299	$80,999	$58	$221,342
Nonaccrual	—	—	—	—	—	349	99	—	448

Consumer:
Pass	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$405	$514	$698	$313	$63	$85	$851	$—	$2,929

Current period gross charge-offs	$152	$—	$—	$—	$—	$6	$—	$70	$228

Payment Performance:
Performing	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Nonaccrual	—	—	—	—	—	—	—	—	—

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful, or Loss for the periods noted.

	March 31, 2026	December 31, 2025
	(Dollar in thousands)
Criticized loans:
Special Mention:
Commercial real estate loans	$22,870	$11,397
Commercial and industrial loans	14,688	5,739
Total	37,558	17,136

Substandard:
Commercial real estate loans	9,468	9,524
Commercial and industrial loans	7,268	8,195
Residential real estate loans	4,404	4,804
Total	21,140	22,523

Total criticized loans	$58,698	$39,659
Total criticized loans as a percentage of total loans	2.7%	1.8%

At March 31, 2026 and December 31, 2025, the Company did not have any loans rated Doubtful or Loss.

At March 31, 2026, total criticized loans, defined as special mention and substandard loans, totaled $58.7 million, or 2.7% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $20.5 million, from $17.1 million, or 0.8% of total loans, at December 31, 2025 to $37.6 million, or 1.7% of total loans, at March 31, 2026. During the same period, substandard loans decreased $1.4 million, or 6.1%, to $21.1 million, or 1.0% of total loans.

Of the $37.6 million in loans designated special mention at March 31, 2026, $14.7 million, or 39.1%, are commercial and industrial loans, and $22.9 million, or 60.9%, are commercial real estate loans. Of the $21.1 million in loans categorized substandard at March 31, 2026, $7.3 million, or 34.4%, are commercial and industrial loans, $9.5 million, or 44.8%, are commercial real estate loans, and $4.4 million, or 20.8%, are residential real estate loans. Of the total $58.7 million in criticized loans at March 31, 2026, 96.1% are current and paying as agreed.

The increase in special mention loans from December 31, 2025 to March 31, 2026 resulted from the downgrade of two commercial relationships totaling $21.5 million, from “pass” risk ratings to special mention. The two relationships are paying as agreed and are being monitored closely by Management.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At March 31, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At March 31, 2026 and December 31, 2025, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the three months ended March 31, 2026, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $94,000 for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively. At March 31, 2026, future amortization of the core deposit intangible totaled $375,000 for each of the next two years and $219,000 thereafter.

7. SHARE-BASED COMPENSATION

Restricted Stock Awards.

On January 28, 2025, the Company’s Board of Director’s approved the Amended and Restated 2021 Omnibus Incentive Plan (the “Amended and Restated Plan”) to increase the total number of shares of common stock available for issuance by 1,000,000 shares, subject to shareholder approval. On May 14, 2025, the Company held its Annual Meeting of Shareholders at which time the Company’s shareholders approved the Amended and Restated Plan, as presented, to increase the total number of shares of common stock available for issuance by 1,000,000 shares. The Amended and Restated Plan became effective with such shareholder approval on May 14, 2025. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the Amended and Restated Plan.

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the Amended and Restated Plan, whereby shares are granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the employee’s responsibilities, reward performance and leadership and as a retention tool. The objective of the award is to align compensation for the eligible participants of the Company and directors over a multi-year period directly with the interests of the Company’s shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value, and relative shareholder return.

2023 Long-Term Incentive Plan.

In March 2023, the Committee granted 120,998 shares under the 2023 Long-Term Incentive Plan (the “2023 LTI Plan”). Of the 120,998 shares granted, 60,499 shares, or 50% of the shares granted, were time-based restricted shares and vested ratably over a three-year period. The remaining 60,499 shares, or 50% of the shares granted, were performance-based restricted shares that were subject to the achievement of the 2023 LTI Plan performance metrics.

The Committee selected Return on Average Equity (“ROAE”) and Three-Year Cumulative Diluted Earnings Per Share (“EPS”) as the long-term performance goal. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. The actual number of performance shares that vest will be determined at the end of the three-year period, depending upon the Company’s performance against the three-year goals and alignment to shareholder value. The grants were made and awarded as 50% performance-based shares and 50% time-based shares.

For each performance-based goal, achieving threshold performance pays at 50% of target value, and achieving stretch performance pays at 150% of target value. The 2023 LTI Plan included a “catch-up” provision which allowed unearned performance-based restricted shares from the first and second performance periods to be earned at the end of the three-year period based on final year performance. To the extent earned at the end of the performance period, performance shares would be paid in the form of vested shares of common stock at a date determined by the Committee within seventy-five (75) days following the end of the performance period.

The Threshold, Target and Stretch metrics under the 2023 LTI Plan are as follows:

	ROAE Metrics – 50% Weighted
Performance Period Ending	Threshold	Target	Stretch	Actual
December 31, 2023	8.00%	8.45%	8.85%	6.47%
December 31, 2024	8.75%	9.25%	9.75%	4.93%
December 31, 2025	9.00%	9.50%	10.00%	6.35%

	EPS Metrics – 50% Weighted
Performance Period Ending	Threshold	Target	Stretch	Actual
Three-Year Cumulative Diluted EPS	$2.39	$2.65	$2.89	$2.01

As of December 31, 2025, the three-year performance period for the 2023 LTI Plan ended and all performance-based shares granted were forfeited by the Committee on January 21, 2026. A total of 54,754 performance-based shares were forfeited during the first quarter of 2026.

2023 Annual Equity Retainer.

In March 2023, under the Company’s 2021 Omnibus Plan, each non-employee director received an annual equity retainer of 2,022 time-based restricted shares of WNEB common stock. In total, 18,198 shares were granted and fully vested on December 31, 2023.

2024 Long-Term Incentive Plan.

In March 2024, the Committee granted 146,422 shares under the 2024 Long-Term Incentive Plan (the “2024 LTI Plan”). Of the 146,422 shares granted, 73,211 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 73,211 shares, or 50% of the share granted, were performance-based restricted shares that are subject to the achievement of the 2024 LTI Plan performance metrics.

The Committee selected ROAE and EPS as the long-term performance goals. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. The actual number of performance shares that vest will be determined at the end of the three-year period, depending upon the Company’s performance against the three-year goals and alignment to shareholder value. The grants were made and awarded as 50% performance-based shares and 50% time-based shares.

For each performance-based goal, achieving threshold performance pays at 50% of target value, and achieving stretch performance pays at 150% of target value. The 2024 LTI Plan includes a “catch-up” provision which allows unearned performance-based restricted shares from the first and second performance periods to be earned at the end of the three-year period based on final year performance. To the extent earned at the end of the performance period, performance shares will be paid in the form of vested shares of common stock at a date determined by the Committee within seventy-five (75) days following the end of the performance period.

The Threshold, Target and Stretch metrics under the 2024 LTI Plan are as follows:

	ROAE Metrics – 50% Weight
Performance Period Ending	Threshold	Target	Stretch
December 31, 2024	5.05%	5.61%	6.17%
December 31, 2025	6.18%	6.86%	7.55%
December 31, 2026	7.30%	8.11%	8.92%

	EPS Metrics – 50% Weight
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

2025 Long-Term Incentive Plan.

In March 2025, the Committee granted 140,384 shares under the 2025 Long-Term Incentive Plan (the “2025 LTI Plan”). Of the 140,384 shares granted, 70,192 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 70,192 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2025 LTI Plan performance metrics.

The Committee selected ROAE and EPS as the long-term performance goals. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. The actual number of performance shares that vest will be determined at the end of the three-year period, depending upon the Company’s performance against the three-year goals and alignment to shareholder value. The grants were made and awarded as 50% performance-based shares and 50% time-based shares.

For each performance-based goal, achieving threshold performance pays at 50% of target value, and achieving stretch performance pays at 150% of target value. The 2025 LTI Plan includes a “catch-up” provision which allows unearned performance-based restricted shares from the first and second performance periods to be earned at the end of the three-year period based on final year performance. To the extent earned at the end of the performance period, performance shares will be paid in the form of vested shares of common stock at a date determined by the Committee within seventy-five (75) days following the end of the performance period.

The Threshold, Target and Stretch metrics under the 2025 LTI Plan are as follows:

	ROAE Metrics – 50% Weight
Performance Period Ending	Threshold	Target	Stretch
December 31, 2025	5.12%	6.10%	7.32%
December 31, 2026	6.10%	7.24%	8.69%
December 31, 2027	6.52%	7.76%	9.31%

	EPS Metrics – 50% Weight
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

2026 Long-Term Incentive Plan.

In March 2026, the Committee granted 105,972 shares under the 2026 Long-Term Incentive Plan (the “2026 LTI Plan”). Of the 105,972 shares granted, 52,986 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 52,986 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2026 LTI Plan performance metrics.

The Committee selected ROAE and EPS as the long-term performance goals. Each of these two measures were independently assigned a 50% weight for determining future performance against goals. The actual number of performance shares that vest will be determined at the end of the three-year period, depending upon the Company’s performance against the three-year goals and alignment to shareholder value. The grants were made and awarded as 50% performance-based shares and 50% time-based shares.

For each performance-based goal, achieving threshold performance pays at 50% of target value, and achieving stretch performance pays at 150% of target value. The 2026 LTI Plan includes a “catch-up” provision which allows unearned performance-based restricted shares from the first and second performance periods to be earned at the end of the three-year period based on final year performance. To the extent earned at the end of the performance period, performance shares will be paid in the form of vested shares of common stock at a date determined by the Committee within seventy-five (75) days following the end of the performance period.

The Threshold, Target and Stretch metrics under the 2026 LTI Plan are as follows:

	ROAE Metrics – 50% Weight
Performance Period Ending	Threshold	Target	Stretch
December 31, 2026	6.21%	7.31%	8.77%
December 31, 2027	7.01%	8.25%	9.90%
December 31, 2028	7.65%	9.00%	10.80%

	EPS Metrics – 50% Weight
Performance Period Ending	Threshold	Target	Stretch
Three-Year Cumulative Diluted EPS	$2.82	$3.32	$3.98

2026 Annual Equity Retainer.

In March 2026, under the Company’s Amended and Restated Plan, each non-employee director received an annual equity retainer of 1,603 time-based restricted shares of WNEB common stock. In total, 12,824 shares were granted and will become fully vested on December 31, 2026.

At March 31, 2026, there were 940,502 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at March 31, 2026 and March 31, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2025	261,000	9.11
Shares granted	54,086	12.48
Shares reissued	64,710	12.48
Shares forfeited	(54,754)	9.89
Balance at March 31, 2026	325,042	10.21

	Shares	Weighted Average Grant Date Fair Value ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	115,824	9.30
Forfeited shares reissued	24,560	9.30
Shares forfeited	(22,176)	9.12
Shares vested	(31,460)	9.12
Balance at March 31, 2025	341,480	9.11

The Company recorded a total (benefit) expense for restricted stock awards of $(187,000) and $145,000 for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company also utilizes FHLB borrowings as part of the Company’s overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans, commercial real estate loans, and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At March 31, 2026, the Company pledged $932.5 million of eligible collateral to support its borrowing capacity at the FHLB.

At March 31, 2026 and December 31, 2025, short-term FHLB advances totaled $10.0 million with a weighted average rate of 3.99%. The Company also has a standing available Overnight Ideal Way Line of Credit (“Ideal Way Line of Credit”) with the FHLB of $9.5 million. Interest on the Ideal Way Line of Credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At March 31, 2026 and December 31, 2025, the Company did not have an outstanding balance under the Ideal Way Line of Credit. At March 31, 2026, the Company had an immediate availability to borrow an additional $485.1 million from the FHLB, including the Ideal Way Line of Credit, based on qualified collateral pledged.

Other borrowings, held as collateral for customer swap arrangements, totaled $3.8 million at March 31, 2026, with a weighted average rate of 3.64%, and $3.3 million at December 31, 2025, with a weighted average rate of 3.64%.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “FRB Discount Window”). At March 31, 2026 and December 31, 2025, the Company had an available line of credit of $337.3 million and $349.0 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio, not otherwise pledged. At March 31, 2026 and December 31, 2025, the Company did not have an outstanding balance under the FRB Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of March 31, 2026 and December 31, 2025, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. At both March 31, 2026 and December 31, 2025, long-term debt consisted of $73.0 million in outstanding FHLB advances with a weighted average fixed rate of 4.94%.

9. SUBORDINATED DEBT

On April 20, 2021, the Company completed an offering of $20 million in aggregate principal amount of its 4.875% fixed-to-floating rate subordinated notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. At March 31, 2026, $19.8 million aggregate principal amount of the Notes was outstanding.

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

The Notes are presented net of issuance costs of $200,000 as of March 31, 2026, which are being amortized into interest expense over the life of the Notes. Amortization of issuance costs into interest expense was $10,000 for both the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively.

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

At March 31, 2026 and December 31, 2025, there were no outstanding fair value hedges on the balance sheet.

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

Fair Values of Derivative Instruments on the Balance Sheet.

The tables below present the fair value of our derivative financial instruments designated as non-hedging instruments as well as our classification on the balance sheet as of March 31, 2026 and December 31, 2025.

March 31, 2026	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$551		$4,166
Interest rate swap – with dealer counterparties		4,166		551
Total derivatives	Other Assets	$4,717	Other Liabilities	$4,717

December 31, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)
Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$821		$4,142
Interest rate swap – with dealer counterparties		4,142		821
Total derivatives	Other Assets	$4,963	Other Liabilities	$4,963

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

There were no gains or losses on fair value hedging relationships recorded through interest income for the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively.

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the three months ended March 31, 2026 and the three months ended March 31, 2025, respectively.

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

At March 31, 2026, the Company had minimum collateral posting thresholds with certain derivative counterparties. At March 31, 2026, the Company did not have any derivatives in a net liability position with its counterparties and was not required to post collateral under these agreements.

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

Securities. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. All other securities are measured at fair value in Level 2 and are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads, and new issue data. These securities include government-sponsored enterprise obligations, state and municipal obligations, corporate bonds, residential mortgage-backed securities guaranteed and sponsored by the U.S. government or an agency thereof. Fair value measurements are obtained from a third-party pricing service and are not adjusted by management.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$173,215	$—	$173,215
Marketable equity securities	610	—	—	610
Interest rate swaps	—	4,717	—	4,717
Total assets	$610	$177,932	$—	$178,542

Liabilities:
Interest rate swaps	$—	$4,717	$—	$4,717

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$175,800	$—	$175,800
Marketable equity securities	632	—	—	632
Interest rate swaps	—	4,963	—	4,963
Total assets	$632	$180,763	$—	$181,395

Liabilities:
Interest rate swaps	$—	$4,963	$—	$4,963

There were no transfers to or from Level 3 for assets measured at fair value on a recurring basis during the three months ended March 31, 2026 or for the year ended December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following table summarizes the fair value hierarchy used to determine the carrying values of the related assets as of December 31, 2025. There were no collateral dependent loans measured at fair value on a nonrecurring basis as of March 31, 2026.

Three Months Ended
	At December 31, 2025			March 31, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$1	$—

The amount of individually evaluated collateral dependent loans represents the carrying value, net of the related write-down or valuation allowance of collateral dependent loans for which adjustments are based on the estimated fair value of the underlying collateral.  The fair value of collateral dependent loans with specific allocations of the allowance for credit losses on loans is generally based on real estate appraisals performed by independent licensed or certified appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Management will discount appraisals as deemed necessary based on the date of the appraisal and new information deemed relevant to the valuation. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	March 31, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$56,137	$56,137	$—	$—	$56,137
Securities held-to-maturity	185,392	4,918	149,897	—	154,815
Securities available-for-sale	173,215	—	173,215	—	173,215
Marketable equity securities	610	610	—	—	610
FHLB and other restricted stock	5,736	—	—	5,736	5,736
Loans - net	2,180,505	—	—	2,075,030	2,075,030
Accrued interest receivable	8,931	—	—	8,931	8,931
Mortgage servicing rights	288	—	774	—	774
Derivative asset	4,717	—	4,717	—	4,717

Liabilities:
Deposits	2,381,792	—	—	2,380,425	2,380,425
Short-term borrowings	23,810	—	23,830	—	23,830
Long-term debt	73,000	—	73,300	—	73,300
Subordinated debt	19,800	—	17,381	—	17,381
Accrued interest payable	816	—	—	816	816
Derivative liabilities	4,717	—	4,717	—	4,717

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,381	$40,381	$—	$—	$40,381
Securities held-to-maturity	188,800	4,898	153,606	—	158,504
Securities available-for-sale	175,800	—	175,800	—	175,800
Marketable equity securities	632	632	—	—	632
FHLB and other restricted stock	5,359	—	—	5,359	5,359
Loans - net	2,163,295	—	—	2,061,147	2,061,147
Accrued interest receivable	8,783	—	—	8,783	8,783
Mortgage servicing rights	318	—	673	—	673
Derivative asset	4,963	—	4,963	—	4,963

Liabilities:
Deposits	2,360,908	—	—	2,359,790	2,359,790
Short-term borrowings	13,270	—	13,286	—	13,286
Long-term debt	73,000	—	73,601	—	73,601
Subordinated debt	19,790	—	15,796	—	15,796
Accrued interest payable	752	—	—	752	752
Derivative liabilities	4,963	—	4,963	—	4,963

12. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures – Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. ASU 2024-03 requires new financial statement disclosures in tabular form, disaggregating information about prescribed categories underlying any relevant income statement expense caption. The prescribed categories include, among other things, employee compensation, depreciation, and intangible asset amortization. Additionally, entities must disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. This ASU is effective for the Company, on a prospective basis, for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027 and is not expected to have a material impact on the Company’s consolidated financial statements.

13. SEGMENT

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole.  The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings, time deposits, cash management, and wealth management. The CODM primarily evaluates performance using net interest income and net income as reported in the consolidated statement of income. The Company’s primary measure of profitability is net interest and dividend income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for credit losses, non-interest income, and non-interest expense. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM consists of members of the Senior Management team, including the Chief Executive Officer, the Chief Financial Officer, the Chief Banking Officer, and the Chief Lending Officer.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview.

We strive to remain a leader in meeting the financial service needs of the local community and to provide quality service to the individuals and businesses in the market areas that we have served since 1853. Historically, we have been a community-oriented provider of traditional banking products and services to business organizations and individuals, including products such as residential and commercial real estate loans, commercial and industrial loans, consumer loans, and a variety of deposit products. We meet the needs of our local community through a community-based and service-oriented approach to banking.

The Company has adopted a growth-oriented strategy that continues to focus on increasing commercial lending and residential lending. Our strategy also calls for increasing deposit relationships, specifically core deposits, which the Company defines as all deposits except for time deposits, and broadening our product lines and services. We believe that this business strategy is best for our long-term success and viability and complements our existing commitment to high-quality customer service.

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability, efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and the Capital Region in Connecticut;

●	Grow the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems, and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders, and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through mergers and acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months ended March 31, 2026 in the context of this strategy.

●	The Company reported an increase in net income of $2.5 million, or 107.4%, from $2.3 million, or $0.11 per diluted share, for the three months ended March 31, 2025, to $4.8 million, or $0.24 per diluted share, for the three months ended March 31, 2026. Net interest income increased $3.3 million, or 21.2%, provision for credit losses decreased $67,000, or 47.2%, non-interest income increased $674,000, or 24.4%, and non-interest expense increased $824,000, or 5.4%, during the same period.

●	During the three months ended March 31, 2026, the Company recorded a provision for credit losses of $75,000, a decrease of $67,000, or 47.2%, from $142,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in unfunded commitments.

●	Net interest income increased $3.3 million, or 21.2%, to $18.8 million, for the three months ended March 31, 2026, from $15.5 million for the three months ended March 31, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.8 million, or 6.5%, and a decrease in interest expense of $1.4 million, or 11.2%. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities of 36 basis points, from 2.82% for the three months ended March 31, 2025 to 2.46% for the three months ended March 31, 2026.

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

There have been no material changes to our critical accounting policies during the three months ended March 31, 2026. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2025 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2026 AND DECEMBER 31, 2025

At March 31, 2026, total assets were $2.8 billion, an increase of $28.0 million, or 1.0%, from December 31, 2025. The increase in total assets was primarily due to an increase in total loans of $17.2 million, or 0.8%, and an increase in cash and cash equivalents of $15.8 million, or 39.0%.

At March 31, 2026, the investment securities portfolio totaled $359.2 million, or 13.0% of total assets, compared to $365.2 million, or 13.3% of total assets, at December 31, 2025. At March 31, 2026, the Company’s available-for-sale securities portfolio, recorded at fair market value, was $173.2 million, a decrease of $2.6 million, or 1.5%, from $175.8 million at December 31, 2025. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $3.4 million, or 1.8%, from $188.8 million at December 31, 2025 to $185.4 million at March 31, 2026.

At March 31, 2026, the Company reported net unrealized losses on the available-for-sale securities portfolio of $23.0 million, or 11.7% of the amortized cost basis of the available-for-sale securities portfolio, compared to net unrealized losses of $22.4 million, or 11.3% of the amortized cost basis of the available-for-sale securities at December 31, 2025. At March 31, 2026, the Company reported net unrealized losses on the held-to-maturity securities portfolio of $30.6 million, or 16.5% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $30.3 million, or 16.1% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2025.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments, and marketable equity securities. The securities, with the exception of $11.0 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses with the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At March 31, 2026 and December 31, 2025, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization, and payoffs, which supports the Bank’s objective to provide liquidity.

Total loans increased $17.2 million, or 0.8%, from $2.2 billion, or 79.7% of total assets, at December 31, 2025 to $2.2 billion, or 79.5% of total assets, at March 31, 2026. The increase in total loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $9.6 million, or 1.1%, an increase in commercial and industrial loans of $6.0 million, or 2.7%, and an increase in commercial real estate loans of $2.1 million, or 0.2%.

Total delinquency was $3.2 million, or 0.14% of total loans, at March 31, 2026, compared to $3.1 million, or 0.14% of total loans, at December 31, 2025. At March 31, 2026, nonaccrual loans totaled $4.7 million, or 0.21% of total loans, compared to $5.2 million, or 0.24% of total loans, at December 31, 2025. At March 31, 2026 and December 31, 2025, there were no loans 90 or more days past-due and still accruing interest. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $4.7 million, or 0.17% of total assets, at March 31, 2026, compared to $5.2 million, or 0.19% of total assets, at December 31, 2025. At March 31, 2026 and December 31, 2025, the Company did not have any other real estate owned.

At March 31, 2026, the allowance for credit losses was $20.5 million, or 0.93% of total loans and 436.9% of nonaccrual loans, compared to $20.3 million, or 0.93% of total loans and 393.2% of nonaccrual loans, at December 31, 2025.

At March 31, 2026, total criticized loans, defined as special mention and substandard loans, totaled $58.7 million, or 2.7% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $20.5 million, from $17.1 million, or 0.8% of total loans, at December 31, 2025 to $37.6 million, or 1.7% of total loans, at March 31, 2026. During the same period, substandard loans decreased $1.4 million, or 6.1%, to $21.1 million, or 1.0% of total loans.

Of the $37.6 million in loans designated special mention at March 31, 2026, $14.7 million, or 39.1%, are commercial and industrial loans, and $22.9 million, or 60.9%, are commercial real estate loans. Of the $21.1 million in loans categorized substandard at March 31, 2026, $7.3 million, or 34.4%, are commercial and industrial loans, $9.5 million, or 44.8%, are commercial real estate loans, and $4.4 million, or 20.8%, are residential real estate loans. Of the total $58.7 million in criticized loans at March 31, 2026, 96.1% are current and paying as agreed.

The increase in special mention loans from December 31, 2025 to March 31, 2026 resulted from the downgrade of two commercial relationships totaling $21.5 million, from “pass” risk ratings to special mention. The two relationships are paying as agreed and are being monitored closely by management.

Our commercial real estate portfolio consists of diversified property types that are primarily within our geographic footprint. At March 31, 2026, the commercial real estate portfolio totaled $1.1 billion and represented 50.1% of total loans. Of the $1.1 billion, $918.2 million, or 83.4%, was categorized as non-owner occupied commercial real estate and represented 329.8% of the Bank’s total risk-based capital.

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

The Company holds a concentration in commercial real estate loans. As of March 31, 2026, commercial real estate loans represented 395.5% of consolidated bank risk-based capital. Non-owner occupied commercial real estate loans totaled $918.2 million, or 329.8% of consolidated bank risk-based capital, and owner-occupied commercial real estate loans totaled $182.9 million, or 65.7% of consolidated bank risk-based capital. As of March 31, 2026, construction, land development, and other land loans represented 39.6% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 7.6%.

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

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of March 31, 2026:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Office Portfolio	$172,989	$21,481	$194,470	17.7%	8.8%	69.9%
Apartment	171,854	—	171,854	15.6%	7.8%	61.7%
Industrial	128,745	38,783	167,528	15.2%	7.6%	60.2%
Retail	112,367	5,036	117,403	10.7%	5.3%	42.2%
Mixed Use	77,378	5,646	83,024	7.5%	3.8%	29.8%
Other	44,571	24,369	68,940	6.3%	3.2%	24.8%
Self-Storage	45,994	66	46,060	4.2%	2.1%	16.5%
Hotel/Hospitality	41,169	—	41,169	3.7%	1.9%	14.8%
Shopping Center	28,556	6,257	34,813	3.2%	1.6%	12.5%
Warehouse	23,391	10,416	33,807	3.1%	1.5%	12.1%
Automotive Sales	688	45,054	45,742	4.1%	2.1%	16.4%
Adult Care/Assisted Living	28,718	—	28,718	2.6%	1.3%	10.3%
School/Higher Education	10,175	15,737	25,912	2.3%	1.2%	9.3%
Student Housing	24,515	—	24,515	2.2%	1.1%	8.8%
Auto Service and Repair	7,109	10,064	17,173	1.6%	0.8%	6.2%
Total commercial real estate	$918,219	$182,909	$1,101,128	100.0%	50.1%	395.5%
% of Total Bank Risk-Based Capital(1)	329.8%	65.7%	395.5%
% of Total CRE loans	83.4%	16.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At March 31, 2026, of the $1.1 billion in commercial real estate loans, $918.2 million, or 83.4% of total commercial real estate loans, were categorized as non-owner occupied and represented 329.8% of total bank risk-based capital.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Office Portfolio	$174,196	$20,961	$195,157	17.8%	8.9%	70.5%
Apartment	174,330	—	174,330	15.9%	8.0%	62.9%
Industrial	124,601	44,382	168,983	15.4%	7.7%	61.0%
Retail	110,356	5,102	115,458	10.5%	5.3%	41.7%
Mixed Use	75,593	5,741	81,334	7.4%	3.7%	29.4%
Other	45,445	25,376	70,821	6.4%	3.3%	25.5%
Self-Storage	46,106	67	46,173	4.2%	2.1%	16.7%
Automotive Sales	697	45,631	46,328	4.2%	2.1%	16.7%
Hotel/Hospitality	41,582	—	41,582	3.8%	1.9%	15.0%
Shopping Center	28,854	6,292	35,146	3.2%	1.6%	12.7%
Warehouse	23,560	10,339	33,899	3.1%	1.6%	12.2%
Adult Care/Assisted Living	26,783	—	26,783	2.4%	1.2%	9.7%
School/Higher Education	10,420	14,959	25,379	2.3%	1.2%	9.2%
Student Housing	21,563	—	21,563	2.0%	1.0%	7.8%
Auto Service and Repair	6,153	9,974	16,127	1.4%	0.8%	5.8%
Total commercial real estate	$910,239	$188,824	$1,099,063	100.0%	50.4%	396.8%
% of Total Bank Risk-Based Capital(1)	328.6%	68.2%	396.8%
% of Total CRE loans	82.8%	17.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At December 31, 2025, of the $1.1 billion in commercial real estate loans, $910.2 million, or 82.8% of total commercial real estate loans, were categorized as non-owner occupied and represented 328.6% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of March 31, 2026:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)
Office	$63,580	$59,975	$38,285	$—	$11,149	$—	$172,989	62.1%	62.2%
Apartment	106,152	43,389	—	22,313	—	—	171,854	61.7%	52.1%
Industrial	78,601	34,493	—	11,217	—	4,434	128,745	46.2%	56.6%
Retail	53,427	25,732	13,759	6,032	13,417	—	112,367	40.4%	49.6%
Mixed Use	37,651	22,366	—	12,741	—	4,620	77,378	27.8%	55.6%
Self-Storage	36,047	9,180	767	—	—	—	45,994	16.5%	55.2%
Other	39,845	3,940	669	—	117	—	44,571	16.0%	51.2%
Hotel/Hospitality	19,884	21,285	—	—	—	—	41,169	14.8%	50.6%
Adult Care/Assisted Living	8,462	8,473	11,783	—	—	—	28,718	10.3%	57.8%
Shopping Center	9,103	19,453	—	—	—	—	28,556	10.3%	48.0%
Student Housing	6,684	14,831	2,660	—	—	340	24,515	8.8%	57.8%
Warehouse	16,920	4,859	—	—	—	1,612	23,391	8.4%	41.1%
School/Higher Education	10,175	—	—	—	—	—	10,175	3.7%	42.9%
Automotive Service and Repair	4,958	2,151	—	—	—	—	7,109	2.6%	65.8%
Automotive Sales	688	—	—	—	—	—	688	0.2%	56.3%
Total Non-Owner CRE	$492,177	$270,127	$67,923	$52,303	$24,683	$11,006	$918,219	329.8%	54.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location, and weighted average LTV as of December 31, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)
Apartment	$107,299	$43,612	$—	$23,419	$—	$—	$174,330	62.9%	52.2%
Office	63,973	60,433	38,586	—	11,204	—	174,196	62.9%	62.6%
Industrial	74,031	34,887	—	11,229	—	4,454	124,601	45.0%	56.4%
Retail	53,291	25,964	13,865	6,070	11,166	—	110,356	39.8%	50.8%
Mixed Use	35,641	22,503	—	12,809	—	4,640	75,593	27.3%	55.7%
Self-Storage	36,155	9,180	771	—	—	—	46,106	16.6%	55.4%
Other	40,666	3,984	677	—	118	—	45,445	16.4%	51.5%
Hotel/Hospitality	20,074	21,508	—	—	—	—	41,582	15.0%	51.1%
Shopping Center	9,227	19,627	—	—	—	—	28,854	10.4%	48.4%
Adult Care/Assisted Living	8,543	8,514	9,726	—	—	—	26,783	9.7%	58.1%
Warehouse	17,034	4,889	—	—	—	1,637	23,560	8.5%	41.4%
Student Housing	3,628	14,934	2,660	—	—	341	21,563	7.8%	60.7%
School/Higher Education	10,420	—	—	—	—	—	10,420	3.8%	43.3%
Automotive Service and Repair	4,982	1,171	—	—	—	—	6,153	2.2%	65.8%
Automotive Sales	697	—	—	—	—	—	697	0.3%	57.0%
Total Non-Owner CRE	$485,661	$271,206	$66,285	$53,527	$22,488	$11,072	$910,239	328.6%	54.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of March 31, 2026:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)
Owner Occupied CRE
Automotive Sales	$26,974	$18,080	$—	$—	$45,054	16.2%	59.9%
Automotive Service and Repair	4,740	5,324	—	—	10,064	3.6%	53.9%
School/Higher Education	14,759	978	—	—	15,737	5.7%	60.5%
Industrial	32,439	6,150	—	194	38,783	13.9%	49.5%
Mixed Use	4,877	769	—	—	5,646	2.0%	55.8%
Office	18,700	2,781	—	—	21,481	7.7%	55.9%
Retail	5,036	—	—	—	5,036	1.8%	50.0%
Shopping Center	4,119	2,138	—	—	6,257	2.2%	55.7%
Self-Storage	66	—	—	—	66	-%	50.7%
Warehouse	10,077	339	—	—	10,416	3.7%	63.6%
Other	15,222	8,527	620	—	24,369	8.9%	40.7%
Total Owner Occupied CRE	$137,009	$45,086	$620	$194	$182,909	65.7%	54.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)
Owner Occupied CRE
Automotive Sales	$27,404	$18,227	$—	$—	$45,631	16.5%	60.4%
Automotive Service and Repair	4,626	5,348	—	—	9,974	3.6%	53.7%
School/Higher Education	14,959	—	—	—	14,959	5.4%	63.9%
Industrial	37,852	6,331	—	199	44,382	16.0%	50.9%
Mixed Use	4,964	777	—	—	5,741	2.1%	56.3%
Office	18,550	2,411	—	—	20,961	7.6%	56.1%
Retail	5,102	—	—	—	5,102	2.1%	50.4%
Shopping Center	4,201	2,091	—	—	6,292	2.2%	55.6%
Self-Storage	67	—	—	—	67	-%	51.3%
Warehouse	9,992	347	—	—	10,339	3.7%	63.9%
Other	15,903	8,600	873	—	25,376	9.0%	40.6%
Total Owner Occupied CRE	$143,620	$44,132	$873	$199	$188,824	68.2%	54.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $194.5 million, or 69.9% of total bank risk-based capital, and $195.2 million, or 70.5% of total bank risk-based capital, as of March 31, 2026 and December 31, 2025, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

March 31, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$107,256	$10,616	$117,872	60.6%	42.3%
Office/Professional Metro	3,547	7,690	11,237	5.8%	4.0%
Office/Professional Suburban	35,195	2,964	38,159	19.6%	13.7%
Office/Professional Urban	26,991	211	27,202	14.0%	9.8%
Total Office Portfolio	$172,989	$21,481	$194,470	100.0%	69.9%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$108,113	$9,941	$118,054	60.5%	42.6%
Office/Professional Metro	3,577	7,796	11,373	5.8%	4.1%
Office/Professional Suburban	35,686	3,011	38,697	19.8%	14.0%
Office/Professional Urban	26,820	213	27,033	13.9%	9.8%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

CRE office loans are primarily concentrated in Massachusetts, where approximately 42.3% of the total balance of CRE office loans were located at both March 31, 2026 and December 31, 2025, respectively. The Company does not have CRE loans secured by office real estate in greater Boston or New York.

March 31, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,580	$18,700	$82,280	42.3%	29.6%
Connecticut	59,975	2,781	62,756	32.3%	22.5%
New Hampshire	38,285	—	38,285	19.7%	13.8%
Other	11,149	—	11,149	5.7%	4.0%
Total Office Portfolio	$172,989	$21,481	$194,470	100.0%	69.9%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,973	$18,550	$82,523	42.3%	29.8%
Connecticut	60,433	2,411	62,844	32.2%	22.7%
New Hampshire	38,586	—	38,586	19.8%	14.0%
Other	11,204	—	11,204	5.7%	4.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the CRE office loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

March 31, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$165,070	$21,212	$186,282	95.8%	66.9%
Special Mention	70	—	70	-%	-%
Substandard	7,849	269	8,118	4.2%	3.0%
Total Office Portfolio	$172,989	$21,481	$194,470	100.0%	69.9%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$166,275	$20,683	$186,958	95.8%	67.5%
Special Mention	72	—	72	-%	-%
Substandard	7,849	278	8,127	4.2%	3.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

Given prevailing market conditions such as recent sustained increases in interest rates, reduced occupancy as a result of the increase in hybrid work arrangements post-COVID, and lower commercial real estate valuations, we carefully monitor these loans for signs of deterioration in credit quality and other risks. Such heightened monitoring includes incremental risk management strategies undertaken by management, including more frequent portfolio reviews, ongoing monitoring of market conditions, and additional portfolio analysis, which may include monitoring concentration limitations, including concentrations by loan type, property type, geographic area, and with participants, where applicable, and risk diversification, tracking aggregated policy and underwriting exceptions and stress testing the loan portfolios.

Deposits.

At March 31, 2026, total deposits were $2.4 billion, an increase of $20.9 million, or 0.9%, from December 31, 2025. Core deposits, which the Company defines as all deposits except time deposits, increased $1.0 million, or 0.1%, from $1.7 billion, or 70.8% of total deposits, at December 31, 2025, to $1.7 billion, or 70.2% of total deposits, at March 31, 2026. Non-interest-bearing deposits increased $3.2 million, or 0.5%, to $597.7 million, and represented 25.1% of total deposits; money market accounts increased $18.1 million, or 2.5%, to $733.7 million; and savings accounts increased $10.5 million, or 5.6%, to $197.1 million. These increases were partially offset by a decrease in interest-bearing checking accounts of $30.8 million, or 17.7%, to $143.5 million.

Time deposits increased $19.9 million, or 2.9%, from $689.9 million at December 31, 2025 to $709.8 million at March 31, 2026. The Company did not have brokered time deposits at March 31, 2026 and December 31, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market. At March 31, 2026, the Bank’s uninsured deposits totaled $706.2 million, or 29.6% of total deposits, compared to $697.6 million, or 29.5% of total deposits, at December 31, 2025. At March 31, 2026, there was one deposit relationship, which is our largest deposit relationship, with a household concentration comprising 5.7% of total deposits, compared to 5.0% of total deposits at December 31, 2025. The next largest deposit relationship is to a local municipality with a concentration of 1.5% of total deposits at March 31, 2026 and 1.9% at December 31, 2025.

The table below is a summary of our deposit balances for the periods noted:

	At March 31, 2026		At December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in thousands)
Demand and interest-bearing checking:
Demand deposit accounts	$597,738	25.1%	$594,516	25.2%
Interest-bearing checking accounts	143,459	6.0%	174,227	7.4%
Savings:
Regular savings accounts	197,100	8.3%	186,597	7.9%
Money market accounts	733,696	30.8%	715,620	30.3%
Total core deposits	1,671,993	70.2%	1,670,960	70.8%
Time deposits	709,799	29.8%	689,948	29.2%
Total deposits	$2,381,792	100.0%	$2,360,908	100.0%

At March 31, 2026, total borrowings were $116.6 million, an increase of $10.5 million, or 9.9%, from $106.1 million at December 31, 2025. At March 31, 2026, short-term borrowings increased $10.5 million, or 79.4%, to $23.8 million, compared to $13.3 million at December 31, 2025. At March 31, 2026 and December 31, 2025, long-term borrowings totaled $73.0 million. At March 31, 2026 and December 31, 2025, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes.

As of March 31, 2026, the Company had $485.1 million of additional borrowing capacity at the FHLB, $337.3 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with two correspondent banks.

At March 31, 2026, shareholders’ equity was $248.1 million, or 9.0% of total assets, compared to $247.6 million, or 9.1% of total assets, at December 31, 2025. The change was primarily attributable to net income of $4.8 million, partially offset by an increase in accumulated other comprehensive loss of $458,000, cash dividends paid of $1.4 million and the repurchase of 186,000 shares at a cost of $2.5 million. At March 31, 2026, total shares outstanding were 20,240,872. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND MARCH 31, 2025

General.

The Company reported an increase in net income of $2.5 million, or 107.4%, from $2.3 million, or $0.11 per diluted share, for the three months ended March 31, 2025, to $4.8 million, or $0.24 per diluted share, for the three months ended March 31, 2026. Net interest income increased $3.3 million, or 21.2%, to $18.8 million, for the three months ended March 31, 2026, from $15.5 million for the three months ended March 31, 2025.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended March 31, 2026 and the three months ended March 31, 2025, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended March 31,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,186,529	$27,559	5.11%	$2,073,486	$25,105	4.91%
Securities(2)	363,983	2,505	2.79	365,371	2,422	2.69
Other investments - at cost	15,585	147	3.83	14,819	191	5.23
Short-term investments(3)	24,831	189	3.09	76,039	840	4.48
Total interest-earning assets	2,590,928	30,400	4.76	2,529,715	28,558	4.58
Total non-interest-earning assets	153,783			156,733
Total assets	$2,744,711			$2,686,448

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$148,869	$300	0.82%	$140,960	$250	0.72%
Savings accounts	190,080	43	0.09	183,869	40	0.09
Money market accounts	728,590	3,822	2.13	704,215	3,968	2.29
Time deposits	691,612	5,813	3.41	702,748	7,118	4.11
Total interest-bearing deposits	1,759,151	9,978	2.30	1,731,792	11,376	2.66
Short-term borrowings and long-term debt	126,193	1,478	4.75	122,786	1,527	5.04
Interest-bearing liabilities	1,885,344	11,456	2.46	1,854,578	12,903	2.82
Non-interest-bearing deposits	588,503			569,638
Other non-interest-bearing liabilities	21,413			25,464
Total non-interest-bearing liabilities	609,916			595,102

Total liabilities	2,495,260			2,449,680
Total equity	249,451			236,768
Total liabilities and equity	$2,744,711			$2,686,448
Less: Tax-equivalent adjustment(2)		(119)			(121)
Net interest and dividend income		$18,825			$15,534
Net interest rate spread(4)			2.28%			1.74%
Net interest rate spread, on a tax equivalent basis(5)			2.30%			1.76%
Net interest margin(6)			2.95%			2.49%
Net interest margin, on a tax equivalent basis(7)			2.97%			2.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.42%			136.40%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements”.
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements”.
(8)	Annualized.

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

	Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
	(In thousands)
Interest-earning assets
Loans(1)	$1,369	$1,085	$2,454
Investment securities(1)	(9)	92	83
Other investments - at cost	10	(54)	(44)
Short-term investments	(566)	(85)	(651)
Total interest-earning assets	804	1,038	1,842

Interest-bearing liabilities
Interest-bearing checking accounts	14	36	50
Savings accounts	1	2	3
Money market accounts	137	(283)	(146)
Time deposits	(113)	(1,192)	(1,305)
Short-term borrowings and long-term debt	42	(91)	(49)
Total interest-bearing liabilities	81	(1,528)	(1,447)
Change in net interest and dividend income(1)	$723	$2,566	$3,289

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements”.

Net interest income increased $3.3 million, or 21.2%, to $18.8 million, for the three months ended March 31, 2026, from $15.5 million for the three months ended March 31, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.8 million, or 6.5%, and a decrease in interest expense of $1.4 million, or 11.2%. The decrease in interest expense was primarily due to a decrease in the average cost of interest-bearing liabilities of 36 basis points, from 2.82% for the three months ended March 31, 2025 to 2.46% for the three months ended March 31, 2026. As a result, the net interest margin increased from 2.49% for the three months ended March 31, 2025, to 2.95% for the three months ended March 31, 2026. The net interest margin, on a tax-equivalent basis, increased 46 basis points from 2.51% for the three months ended March 31, 2025 to 2.97% for the three months ended March 31, 2026.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 18 basis points from 4.56% for the three months ended March 31, 2025 to 4.74% for the three months ended March 31, 2026. The average loan yield, without the impact of tax-equivalent adjustments, increased 19 basis points, from 4.90% for the three months ended March 31, 2025, to 5.09% for the three months ended March 31, 2026. During the three months ended March 31, 2026, average interest-earning assets increased $61.2 million, or 2.4%, to $2.6 billion, primarily due to an increase in average loans of $113.0 million, or 5.5%, partially offset by a decrease in average short-term investments, consisting of cash and cash equivalents, of $51.2 million, or 67.3%.

The average cost of total funds, including non-interest bearing accounts and borrowings, decreased 28 basis points from 2.16% for the three months ended March 31, 2025, to 1.88% for the three months ended March 31, 2026. The average cost of core deposits, which the Company defines as all deposits except time deposits, decreased six basis points from 1.08% for the three months ended March 31, 2025 to 1.02% for the three months ended March 31, 2026. The average cost of time deposits decreased 70 basis points from 4.11% for the three months ended March 31, 2025 to 3.41% for the three months ended March 31, 2026. The average cost of borrowings, including subordinated debt, decreased 29 basis points from 5.04% for the three months ended March 31, 2025 to 4.75% for the three months ended March 31, 2026. Average demand deposits, an interest-free source of funds, increased $18.9 million, or 3.3%, from $569.6 million, or 24.8% of total average deposits, for the three months ended March 31, 2025, to $588.5 million, or 25.1% of total average deposits, for the three months ended March 31, 2026.

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

During the three months ended March 31, 2026, the Company recorded a provision for credit losses of $75,000, a decrease of $67,000, or 47.2%, from $142,000 for the three months ended March 31, 2025. The decrease was primarily due to a decrease in unfunded commitments. The provision for credit losses was determined by a number of factors, including, the continued strong credit performance of the Company’s loan portfolio, changes in the loan portfolio mix and management’s consideration of existing economic conditions. Management will continue to monitor macroeconomic variables related to the current interest rate environment, tariffs, global unrest resulting from conflicts, and the concerns of an economic downturn. Management believes it is appropriately reserved for the current economic environment and supportable forecast.

During the three months ended March 31, 2026, the Company recorded net charge-offs of $55,000, compared to net charge-offs of $29,000 for the three months ended March 31, 2025. Although we believe that we have established and maintained the allowance for credit losses at adequate levels, future adjustments may be necessary if economic, real estate, and other conditions differ substantially from the current operating environment.

Non-Interest Income.

Non-interest income increased $674,000, or 24.4%, from $2.8 million for the three months ended March 31, 2025 to $3.4 million for the three months ended March 31, 2026. During the three months ended March 31, 2026, non-interest income included the recognition of $449,000 in BOLI death benefits. During the same period, service charges and fees on deposits increased $108,000, or 5.3%, and wealth management income increased $129,000, or 49.4%, from $261,000 for the three months ended March 31, 2025 to $390,000 for the three months ended March 31, 2026. Income from BOLI increased $3,000, or 0.6%, from $473,000 for the three months ended March 31, 2025 to $476,000 for the three months ended March 31, 2026.

During the three months ended March 31, 2026 and the three months ended March 31, 2025, the Company reported unrealized losses on marketable equity securities of $13,000 and $5,000, respectively. During the three months ended March 31, 2025, the Company reported a gain of $7,000 from mortgage banking activities and did not have a comparable gain or loss during the three months ended March 31, 2026.

Non-Interest Expense.

Non-interest expense increased $824,000, or 5.4%, from $15.2 million for the three months ended March 31, 2025 to $16.0 million for the three months ended March 31, 2026. The increase in non-interest expense was primarily due to an increase of $816,000, or 9.7%, in salaries and benefits due to increases in health insurance benefits and annual merit increases. Occupancy expense increased $150,000, or 10.6%, due to $255,000 in snow removal costs during the three months ended March 31, 2026, compared to $143,000 for the three months ended March 31, 2025. Debit card processing and ATM network costs increased $86,000, or 14.9%; software related expenses increased $30,000, or 4.6%; and advertising expense increased $13,000, or 3.0%. These expenses were partially offset by a decrease in other non-interest expense of $80,000, or 5.9%, a decrease in data processing expense of $61,000, or 6.9%, a decrease in furniture and equipment expense of $54,000, or 11.1%, a decrease in FDIC insurance expense of $39,000, or 9.0%, and a decrease in professional fees of $37,000, or 6.8%.

For the three months ended March 31, 2026 and the three months ended March 31, 2025, the efficiency ratio was 71.9% and 83.0%, respectively. For the three months ended March 31, 2026, the adjusted efficiency ratio, a non-GAAP financial measure, was 73.4% compared to 83.0% for the three months ended March 31, 2025. The decreases in both the efficiency ratio and the adjusted efficiency ratio were driven by a $4.0 million, or 21.7%, increase in total revenues from the three months ended March 31, 2025 to the three months ended March 31, 2026, while expenses increased $824,000, or 5.4%, during the same period. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio and adjusted efficiency ratio calculations and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

For the three months ended March 31, 2026, income tax expense was $1.4 million, with an effective tax rate of 22.6%, compared to $664,000, with an effective tax rate of 22.4%, for the three months ended March 31, 2025.

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

	For the three months ended
	3/31/2026	3/31/2025
	(Dollars in thousands)
Loans (no tax adjustment)	$27,440	$24,984
Tax-equivalent adjustment(1)	119	121
Loans (tax-equivalent basis)	$27,559	$25,105

Net interest income (no tax adjustment)	$18,825	$15,534
Tax equivalent adjustment(1)	119	121
Net interest income (tax-equivalent basis)	$18,944	$15,655

Average interest-earning assets	$2,590,928	$2,529,715
Net interest margin (no tax adjustment)	2.95%	2.49%
Net interest margin, tax-equivalent	2.97%	2.51%

	At or for the three months ended
	3/31/2026	3/31/2025
	(Dollars in thousands)
Book Value per Share (GAAP)	$12.26	$11.44
Non-GAAP adjustments:
Goodwill	(0.62)	(0.60)
Core deposit intangible	(0.05)	(0.06)
Tangible Book Value per Share (non-GAAP)	$11.59	$10.78

Adjusted Efficiency Ratio:
Non-interest Expense (GAAP)	$16,008	$15,184

	For the three months ended
	3/31/2026	3/31/2025
	(Dollars in thousands)
Net Interest Income (GAAP)	$18,825	$15,534

Non-interest Income (GAAP)	$3,433	$2,759
Non-GAAP adjustments:
Unrealized loss on marketable equity securities	13	5
Gain on bank-owned life insurance death benefit	(449)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$2,997	$2,764
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$21,822	$18,298

Efficiency Ratio (GAAP)	71.92%	83.00%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	73.36%	82.98%

(1)	The tax equivalent adjustment is based upon a 21% tax rate for all periods presented.

Liquidity and Capital Resources.

The term “liquidity” refers to our ability to generate adequate amounts of cash to fund loan originations, loan purchases, deposit withdrawals and operating expenses. Our primary sources of liquidity are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities, and calls of investment securities and funds provided by our operations. We also can borrow funds from the FHLB and the FRB based on eligible collateral of loans and securities. Our material cash commitments include funding loan originations, fulfilling contractual obligations with third-party service providers, maintaining operating leases for certain of our Bank properties and satisfying repayment of our long-term debt obligations.

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

At March 31, 2026 and December 31, 2025, outstanding borrowings from the FHLB were $93.0 million and $83.0 million, respectively. At March 31, 2026, the Company had $485.1 million in available borrowing capacity with the FHLB, including the $9.5 million Ideal Way Line of Credit. The Company has the ability to increase its borrowing capacity with the FHLB by pledging additional investment securities or loans.

The Company has an available line of credit of $337.3 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of March 31, 2026 and December 31, 2025, there were no advances outstanding under either of these lines.

In addition, we have available lines of credit of $15.0 million and $10.0 million with two correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At March 31, 2026 and December 31, 2025, the Company did not have an outstanding balance under either of these lines of credit. In addition, the Company may enter into reverse repurchase agreements with approved broker-dealers which would allow the Company to borrow money by pledging securities as collateral.

The Company also has outstanding, at any time, a significant number of commitments to extend credit and provide financial guarantees to third parties. These arrangements are subject to strict credit control assessments. Guarantees specify limits to our obligations. Since many commitments and almost all guarantees expire without being funded in whole or in part, the contract amounts are not estimates of future cash flows. The Company is also obligated under agreements with the FHLB to repay borrowed funds and is obligated under leases for certain branches, ATMs and equipment.

Maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans, and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At March 31, 2026, the Company had approximately $131.2 million in loan commitments and letters of credit to borrowers and approximately $349.4 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At March 31, 2026, time deposit accounts scheduled to mature within one year totaled $676.4 million, or 95.3% of total time deposits. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of March 31, 2026 were estimated to be $1.8 million, which is expected to be paid within one year. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to twelve years, some of which include options to extend the leases for additional five-year terms up to ten years. At March 31, 2026, undiscounted lease liabilities totaled $7.3 million. Principal payments expected to be made on our lease liabilities during the twelve months ended March 31, 2027 totaled $1.4 million. The remaining lease liability payments totaled $5.9 million and are expected to be made after March 31, 2027.

On April 20, 2021, the Company completed an offering of its private placement of $20.0 million aggregate principal amount of 4.875% fixed-to-floating rate subordinated notes due on May 1, 2031, unless earlier redeemed, to certain qualified institutional buyers (the “Notes”). The Notes bear interest from the initial issue date to, but excluding, May 1, 2026, or the earlier redemption date, at a fixed rate of 4.875% per annum, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year, beginning August 1, 2021, and from and including May 1, 2026, but excluding the maturity date or earlier redemption date, equal to the benchmark rate, which is the 90-day average secured overnight financing rate (“SOFR”), plus 412 basis points, determined on the determination date of the applicable interest period, payable quarterly in arrears on May 1, August 1, November 1 and February 1 of each year. The Company may also redeem the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve. At March 31, 2026 and December 31, 2025, $19.8 million in aggregate principal amount of the Notes was outstanding.

At March 31, 2026, the Company exceeded each of the applicable regulatory capital requirements to be considered “well-capitalized”. As of March 31, 2026, the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

The Company’s and the Bank’s capital ratios are also presented in the following table for the periods noted.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
March 31, 2026
Total Capital (to Risk Weighted Assets):
Consolidated	$292,885	14.14%	$165,744	8.00%	N/A	N/A
Bank	278,394	13.46	165,516	8.00	$206,895	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	252,088	12.17	124,308	6.00	N/A	N/A
Bank	257,398	12.44	124,137	6.00	165,516	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	252,088	12.17	93,231	4.50	N/A	N/A
Bank	257,398	12.44	93,103	4.50	134,482	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	252,088	9.16	110,112	4.00	N/A	N/A
Bank	257,398	9.36	110,043	4.00	137,554	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$291,864	14.19%	$164,584	8.00%	N/A	N/A
Bank	276,990	13.48	164,435	8.00	$205,544	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	123,438	6.00	N/A	N/A
Bank	256,019	12.46	123,326	6.00	164,435	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	92,578	4.50	N/A	N/A
Bank	256,019	12.46	92,495	4.50	133,603	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	251,103	9.13	110,013	4.00	N/A	N/A
Bank	256,019	9.32	109,878	4.00	137,347	5.00

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our assessment of our sensitivity to market risk since our presentation in our 2025 Annual Report. Please refer to Item 7A of the 2025 Annual Report for additional information.

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

Except as set forth in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2025, the Company was not involved in any material pending legal proceedings as a plaintiff or as a defendant, other than routine legal proceedings occurring in the ordinary course of business. We believe that all such claims and actions currently pending against us, if any, are either adequately covered by insurance or would not have a material adverse effect on us if decided in a manner unfavorable to us.

ITEM 1A.	RISK FACTORS.

For a summary of risk factors relevant to our operations, see Part 1, Item 1A, “Risk Factors” in our 2025 Annual Report. There are no additional material changes in the risk factors relevant to our operations since December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
January 1 - 31, 2026	—	—	—	872,465
February 1 – 28, 2026	125,698	13.80	125,698	746,767
March 1 - 31, 2026	60,302	12.81	60,302	686,465
Total	186,000	13.48	186,000	686,465

(1)	On April 22, 2025, the Board authorized a new stock repurchase plan (the “2025 Plan”) under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock, which was approximately 4.8%, of the Company’s outstanding shares of common stock, as of the date the 2025 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended March 31, 2026.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5.	OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the SEC on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended March 31, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2026.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer