Form 10-Q
period 2026-06-30
Western New England Bancorp, Inc.
filed 2026-08-07
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

At August 3, 2026 the registrant had 20,045,872 shares of common stock, $0.01 par value, issued and outstanding.

FORWARD–LOOKING STATEMENTS

We may, from time to time, make written or oral “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, with respect to Western New England Bancorp, Inc.’s (the “Company”) financial condition, liquidity, results of operations, future performance, and business. Forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to:

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

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$22,819	$19,890
Federal funds sold	4,967	2,236
Interest-bearing deposits and other short-term investments	9,880	18,255
Total cash and cash equivalents	37,666	40,381
Securities available-for-sale, at fair value (Amortized cost: $193,454 at June 30, 2026 and $198,194 at December 31, 2025)	170,598	175,800
Securities held-to-maturity, at amortized cost (Fair value: $151,189 at June 30, 2026 and $158,504 at December 31, 2025)	181,723	188,800
Marketable equity securities, at fair value	662	632
Total investment securities	352,983	365,232
Federal Home Loan Bank stock and other restricted stock, at amortized cost	3,790	5,359
Total Loans	2,193,832	2,183,592
Allowance for credit losses	(20,185)	(20,297)
Net loans	2,173,647	2,163,295
Premises and equipment, net	23,776	23,345
Accrued interest receivable	9,008	8,783
Bank-owned life insurance	78,214	79,019
Deferred tax asset, net	12,836	12,716
Goodwill	12,487	12,487
Core deposit intangible	875	1,063
Other assets	27,019	24,800
Total Assets	$2,732,301	$2,736,480

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing deposits	$600,599	$594,516
Interest-bearing deposits	1,800,801	1,766,392
Total deposits	2,401,400	2,360,908

Borrowings:
Short-term borrowings	17,740	13,270
Long-term debt	25,000	73,000
Subordinated debt	19,810	19,790
Total borrowings	62,550	106,060
Securities pending settlement	—	242
Other liabilities	20,072	21,633
Total Liabilities	2,484,022	2,488,843
Shareholders’ Equity:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 20,045,872 and 20,372,786 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	200	204
Additional paid-in capital	110,442	114,515
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,225)	(1,443)
Unearned compensation - Equity Incentive Plan	(1,989)	(1,224)
Retained earnings	157,908	152,302
Accumulated other comprehensive loss, net of tax	(17,057)	(16,717)
Total Shareholders’ Equity	248,279	247,637
Total Liabilities and Shareholders’ Equity	$2,732,301	$2,736,480

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income:
Commercial real estate loans	$13,690	$13,294	$27,330	$26,101
Residential real estate loans	10,605	9,253	21,013	18,162
Commercial and industrial loans	3,609	3,596	6,942	6,788
Consumer loans	56	71	115	147
Total interest income from loans	27,960	26,214	55,400	51,198
Investment securities, taxable	2,456	2,587	4,954	5,008
Marketable equity securities	1	1	8	2
Total interest and dividend income from investment securities	2,457	2,588	4,962	5,010
Other investments	156	169	303	360
Short-term investments	208	641	397	1,481
Total interest income from cash and cash equivalents	364	810	700	1,841
Total interest and dividend income	30,781	29,612	61,062	58,049

Interest expense:
Deposits	10,358	10,437	20,336	21,813
Short-term borrowings	236	47	558	101
Long-term debt	515	1,232	1,417	2,451
Subordinated debt	351	254	605	508
Total interest expense	11,460	11,970	22,916	24,873
Net interest and dividend income	19,321	17,642	38,146	33,176

Provision for (reversal of) credit losses	1,557	(615)	1,632	(473)
Net interest and dividend income after provision for (reversal of) credit losses	17,764	18,257	36,514	33,649

Non-interest income:
Service charges and fees	2,422	2,235	4,553	4,258
Wealth management income	389	293	779	554
Income from bank-owned life insurance	535	516	1,011	989
Net unrealized gain on marketable equity securities	47	25	34	20
Gain on bank-owned life insurance death benefits	1	—	450	—
Gain on mortgage banking activities	—	4	—	11
Gain on non-marketable equity investments	—	243	—	243
Other income	—	95	—	95
Total non-interest income	3,394	3,411	6,827	6,170

Non-interest expense:
Salaries and employee benefits	9,476	8,831	18,705	17,244
Occupancy	1,319	1,265	2,881	2,677
Furniture and equipment	404	491	837	978
Data processing	961	933	1,782	1,815
Software	712	645	1,401	1,304
Debit card and ATM processing expense	644	674	1,307	1,251
Professional fees	622	623	1,131	1,169
FDIC insurance assessment	377	399	769	830
Advertising	457	443	899	872
Other non-interest expenses	1,383	1,352	2,651	2,700
Total non-interest expense	16,355	15,656	32,363	30,840
Income before income taxes	4,803	6,012	10,978	8,979
Income tax provision	1,205	1,422	2,603	2,086
Net income	$3,598	$4,590	$8,375	$6,893

Earnings per common share:
Basic earnings per share	$0.18	$0.23	$0.42	$0.34
Weighted average basic shares outstanding	19,781,515	20,210,650	19,888,504	20,297,582
Diluted earnings per share	$0.18	$0.23	$0.42	$0.34
Weighted average diluted shares outstanding	19,894,399	20,312,881	19,979,139	20,413,006
Dividends per share	$0.07	$0.07	$0.14	$0.14

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$3,598	$4,590	$8,375	$6,893
Other comprehensive income (loss):
Change in fair value of securities available-for-sale	158	1,191	(462)	4,677
Tax effect	(40)	(316)	122	(1,217)
Net-of-tax amount	118	875	(340)	3,460

Other comprehensive income (loss)	118	875	(340)	3,460
Total comprehensive income	$3,716	$5,465	$8,035	$10,353

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

BALANCE AT DECEMBER 31, 2025	20,372,786	$204	$114,515	$(1,443)	$(1,224)	$152,302	$(16,717)	$247,637
Net income	—	—	—	—	—	4,777	—	4,777
Comprehensive loss	—	—	—	—	—	—	(458)	(458)
Common stock held by ESOP committed to be released (63,224 shares)	—	—	99	109	—	—	—	208
Share-based compensation - equity incentive plan	—	—	—	—	(187)	—	—	(187)
Forfeited equity incentive plan shares (54,754 shares)	—	—	(542)	—	542	—	—	—
Forfeited equity incentive plan shares reissued (64,710 shares)	—	—	808	—	(808)	—	—	—
Common stock repurchased	(186,000)	(3)	(2,505)	—	—	—	—	(2,508)
Issuance of common stock in connection with equity incentive plan	54,086	1	674	—	(675)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,373)	—	(1,373)
BALANCE AT MARCH 31, 2026	20,240,872	$202	$113,049	$(1,334)	$(2,352)	$155,706	$(17,175)	$248,096
Net income	—	—	—	—	—	3,598	—	3,598
Comprehensive income	—	—	—	—	—	—	118	118
Common stock held by ESOP committed to be released (63,224 shares)	—	—	103	109	—	—	—	212
Share-based compensation - equity incentive plan	—	—	—	—	343	—	—	343
Forfeited equity incentive plan shares (1,603 shares)	—	—	(20)	—	20	—	—	—
Common stock repurchased	(195,000)	(2)	(2,690)	—	—	—	—	(2,692)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,396)	—	(1,396)
BALANCE AT JUNE 30, 2026	20,045,872	$200	$110,442	$(1,225)	$(1,989)	$157,908	$(17,057)	$248,279

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,375	$6,893
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	1,632	(473)
Depreciation and amortization of premises and equipment	999	1,090
Net amortization of purchase accounting adjustments	—	2
Amortization of core deposit intangible	188	188
Net amortization of premiums and discounts on securities and mortgage loans	488	525
Net amortization of deferred costs on loans	208	129
Net amortization of premiums on subordinated debt	20	20
Share-based compensation expense	156	463
ESOP expense	420	308
Net change in unrealized gains on marketable equity securities	(34)	(20)
Gain on mortgage banking activities	—	(11)
Income from bank-owned life insurance	(1,011)	(989)
Gain on bank-owned life insurance death benefit	(450)	—
Net change in:
Accrued interest receivable	(225)	(251)
Other assets	(1,665)	627
Other liabilities	(2,115)	(2,492)
Net cash provided by operating activities	6,986	6,009

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	6,888	7,183
Purchases of securities available-for-sale	(4,971)	(29,601)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	9,428	7,405
Proceeds from redemption and sales of marketable equity securities	44	—
Purchase of marketable equity securities	(40)	(27)
Net loan originations and principal payments	(12,186)	(21,876)
Redemption of Federal Home Loan Bank of Boston stock	1,569	—
Purchases of premises and equipment	(1,502)	(582)
Proceeds from sales of premises and equipment	52	—
Proceeds from payout on bank-owned life insurance	2,266	—
Net cash provided by (used in) investing activities	1,548	(37,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	40,492	67,466
Increase (decrease) in short-term borrowings	4,470	(1,350)
Repayment of long-term debt	(48,000)	—
Cash dividends paid on common stock	(2,769)	(2,876)
Repurchase of common stock	(5,442)	(4,893)
Net cash (used in) provided by financing activities	(11,249)	58,347

NET CHANGE IN CASH AND CASH EQUIVALENTS:	(2,715)	26,858
Beginning of period	40,381	66,450
End of period	$37,666	$93,308

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(242)	$(163)
Available-for-sale securities purchases pending settlement	—	(8,459)
Interest paid	23,078	24,953
Taxes paid	4,274	2,275

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

JUNE 30, 2026

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of June 30, 2026, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results of operations for the year ending December 31, 2026. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

Earnings per common share for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025 have been computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(Dollars and shares in thousands, except per share data)

Net income applicable to common stock	$3,598	$4,590	$8,375	$6,893

Average number of common shares issued	20,109	20,612	20,211	20,703
Less: Average unallocated ESOP Shares	(137)	(203)	(145)	(211)
Less: Average unvested performance-based equity incentive plan shares	(190)	(198)	(177)	(194)

Average number of common shares outstanding used to calculate basic earnings per common share	19,782	20,211	19,889	20,298
Effect of dilutive performance-based equity incentive plan shares	112	102	90	115
Average number of common shares outstanding used to calculate diluted earnings per share	19,894	20,313	19,979	20,413

Net income per common share:
Basic earnings per share	$0.18	$0.23	$0.42	$0.34
Diluted earnings per share	$0.18	$0.23	$0.42	$0.34

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	June 30, 2026	December 31, 2025
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(22,856)	$(22,394)
Tax effect	5,799	5,677
Net-of-tax amount	(17,057)	(16,717)

Accumulated other comprehensive loss, net of tax	$(17,057)	$(16,717)

4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,359	$—	$(2,191)	$16,168
Corporate bonds	13,000	211	(107)	13,104
Total debt securities	31,359	211	(2,298)	29,272

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	153,641	432	(19,966)	134,107
U.S. government guaranteed mortgage-backed securities	8,454	—	(1,235)	7,219
Total mortgage-backed securities	162,095	432	(21,201)	141,326

Total securities available-for-sale	193,454	643	(23,499)	170,598

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,000	—	(55)	4,945
U.S. government guaranteed obligations	953	—	—	953
Total debt securities	5,953	—	(55)	5,898

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	175,770	152	(30,631)	145,291
Total mortgage-backed securities	175,770	152	(30,631)	145,291

Total securities held-to-maturity	181,723	152	(30,686)	151,189

Total	$375,177	$795	$(54,185)	$321,787

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,596	$—	$(2,103)	$16,493
Corporate bonds	11,000	155	(207)	10,948
Total debt securities	29,596	155	(2,310)	27,441

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	162,831	806	(19,936)	143,701
U.S. government guaranteed mortgage-backed securities	5,767	—	(1,109)	4,658
Total mortgage-backed securities	168,598	806	(21,045)	148,359

Total securities available-for-sale	198,194	961	(23,355)	175,800

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(103)	4,898
U.S. government guaranteed obligations	1,005	2	—	1,007
Total debt securities	6,006	2	(103)	5,905

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	182,794	219	(30,414)	152,599
Total mortgage-backed securities	182,794	219	(30,414)	152,599

Total securities held-to-maturity	188,800	221	(30,517)	158,504
Total	$386,994	$1,182	$(53,872)	$334,304

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Six Months Ended June 30
	2026	2025
	(Dollars in thousands)

Net gains recognized during the period on marketable equity securities	$34	$20
Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net unrealized gains recognized during the period on marketable equity securities held at end of period	$34	$20

At June 30, 2026, U.S. Treasury securities with a fair value of $4.9 million, government-sponsored enterprise obligations with a fair value of $8.4 million and mortgage-backed securities with a fair value of $142.9 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary, based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2026, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—	$5,000	$4,945
Due after one year through five years	9,952	8,785	—	—
Due after five years through ten years	17,758	16,851	—	—
Due after ten years	3,649	3,636	953	953
Total debt securities	$31,359	$29,272	$5,953	$5,898

Mortgage-backed securities:
Due in one year or less	$127	$126	$—	$—
Due after one year through five years	2,481	2,462	—	—
Due after five years through ten years	4,939	4,679	1,501	1,446
Due after ten years	154,548	134,059	174,269	143,845
Total mortgage-backed securities	162,095	141,326	175,770	145,291
Total securities	$193,454	$170,598	$181,723	$151,189

There were no sales of available-for-sale securities for the six months ended June 30, 2026 and the six months ended June 30, 2025.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $492,000 at June 30, 2026 and $513,000 at December 31, 2025, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $250,000 at June 30, 2026 and $244,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $378,000 at June 30, 2026 and $393,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity during the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025.

At June 30, 2026 and December 31, 2025, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at June 30, 2026 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at June 30, 2026 and December 31, 2025:

	June 30, 2026
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	4	$9,482	$84	0.9%	72	$92,634	$19,882	17.7%
U.S. government guaranteed mortgage-backed securities	1	2,824	140	4.7	9	4,395	1,095	19.9
Government-sponsored enterprise obligations	—	—	—	—	6	16,168	2,191	11.9
Corporate bonds	1	1,996	4	0.2	2	4,897	103	2.1
Total securities available-for-sale	6	14,302	228		89	118,094	23,271

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,945	55	1.1%
Government-sponsored mortgage-backed securities	1	1,059	6	0.6	36	134,535	30,625	18.5
Total securities held-to-maturity	1	1,059	6		37	139,480	30,680

Total securities	7	$15,361	$234		126	$257,574	$53,951

	December 31, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	1	$1,819	$7	0.4%	73	$100,750	$19,929	16.5%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,658	1,109	19.2
Government-sponsored enterprise obligations	1	1,662	6	0.4	5	14,831	2,097	12.4
Corporate bonds	—	—	—	—	2	4,793	207	4.1
Total securities available-for-sale	2	3,481	13		89	125,032	23,342

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,898	103	2.1%
Government-sponsored mortgage-backed securities	—	—	—	—	36	141,556	30,414	17.7
Total securities held-to-maturity	—	—	—		37	146,454	30,517

Total securities	2	$3,481	$13		126	$271,486	$53,859

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of June 30, 2026, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At June 30, 2026, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $23.5 million, or 12.1% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $23.4 million, or 11.8% of the amortized cost basis of the securities available-for-sale at December 31, 2025. At June 30, 2026, there were 95 securities available-for-sale in which the fair value was less than the amortized cost, compared to 91 securities available-for-sale at December 31, 2025.

At June 30, 2026, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $30.7 million, or 16.9%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $30.5 million, or 16.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2025. At June 30, 2026, there were 38 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 37 securities held-to-maturity at December 31, 2025.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	June 30,	December 31,
	2026	2025
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$882,978	$910,239
Owner occupied	182,372	188,824
Total commercial real estate	1,065,350	1,099,063

Residential real estate:
Residential one-to-four family	745,548	719,070
Home equity	143,069	137,801
Total residential real estate	888,617	856,871

Commercial and industrial	234,269	221,790

Consumer	2,338	2,929

Total loans	2,190,574	2,180,653
Plus: Unearned premiums and deferred loan fees and costs, net	3,258	2,939
Less: Allowance for credit losses	(20,185)	(20,297)
Net loans	$2,173,647	$2,163,295

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At June 30, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $958.7 million and $932.3 million, respectively. The outstanding balance of FHLB advances was $38.5 million and $83.0 million at June 30, 2026 and at December 31, 2025, respectively.

At June 30, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank (“FRB”) was $375.6 million and $307.3 million, respectively, with no outstanding borrowings at June 30, 2026 and at December 31, 2025.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At June 30, 2026 and December 31, 2025, the Company was servicing commercial loans participated out to various other institutions totaling $65.7 million and $66.9 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at June 30, 2026, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (145 PSA), average internal rate of return (9.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.42 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At June 30, 2026 and December 31, 2025, the Company was servicing residential mortgage loans owned by investors totaling $73.7 million and $77.1 million, respectively. Servicing fee income of $93,000 and $103,000 was recorded for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)

Balance at the beginning of period:	$288	$407	$318	$436
Amortization	(29)	(30)	(59)	(59)
Balance at the end of period	$259	$377	$259	$377
Fair value at the end of period	$801	$744	$801	$744

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

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $7.8 million at June 30, 2026 and $7.6 million at December 31, 2025 and is excluded from the estimate of credit losses.

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

Commercial real estate loans. Loans in this segment include owner occupied and non-owner occupied commercial real estate, multi-family dwellings, and income producing investment properties, as well as commercial construction loans for commercial development projects throughout New England. Typically, commercial real estate loans are secured by office buildings, apartment buildings, industrial properties, warehouses, retail facilities, hotels, assisted living facilities, self-storage facilities and educational facilities. Collateral values are established by independent third-party appraisals and evaluations. Primary repayment sources for commercial real estate loans include operating income and cash flow generated by the real estate, sale of the real estate and, funds from any liquidation of the collateral. Under its lending guidelines, the Company generally requires a corporate or personal guarantee from individuals that hold material ownership in the borrowing entity. The underlying cash flows generated by the properties or operations can be adversely impacted by a downturn in the economy due to increased vacancy rates or diminished cash flows, which in turn, would have an effect on the credit quality in this segment. The Company’s management obtains financial information annually and continually monitors the cash flows of these loans.

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

For all DCF models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Other internal and external indicators of economic forecasts are also considered by management when developing forecast metrics.

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

Allowance for credit losses on off-balance sheet credit exposures, including unfunded loan commitments

The Company maintains a separate allowance for credit losses from off-balance-sheet credit exposures, including unfunded loan commitments, which is included in other liabilities on the consolidated balance sheet. Management estimates the amount of expected losses by calculating a commitment usage factor over the contractual period for exposures that are not unconditionally cancellable by the Company and applying the loss factors used in the ACL methodology to the results of the usage calculation to estimate the liability for credit losses related to unfunded commitments for each loan type. No credit loss estimate is reported for outstanding off-balance-sheet credit exposures that are unconditionally cancellable by the Company. The allowance for credit losses on off-balance sheet credit exposures is adjusted as credit loss expense. Categories of off-balance sheet credit exposures correspond to the loan portfolio segments described above. Management evaluates the need for a reserve on unfunded loan commitments in a manner consistent with loans held for investment.

An analysis of changes in the allowance for credit losses by segment for the three and six months ended June 30, 2026 and the three and six months ended June 30, 2025 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for loans

Balance at March 31, 2026	$13,511	$4,265	$2,547	$128	$—	$20,451
Provision for (reversal of) credit losses	1,305	227	(25)	16	—	1,523
Charge-offs	(1,800)	—	—	(59)	—	(1,859)
Recoveries	—	28	8	34	—	70
Balance at June 30, 2026	$13,016	$4,520	$2,530	$119	$—	$20,185

Balance at March 31, 2025	$13,725	$3,217	$2,533	$194	$—	$19,669
Provision for (reversal of) credit losses	(242)	172	(459)	8	—	(521)
Charge-offs	(4)	(25)	—	(54)	—	(83)
Recoveries	25	6	609	28	—	668
Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733

Allowance for credit losses for off-balance sheet exposures

Balance at March 31, 2026	$368	$259	$35	$—	$—	$662
Provision for (reversal of) credit losses	(1)	31	4	—	—	34
Balance at June 30, 2026	$367	$290	$39	$—	$—	$696

Balance at March 31, 2025	$413	$273	$44	$—	$—	$730
Provision for (reversal of) credit losses	(93)	1	(2)	—	—	(94)
Balance at June 30, 2025	$320	$274	$42	$—	$—	$636

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for loans

Balance at December 31, 2025	$13,718	$4,186	$2,245	$148	$—	$20,297
Provision for (reversal of) credit losses	1,098	336	273	25	—	1,732
Charge-offs	(1,800)	(34)	(2)	(117)	—	(1,953)
Recoveries	—	32	14	63	—	109
Balance at June 30, 2026	$13,016	$4,520	$2,530	$119	$—	$20,185

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) credit losses	(194)	227	(403)	18	—	(352)
Charge-offs	(4)	(25)	—	(115)	—	(144)
Recoveries	25	12	609	54	—	700
Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2025	$461	$295	$40	$—	$—	$796
Provision for (reversal of) credit losses	(94)	(5)	(1)	—	—	(100)
Balance at June 30, 2026	$367	$290	$39	$—	$—	$696

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	(136)	18	(3)	—	—	(121)
Balance at June 30, 2025	$320	$274	$42	$—	$—	$636

During the six months ended June 30, 2026, the Company recorded a provision for credit losses of $1.6 million, compared to a reversal of credit losses of $473,000 during the six months ended June 30, 2025. The increase in the provision for credit losses was primarily due to the partial charge-off of $1.8 million on a non-owner occupied commercial real estate participation (“participation loan”) relationship secured by an office building. The Company does not have any additional expected losses to the borrower or guarantor associated with the participation loan. In June 2026, the Company was notified by the lead bank that on June 4, 2026, the borrower filed for Chapter 11 Bankruptcy (“Bankruptcy Filing”). Immediately prior to notification of the Bankruptcy Filing, the Company’s 40% portion of the participation loan had a carrying value of $3.4 million and the borrower was then current with its scheduled payments.

During the three months ended June 30, 2026, due to the Bankruptcy Filing, the Company downgraded the participation loan to substandard, placed the loan on nonaccrual status and recognized a partial charge-off of $1.8 million. At June 30, 2026, the Company’s 40% portion of the remaining carrying value of the participation loan was $1.6 million. The Company currently expects full recovery of its portion of the remaining carrying value through the anticipated sale of the underlying collateral. The provision for credit losses was also determined by a number of factors: the continued overall credit performance of the Company’s diversified loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment. Management believes that the allowance for credit losses are at adequate levels, however, future adjustments may be necessary if economic, real estate market values and other conditions differ substantially from the current operating environment.

The Company recorded net charge-offs of $1.8 million, or 0.17% of average loans, on an annualized basis, for the six months ended June 30, 2026, as compared to net recoveries of $556,000, or 0.05%, of average loans, on an annualized basis, for the six months ended June 30, 2025. During the six months ended June 30, 2026, the increase in net charge-offs was due to the $1.8 million charge-off of the participation loan discussed above. During the six months ended June 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
June 30, 2026
Commercial real estate:
Non-owner occupied	$—	$125	$—	$125	$882,853	$882,978	$1,751
Owner occupied	33	—	—	33	182,339	182,372	270
Total	33	125	—	158	1,065,192	1,065,350	2,021

Residential real estate:
Residential one-to-four family	1,910	1,138	823	3,871	741,677	745,548	4,309
Home equity	358	60	142	560	142,509	143,069	1,078
Total	2,268	1,198	965	4,431	884,186	888,617	5,387
Commercial and industrial	—	48	—	48	234,221	234,269	351
Consumer	21	—	—	21	2,317	2,338	—
Total loans	$2,322	$1,371	$965	$4,658	$2,185,916	$2,190,574	$7,759

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$910,239	$910,239	$135
Owner occupied	304	—	—	304	188,520	188,824	289
Total	304	—	—	304	1,098,759	1,099,063	424

Residential real estate:
Residential one-to-four family	1,127	503	546	2,176	716,894	719,070	3,779
Home equity	113	—	500	613	137,188	137,801	511
Total	1,240	503	1,046	2,789	854,082	856,871	4,290
Commercial and industrial	48	—	1	49	221,741	221,790	448
Consumer	3	—	—	3	2,926	2,929	—
Total loans	$1,595	$503	$1,047	$3,145	$2,177,508	$2,180,653	$5,162

At June 30, 2026 and December 31, 2025, total past due loans totaled $4.7 million, or 0.21% of total loans, and $3.1 million, or 0.14% of total loans, respectively. Of the $4.7 million in past due loans, 95.1% are residential real estate loans.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at June 30, 2026 and December 31, 2025:

	As of June 30, 2026			For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$1,751	$1,751	$2	$3
Owner occupied	—	270	270	4	9
Total	—	2,021	2,021	6	12
Residential real estate:
Residential one-to-four family	—	4,309	4,309	61	106
Home equity	835	243	1,078	18	24
Total	835	4,552	5,387	79	130
Commercial and industrial	—	351	351	11	23
Consumer	—	—	—	—	—
Total loans	$835	$6,924	$7,759	$96	$165

	As of December 31, 2025			For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$135	$135	$2	$5
Owner occupied	—	289	289	5	8
Total	—	424	424	7	13
Residential real estate:
Residential one-to-four family	—	3,779	3,779	136	109
Home equity	—	511	511	22	21
Total		4,290	4,290	158	130
Commercial and industrial	—	448	448	15	28
Consumer	—	—	—	—	—
Total loans	$—	$5,162	$5,162	$180	$171

At June 30, 2026 and December 31, 2025, nonaccrual loans totaled $7.8 million, or 0.35% of total loans and $5.2 million, or 0.24% of total loans, respectively. At June 30, 2026, the increase in nonaccrual loans was primarily attributable to the participation loan discussed above, which was placed on nonaccrual status following the borrower’s Bankruptcy Filing. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $7.8 million, or 0.28% of total assets, at June 30, 2026, compared to $5.2 million, or 0.19% of total assets, at December 31, 2025. At June 30, 2026, and December 31, 2025, there were no loans 90 or more days past-due and still accruing interest. The Company did not recognize any interest income on nonaccrual loans for the six months ended June 30, 2026 and the six months ended June 30, 2025. At June 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. At June 30, 2026, and December 31, 2025, the Company did not have any other real estate owned.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At June 30, 2026, the Company had $848,000 in individually evaluated commercial loans, collateralized by business assets, and $7.6 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of June 30, 2026
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,916	$—
Owner occupied	302	—
Total	2,218	—
Residential real estate:
Residential one-to-four family	4,309	—
Home equity	243	—
Total	4,552
Commercial and industrial	400	—
Consumer	—	—
Loans with no related allowance recorded	$7,170	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	835	150
Total	835	150
Commercial and industrial	448	109
Consumer	—	—
Loans with an allowance recorded	$1,283	$259
Total individually evaluated loans	$8,453	$259

	As of December 31, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$307	$—
Owner occupied	331	—
Total	638	—
Residential real estate:
Residential one-to-four family	3,778	—
Home equity	511	—
Total	4,289
Commercial and industrial	497	—
Consumer	—	—
Loans with no related allowance recorded	$5,424	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	464	122
Consumer	—	—
Loans with an allowance recorded	$464	$122
Total individually evaluated loans	$5,888	$122

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

During the six months ended June 30, 2026 and for the year ended December 31, 2025, there were no loan modifications granted based on borrower financial difficulty. During the six months ended June 30, 2026 and the six months ended June 30, 2025, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. During the six months ended June 30, 2026 and the six months ended June 30, 2025, there were no charge-offs on modified loans.

Credit Quality Information.

The Company monitors the credit quality of its loan portfolio by using internal risk ratings that are based on regulatory guidance. The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company utilizes an eight-grade internal loan rating system for commercial real estate and commercial and industrial loans.

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

Loans rated 5: Loans rated 5 are classified as “Special Mention” and have potential weaknesses that deserve management’s close attention. Special mention loans are currently performing but with potential weaknesses including adverse trends in borrower’s operations, credit quality, financial strength, or possible collateral deficiency. Loans in this category are currently protected based on collateral and repayment capacity and do not constitute undesirable credit risk but have potential weakness that may result in deterioration of the repayment process at some future date. Special Mention loans do not sufficiently expose the Company to warrant adverse classification.

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

The following tables summarize the amortized cost balances of the Company’s loan portfolios presented by credit quality and origination year as of June 30, 2026 and December 31, 2025. The tables also summarize gross charge-offs by year of origination for the six months ended June 30, 2026 and for the year ended December 31, 2025.

	As of June 30, 2026 and for the Six Months Ended June 30, 2026
	Term Loan Origination by Year						Revolving Loans
	June 30, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$20,385	$76,327	$54,205	$52,177	$183,551	$588,881	$55,222	$1,607	$1,032,355
Special Mention (Rated 5)	—	11,597	—	—	—	10,866	—	—	22,463
Substandard (Rated 6)	—	—	—	—	1,627	8,905	—	—	10,532
Total commercial real estate loans	$20,385	$87,924	$54,205	$52,177	$185,178	$608,652	$55,222	$1,607	$1,065,350

Current period gross charge-offs	$—	$—	$—	$—	$1,800	$—	$—	$—	$1,800

Payment Performance:
Performing	$20,385	$87,924	$54,205	$52,177	$183,551	$608,258	$55,222	$1,607	$1,063,329
Nonaccrual	—	—	—	—	1,627	394	—	—	2,021

Residential One-to-Four Family:
Pass	$46,834	$104,279	$84,914	$54,264	$80,633	$358,209	$11,592	$—	$740,725
Substandard	—	—	186	343	171	4,123	—	—	4,823
Total residential one-to-four family	$46,834	$104,279	$85,100	$54,607	$80,804	$362,332	$11,592	$—	$745,548

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$46,834	$104,279	$84,914	$54,264	$80,633	$358,723	$11,592	$—	$741,239
Nonaccrual	—	—	186	343	171	3,609	—	—	4,309

Home Equity:
Pass	$2,936	$7,288	$6,705	$5,590	$6,327	$16,407	$93,825	$2,913	$141,991
Substandard	—	—	35	71	1	—	48	923	1,078
Total home equity loans	$2,936	$7,288	$6,740	$5,661	$6,328	$16,407	$93,873	$3,836	$143,069

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$34	$34

Payment Performance:
Performing	$2,936	$7,288	$6,705	$5,590	$6,327	$16,407	$93,825	$2,913	$141,991
Nonaccrual	—	—	35	71	1	—	48	923	1,078

	As of June 30, 2026 and for the Six Months Ended June 30, 2026
	Term Loan Origination by Year						Revolving Loans
	June 30, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$9,226	$19,367	$21,874	$8,473	$21,297	$42,348	$86,648	$55	$209,288
Special Mention (Rated 5)	—	—	7,778	2,000	—	34	8,000	—	17,812
Substandard (Rated 6)	—	—	—	4,937	492	274	1,466	—	7,169
Total commercial and industrial loans	$9,226	$19,367	$29,652	$15,410	$21,789	$42,656	$96,114	$55	$234,269

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$2	$2

Payment Performance:
Performing	$9,226	$19,367	$29,652	$15,410	$21,789	$42,382	$96,037	$55	$239,918
Nonaccrual	—	—	—	—	—	274	77	—	351

Consumer:
Pass	$246	$188	$419	$448	$190	$74	$773	$—	$2,338
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$246	$188	$419	$448	$190	$74	$773	$—	$2,338

Current period gross charge-offs	$68	$—	$—	$—	$—	$—	$—	$49	$117

Payment Performance:
Performing	$246	$188	$419	$448	$190	$74	$773	$—	$2,338
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of December 31, 2025 and for the Year Ended December 31, 2025
	Term Loan Origination by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$83,434	$48,533	$50,248	$190,369	$224,149	$404,143	$75,646	$1,620	$1,078,142
Special Mention (Rated 5)	—	—	—	—	—	11,397	—	—	11,397
Substandard (Rated 6)	—	—	—	—	—	9,524	—	—	9,524
Total commercial real estate loans	$83,434	$48,533	$50,248	$190,369	$224,149	$425,064	$75,646	$1,620	$1,099,063

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$83,434	$48,533	$50,248	$190,369	$224,149	$424,640	$75,646	$1,620	$1,098,639
Nonaccrual	—	—	—	—	—	424	—	—	424

Residential One-to-Four Family:
Pass	$103,977	$87,661	$55,385	$83,428	$81,480	$294,238	$8,608	$—	$714,777
Substandard	—	—	348	—	660	3,285	—	—	4,293
Total residential one-to-four family	$103,977	$87,661	$55,733	$83,428	$82,140	$297,523	$8,608	$—	$719,070

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Payment Performance:
Performing	$103,977	$87,661	$55,385	$83,428	$81,480	$294,752	$8,608	$—	$715,291
Nonaccrual	—	—	348	—	660	2,771	—	—	3,779

Home Equity:
Pass	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Substandard	—	11	79	—	—	—	333	88	511
Total home equity loans	$7,816	$7,327	$6,570	$6,910	$4,571	$13,210	$88,103	$3,294	$137,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$11	$35

Payment Performance:
Performing	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Nonaccrual	—	11	79	—	—	—	333	88	511

	As of December 31, 2025 and for the Year Ended December 31, 2025
	Term Loans Originated by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$17,603	$33,394	$11,776	$23,117	$22,220	$25,673	$74,015	$58	$207,856
Special Mention (Rated 5)	—	—	19	—	72	—	5,648	—	5,739
Substandard (Rated 6)	—	—	5,259	526	—	975	1,435	—	8,195
Total commercial and industrial loans	$17,603	$33,394	$17,054	$23,643	$22,292	$26,648	$81,098	$58	$221,790

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$9	$9

Payment Performance:
Performing	$17,603	$33,394	$17,054	$23,643	$22,292	$26,299	$80,999	$58	$221,342
Nonaccrual	—	—	—	—	—	349	99	—	448

Consumer:
Pass	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$405	$514	$698	$313	$63	$85	$851	$—	$2,929

Current period gross charge-offs	$152	$—	$—	$—	$—	$6	$—	$70	$228

Payment Performance:
Performing	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Nonaccrual	—	—	—	—	—	—	—	—	—

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Criticized loans:
Special Mention:
Commercial real estate loans	$22,463	$11,397
Commercial and industrial loans	17,812	5,739
Total	40,275	17,136

Substandard:
Commercial real estate loans	10,532	9,524
Commercial and industrial loans	7,169	8,195
Residential real estate loans	5,901	4,804
Total	23,602	22,523

Total criticized loans	$63,877	$39,659
Total criticized loans as a percentage of total loans	2.9%	1.8%
Total criticized loans as a percentage of Risk-Based Capital	23.0%	14.3%

At June 30, 2026 and December 31, 2025, the Company did not have any loans rated Doubtful or Loss.

At June 30, 2026, total criticized loans, defined as special mention and substandard loans, totaled $63.9 million, or 2.9% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $23.1 million, from $17.2 million, or 0.8% of total loans, at December 31, 2025, to $40.3 million, or 1.8% of total loans, at June 30, 2026. During the same period, substandard loans increased $1.1 million, or 4.9%, to $23.6 million, or 1.1% of total loans.

Of the $40.3 million in loans designated special mention at June 30, 2026, $17.8 million, or 44.2%, are commercial and industrial loans, and $22.5 million, or 55.8%, are commercial real estate loans. Of the $23.6 million in loans categorized substandard at June 30, 2026, $7.2 million, or 30.5%, are commercial and industrial loans, $10.5 million, or 44.5%, are commercial real estate loans, and $5.9 million, or 25.0%, are residential real estate loans. Of the total $63.9 million in criticized loans at June 30, 2026, 95.6% are current and paying as agreed.

The increase in special mention loans from December 31, 2025, to June 30, 2026, was primarily due to the downgrade of two commercial relationships totaling $21.5 million, from pass risk ratings to special mention. The increase in substandard loans from December 31, 2025, to June 30, 2026, resulted from the downgrade of the participation loan discussed above. During the three months ended June 30, 2026, the Company recognized a charge-off of $1.8 million on the participation loan, and at June 30, 2026, the remaining carrying value of the participation loan was $1.6 million.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At June 30, 2026, the commercial real estate portfolio totaled $1.1 billion and represented 48.6% of total loans. Of the $1.1 billion, $883.0 million, or 82.9% of the commercial real estate portfolio, was categorized as non-owner occupied commercial real estate and represented 317.6% of the Bank’s total risk-based capital.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At June 30, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At June 30, 2026 and December 31, 2025, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the six months ended June 30, 2026, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $188,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025. At June 30, 2026, future amortization of the core deposit intangible totaled $375,000 for each of the next two years and $125,000 thereafter.

7. SHARE-BASED COMPENSATION

Restricted Stock Awards.

On January 28, 2025, the Company’s Board of Directors approved the Amended and Restated 2021 Omnibus Incentive Plan (the “Amended and Restated Plan”) to increase the total number of shares of common stock available for issuance by 1,000,000 shares, subject to shareholder approval. On May 14, 2025, the Company held its Annual Meeting of Shareholders at which time the Company’s shareholders approved the Amended and Restated Plan, as presented, to increase the total number of shares of common stock available for issuance by 1,000,000 shares. The Amended and Restated Plan became effective with such shareholder approval on May 14, 2025. Any shares that are not issued because vesting requirements are not met will be available for future issuance under the Amended and Restated Plan.

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

As of December 31, 2025, the three-year performance period for the 2023 LTI Plan ended and 54,754 performance-based shares were forfeited by the Committee on January 21, 2026.

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

2026 Annual Equity Retainer.

In March 2026, under the Company’s Amended and Restated Plan, each non-employee director received an annual equity retainer of 1,603 time-based restricted shares of WNEB common stock. In total, 12,824 shares were granted and there were 11,221 shares eligible to become fully vested on December 31, 2026.

At June 30, 2026, there were 942,105 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at June 30, 2026 and June 30, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Balance at December 31, 2025	261,000	9.11
Shares granted	54,086	12.48
Shares reissued	64,710	12.48
Shares forfeited	(56,357)	9.96
Balance at June 30, 2026	323,439	10.20

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	126,615	9.31
Forfeited shares reissued	30,697	9.33
Shares forfeited	(28,313)	9.09
Shares vested	(31,460)	9.12
Balance at June 30, 2025	352,271	9.13

The Company recorded a total expense for restricted stock awards of $156,000 and $463,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company utilizes FHLB borrowings as part of the Company's overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans, commercial real estate loans, and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At June 30, 2026, the Company pledged $958.7 million of eligible collateral to support its borrowing capacity at the FHLB.

Short-term FHLB advances totaled $13.5 million at June 30, 2026, with a weighted average rate of 3.82%, and $10.0 million at December 31, 2025, with a weighted average rate of 3.99%.

The Company also has a standing available Overnight Ideal Way Line of Credit (“Ideal Way Line of Credit”) with the FHLB of $9.5 million. Interest on the Ideal Way Line of Credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At June 30, 2026, the Company had an immediate availability to borrow an additional $547.5 million from the FHLB, including the Ideal Way Line of Credit, based on qualified collateral pledged. At June 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under the Ideal Way Line of Credit.

Other borrowings, held as collateral for customer swap arrangements, totaled $4.2 million at June 30, 2026, with a weighted average rate of 3.63%, and $3.3 million at December 31, 2025, with a weighted average rate of 3.64%.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “FRB Discount Window”). At June 30, 2026 and December 31, 2025, the Company had an available line of credit of $392.7 million and $349.0 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio, not otherwise pledged. At June 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under the FRB Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of June 30, 2026 and December 31, 2025, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. Long-term FHLB advances totaled $25.0 million at June 30, 2026, with a weighted average fixed rate of 4.83%, and $73.0 million at December 31, 2025, with a weighted average fixed rate of 4.94%. There were no long-term FRB advances outstanding at June 30, 2026 or December 31, 2025.

9. SUBORDINATED DEBT

On April 20, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. The Notes mature on May 1, 2031 (“Maturity Date”) and were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. During the last five years of the Notes, the amount eligible for Tier 2 capital must be reduced by 20% of the original amount annually (net of redemptions), and no amount of the Notes is eligible for inclusion in Tier 2 capital when the remaining maturity of the Notes is less than one year. At June 30, 2026, $19.8 million aggregate principal amount of the Notes was outstanding.

From the issuance date through April 30, 2026, the Notes bore interest at a fixed interest rate of 4.875% per annum. Beginning on May 1, 2026, the Notes bear interest at a floating rate equal to the 90-day average Secured Overnight Financing Rate (“SOFR”), plus 412 basis points, payable quarterly in arrears.

These Notes are presented in the consolidated balance sheets under the caption ‘‘Subordinated debt’’ and the balance of $19.8 million at both June 30, 2026 and December 31, 2025, respectively, are net of remaining unamortized deferred issuance costs of approximately $190,000 and $210,000, respectively that are being amortized through the Maturity Date into interest expense on subordinated debt in the Company’s consolidated statements of net income. Amortization of issuance costs into interest expense was $20,000 for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively.

The Company has the ability to call the Notes, in whole, or in part, at a redemption price equal to 100% of the principal amount at certain times on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of June 30, 2026, the Company has not redeemed any portion of the Notes.

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

At June 30, 2026 and December 31, 2025, there were no outstanding fair value hedges on the consolidated balance sheet.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the consolidated balance sheet as of June 30, 2026 and December 31, 2025.

June 30, 2026	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$241		$4,508
Interest rate swap – with dealer counterparties		4,508		241
Total derivatives	Other Assets	$4,749	Other Liabilities	$4,749

December 31, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$821		$4,142
Interest rate swap – with dealer counterparties		4,142		821
Total derivatives	Other Assets	$4,963	Other Liabilities	$4,963

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

There were no gains or losses on fair value hedging relationships recorded through interest income for the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively.

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the six months ended June 30, 2026 and the six months ended June 30, 2025, respectively.

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

At June 30, 2026, the Company had minimum collateral posting thresholds with certain derivative counterparties. At June 30, 2026, the Company did not have any derivatives in a net liability position with its counterparties and was not required to post collateral under these agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$170,598	$—	$170,598
Marketable equity securities	662	—	—	662
Interest rate swaps	—	4,749	—	4,749
Total assets	$662	$175,347	$—	$176,009

Liabilities:
Interest rate swaps	$—	$4,749	$—	$4,749

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$175,800	$—	$175,800
Marketable equity securities	632	—	—	632
Interest rate swaps	—	4,963	—	4,963
Total assets	$632	$180,763	$—	$181,395

Liabilities:
Interest rate swaps	$—	$4,963	$—	$4,963

There were no transfers to or from Level 3 for assets measured at fair value on a recurring basis during the six months ended June 30, 2026 or for the year ended December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the carrying values of the related assets as of June 30, 2026 and December 31, 2025.

Six Months Ended
	At June 30, 2026			June 30, 2026
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1,627	$1,800

Six Months Ended
	At December 31, 2025			June 30, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)
Collateral dependent loans	$—	$—	$1	$25

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	June 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$37,666	$37,666	$—	$—	$37,666
Securities held-to-maturity	181,723	4,945	146,244	—	151,189
Securities available-for-sale	170,598	—	170,598	—	170,598
Marketable equity securities	662	662	—	—	662
FHLB and other restricted stock	3,790	—	—	3,790	3,790
Loans - net	2,173,647	—	—	2,067,682	2,067,682
Accrued interest receivable	9,008	—	—	9,008	9,008
Mortgage servicing rights	259	—	801	—	801
Derivative asset	4,749	—	4,749	—	4,749

Liabilities:
Deposits	2,401,400	—	—	2,398,932	2,398,932
Short-term borrowings	17,740	—	17,741	—	17,741
Long-term debt	25,000	—	25,138	—	25,138
Subordinated debt	19,810	—	23,023	—	23,023
Accrued interest payable	589	—	—	589	589
Derivative liabilities	4,749	—	4,749	—	4,749

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,381	$40,381	$—	$—	$40,381
Securities held-to-maturity	188,800	4,898	153,606	—	158,504
Securities available-for-sale	175,800	—	175,800	—	175,800
Marketable equity securities	632	632	—	—	632
FHLB and other restricted stock	5,359	—	—	5,359	5,359
Loans - net	2,163,295	—	—	2,061,147	2,061,147
Accrued interest receivable	8,783	—	—	8,783	8,783
Mortgage servicing rights	318	—	673	—	673
Derivative asset	4,963	—	4,963	—	4,963

Liabilities:
Deposits	2,360,908	—	—	2,359,790	2,359,790
Short-term borrowings	13,270	—	13,286	—	13,286
Long-term debt	73,000	—	73,601	—	73,601
Subordinated debt	19,790	—	15,796	—	15,796
Accrued interest payable	752	—	—	752	752
Derivative liabilities	4,963	—	4,963	—	4,963

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

14.	SUBSEQUENT EVENTS

Subsequent to the end of the reporting period, on July 10, 2026, the Company successfully completed the sale of its two buildings located at 219 and 229 Exchange Street, Chicopee, Massachusetts to the City of Chicopee. The transaction resulted in a total gross cash consideration of $2.4 million and a preliminary estimated gain on sale of approximately $717,000, which will be recognized in the consolidated financial statements for the third quarter of 2026. The staff was reassigned from this Chicopee facility to other locations within the organization which will yield operational efficiencies.

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability, efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and the Capital Region in Connecticut;

●	Grow the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems, and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders, and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through mergers and acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and six months ended June 30, 2026 in the context of this strategy.

●	Net income was $3.6 million, or $0.18 per diluted share, for the three months ended June 30, 2026, compared to net income of $4.6 million, or $0.23 per diluted share, for the three months ended June 30, 2025. For the six months ended June 30, 2026, net income was $8.4 million, or $0.42 per diluted share, compared to $6.9 million, or $0.34 per diluted share, for the six months ended June 30, 2025.

●	Net interest income increased $1.7 million, or 9.5%, to $19.3 million, for the three months ended June 30, 2026, from $17.6 million for the three months ended June 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.2 million, or 3.9%, and a decrease in interest expense of $510,000, or 4.3%. During the three months ended June 30, 2026, and the three months ended June 30, 2025, the Company recorded prepayment penalties related to payoffs in the commercial real estate portfolio of $82,000 and $425,000, respectively. Excluding the prepayment penalties, net interest income increased $2.0 million, or 11.7%. The increase in interest and dividend income was primarily due to the increase in average loans of $108.6 million, or 5.2%, and an increase of seven basis points in the average loan yield, without the impact of tax-equivalent adjustments, from the three months ended June 30, 2025 to the three months ended June 30, 2026.

●	During the three months ended June 30, 2026, the Company recorded a provision for credit losses of $1.6 million, due to a charge-off of $1.8 million on the participation loan discussed above. During the three months ended June 30, 2025, the Company recorded a reversal of credit losses of $615,000 The reversal of credit losses was a result of a recovery in the amount of $624,000 on charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc.

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

There have been no material changes to our critical accounting policies during the six months ended June 30, 2026. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2025 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2026 AND DECEMBER 31, 2025

At June 30, 2026, total assets were $2.7 billion, a decrease of $4.2 million, or 0.1%, from December 31, 2025. The decrease in total assets was primarily due to a decrease in investment securities of $12.2 million, or 3.4%, and a decrease in cash and cash equivalents of $2.7 million, or 6.7%, partially offset by an increase in total loans of $9.9 million, or 0.5%.

Investment Securities.

At June 30, 2026, the investment securities portfolio totaled $353.0 million, or 12.9% of total assets, compared to $365.2 million, or 13.3% of total assets, at December 31, 2025. At June 30, 2026, the Company’s available-for-sale securities portfolio, recorded at fair market value, decreased $5.2 million, or 3.0%, from $175.8 million at December 31, 2025 to $170.6 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $7.1 million, or 3.8%, from $188.8 million at December 31, 2025, to $181.7 million at June 30, 2026.

At June 30, 2026, the Company reported net unrealized losses on the available-for-sale securities portfolio of $22.9 million, or 11.8% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $22.4 million, or 11.3% of the amortized cost basis of the available-for-sale securities at December 31, 2025. At June 30, 2026, the Company reported net unrealized losses on the held-to-maturity securities portfolio of $30.5 million, or 16.8% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $30.3 million, or 16.1% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2025.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $13.1 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses within the securities portfolio relate primarily to changes in prevailing interest rates. In all cases, price improvement in future periods will be realized as the issuances approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At June 30, 2026, and December 31, 2025, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization and payoffs, which supports the Bank's objective to provide liquidity.

Loans.

Total loans increased $9.9 million, or 0.5%, from $2.2 billion, or 79.7% of total assets, at December 31, 2025, to $2.2 billion, or 80.2% of total assets, at June 30, 2026. The increase in total loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $31.7 million, or 3.7%, an increase in commercial and industrial loans of $12.5 million, or 5.6%, partially offset by a decrease in commercial real estate loans of $33.7 million, or 3.1%. The decrease in commercial real estate loans was primarily driven by an increased level of prepayments in the commercial real estate loan portfolio and the partial charge-off of $1.8 million on the participation loan discussed above. Non-owner occupied commercial real estate loans decreased $27.3 million, or 3.0%, to $883.0 million, or 40.3% of total loans and owner-occupied commercial real estate loans decreased $6.5 million, or 3.4%, to $182.4 million, or 8.3% of total loans.

Total delinquency was $4.7 million, or 0.21% of total loans, at June 30, 2026, compared to $3.1 million, or 0.14% of total loans at December 31, 2025. Of the $4.7 million in past due loans, 95.1% are residential real estate loans. At June 30, 2026, nonaccrual loans totaled $7.8 million, or 0.35% of total loans, compared to $5.2 million, or 0.24% of total loans, at December 31, 2025. The increase in nonaccrual loans was primarily due to the participation loan discussed above, which was placed on nonaccrual status following the borrower’s June 2026 Bankruptcy Filing. At June 30, 2026, and December 31, 2025, there were no loans 90 or more days past-due and still accruing interest. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $7.8 million, or 0.28% of total assets, at June 30, 2026, compared to $5.2 million, or 0.19% of total assets, at December 31, 2025. At June 30, 2026, and December 31, 2025, the Company did not have any other real estate owned.

At June 30, 2026, the allowance for credit losses was $20.2 million, or 0.92% of total loans and 260.2% of nonaccrual loans, compared to $20.3 million, or 0.93% of total loans and 393.2% of nonaccrual loans, at December 31, 2025. The decrease in the allowance for credit losses as a percentage of nonaccrual loans was due to the increase in nonaccrual loans from $5.2 million at December 31, 2025, to $7.8 million at June 30, 2026. Management continues to closely monitor the loan portfolio for any signs of weakness due to the speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and higher interest rates as well as any signs of deterioration in the borrower’s financial condition. Management continues to proactively take steps to mitigate risk in the loan portfolio.

At June 30, 2026, total criticized loans, defined as special mention and substandard loans, totaled $63.9 million, or 2.9% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $23.1 million, from $17.2 million, or 0.8% of total loans, at December 31, 2025, to $40.3 million, or 1.8% of total loans, at June 30, 2026. During the same period, substandard loans increased $1.1 million, or 4.9%, to $23.6 million, or 1.1% of total loans.

Of the $40.3 million in loans designated special mention at June 30, 2026, $17.8 million, or 44.2%, are commercial and industrial loans, and $22.5 million, or 55.8%, are commercial real estate loans. Of the $23.6 million in loans categorized substandard at June 30, 2026, $7.2 million, or 30.5%, are commercial and industrial loans, $10.5 million, or 44.5%, are commercial real estate loans, and $5.9 million, or 25.0%, are residential real estate loans. Of the total $63.9 million in criticized loans at June 30, 2026, 95.6% are current and paying as agreed.

The increase in special mention loans from December 31, 2025, to June 30, 2026, resulted from the downgrade of two commercial relationships totaling $21.5 million, from pass risk ratings to special mention. The increase in substandard loans from December 31, 2025, to June 30, 2026, was primarily due to the downgrade of the participation loan discussed above. At June 30, 2026, the Company’s portion of the remaining carrying value of the participation loan was $1.6 million.

Our commercial real estate portfolio is comprised of diversified property types that are primarily within our geographic footprint. At June 30, 2026, the commercial real estate portfolio totaled $1.1 billion and represented 48.6% of total loans. Of the $1.1 billion, $883.0 million, or 82.9% of the commercial real estate portfolio, was categorized as non-owner occupied commercial real estate and represented 317.6% of the Bank’s total risk-based capital.

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

The Company holds a concentration in commercial real estate loans. As of June 30, 2026, commercial real estate loans represented 383.2% of consolidated bank risk-based capital. Non-owner occupied commercial real estate loans totaled $883.0 million, or 317.6% of consolidated bank risk-based capital, and owner-occupied commercial real estate loans totaled $182.4 million, or 65.6% of consolidated bank risk-based capital. As of June 30, 2026, construction, land development, and other land loans represented 33.7% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 5.0%.

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

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of June 30, 2026:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)

Office	$169,471	$20,946	$190,417	18.0%	8.7%	68.5%
Apartment	170,511	—	170,511	16.0%	7.8%	61.3%
Industrial	109,511	40,149	149,660	14.0%	6.8%	53.8%
Retail	111,316	4,972	116,288	10.9%	5.3%	41.8%
Mixed Use	76,398	5,559	81,957	7.7%	3.7%	29.5%
Other	43,323	23,744	67,067	6.3%	3.1%	24.1%
Auto Sales and Service	7,727	54,368	62,095	5.8%	2.8%	22.3%
Self-Storage	45,913	65	45,978	4.3%	2.1%	16.5%
Hotel/Hospitality	40,761	—	40,761	3.8%	1.9%	14.7%
Shopping Center	29,411	6,476	35,887	3.4%	1.6%	12.9%
Warehouse	22,483	10,588	33,071	3.1%	1.5%	11.9%
Adult Care/Assisted Living	29,056	—	29,056	2.7%	1.3%	10.5%
School/Higher Education	9,928	15,505	25,433	2.4%	1.2%	9.2%
Student Housing	17,169	—	17,169	1.6%	0.8%	6.2%
Total commercial real estate	$882,978	$182,372	$1,065,350	100.0%	48.6%	383.2%
% of Total Bank Risk-Based Capital (1)	317.6%	65.6%	383.2%
% of Total CRE loans	82.9%	17.1%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At June 30, 2026, of the $1.1 billion in commercial real estate loans, $883.0 million, or 82.9% of total commercial real estate loans, were categorized as non-owner occupied and represented 317.6% of total bank risk-based capital.

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of December 31, 2025:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk-Based Capital (1)
	(Dollars in thousands)

Office	$174,196	$20,961	$195,157	17.8%	8.9%	70.5%
Apartment	174,330	—	174,330	15.9%	8.0%	62.9%
Industrial	124,601	44,382	168,983	15.4%	7.7%	61.0%
Retail	110,356	5,102	115,458	10.5%	5.3%	41.7%
Mixed Use	75,593	5,741	81,334	7.4%	3.7%	29.4%
Other	45,445	25,376	70,821	6.4%	3.3%	25.5%
Automotive Sales and Service	6,850	55,605	62,455	5.6%	2.9%	22.5%
Self-Storage	46,106	67	46,173	4.2%	2.1%	16.7%
Hotel/Hospitality	41,582	—	41,582	3.8%	1.9%	15.0%
Shopping Center	28,854	6,292	35,146	3.2%	1.6%	12.7%
Warehouse	23,560	10,339	33,899	3.1%	1.6%	12.2%
Adult Care/Assisted Living	26,783	—	26,783	2.4%	1.2%	9.7%
School/Higher Education	10,420	14,959	25,379	2.3%	1.2%	9.2%
Student Housing	21,563	—	21,563	2.0%	1.0%	7.8%
Total commercial real estate	$910,239	$188,824	$1,099,063	100.0%	50.4%	396.8%
% of Total Bank Risk-Based Capital (1)	328.6%	68.2%	396.8%
% of Total CRE loans	82.8%	17.2%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At December 31, 2025, of the $1.1 billion in commercial real estate loans, $910.2 million, or 82.8% of total commercial real estate loans, were categorized as non-owner occupied and represented 328.6% of total bank risk-based capital.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of June 30, 2026:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)

Office	$63,054	$57,296	$38,023	$—	$11,098	$—	$169,471	61.0%	61.8%
Apartment	106,140	43,169	—	21,202	—	—	170,511	61.3%	51.1%
Industrial	59,580	34,310	—	11,205	—	4,416	109,511	39.4%	53.0%
Retail	52,892	25,432	13,647	5,994	13,351	—	111,316	40.0%	49.2%
Mixed Use	36,878	22,242	—	12,676	—	4,602	76,398	27.5%	55.2%
Other	38,652	3,896	661	—	114	—	43,323	15.5%	50.8%
Automotive Sales and Service	5,613	2,114	—	—	—	—	7,727	2.8%	64.7%
Self-Storage	35,969	9,180	764	—	—	—	45,913	16.5%	55.1%
Hotel/Hospitality	19,694	21,067	—	—	—	—	40,761	14.7%	50.1%
Shopping Center	10,169	19,242	—	—	—	—	29,411	10.6%	48.7%
Warehouse	16,809	4,830	—	—	—	844	22,483	8.1%	41.3%
Adult Care/Assisted Living	8,385	8,435	12,236	—	—	—	29,056	10.4%	57.6%
School/Higher Education	9,928	—	—	—	—	—	9,928	3.6%	42.5%
Student Housing	6,634	7,537	2,660	—	—	338	17,169	6.2%	54.7%
Total Non-Owner Occupied CRE	$470,397	$258,750	$67,991	$51,077	$24,563	$10,200	$882,978	317.6%	53.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location, and weighted average LTV as of December 31, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)

Office	$63,973	$60,433	$38,586	$—	$11,204	$—	$174,196	62.9%	62.6%
Apartment	107,299	43,612	—	23,419	—	—	174,330	62.9%	52.2%
Industrial	74,031	34,887	—	11,229	—	4,454	124,601	45.0%	56.4%
Retail	53,291	25,964	13,865	6,070	11,166	—	110,356	39.8%	50.8%
Mixed Use	35,641	22,503	—	12,809	—	4,640	75,593	27.3%	55.7%
Other	40,666	3,984	677	—	118	—	45,445	16.4%	51.5%
Automotive Sales and Service	5,679	1,171	—	—	—	—	6,850	2.5%	64.9%
Self-Storage	36,155	9,180	771	—	—	—	46,106	16.6%	55.4%
Hotel/Hospitality	20,074	21,508	—	—	—	—	41,582	15.0%	51.1%
Shopping Center	9,227	19,627	—	—	—	—	28,854	10.4%	48.4%
Warehouse	17,034	4,889	—	—	—	1,637	23,560	8.5%	41.4%
Adult Care/Assisted Living	8,543	8,514	9,726	—	—	—	26,783	9.7%	58.1%
School/Higher Education	10,420	—	—	—	—	—	10,420	3.8%	43.3%
Student Housing	3,628	14,934	2,660	—	—	341	21,563	7.8%	60.7%
Total Non-Owner Occupied CRE	$485,661	$271,206	$66,285	$53,527	$22,488	$11,072	$910,239	328.6%	54.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of June 30, 2026:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE
Office	$18,205	$2,741	$—	$—	$20,946	7.5%	55.3%
Industrial	33,987	5,973	—	189	40,149	14.4%	50.8%
Retail	4,972	—	—	—	4,972	1.8%	49.6%
Mixed Use	4,797	762	—	—	5,559	2.0%	55.4%
Other	14,676	8,456	612	—	23,744	8.6%	40.7%
Automotive Sales and Service	31,202	23,166	—	—	54,368	19.6%	58.2%
Self-Storage	65	—	—	—	65	-%	49.7%
Shopping Center	4,356	2,120	—	—	6,476	2.3%	55.9%
Warehouse	10,256	332	—	—	10,588	3.8%	63.6%
School/Higher Education	14,545	960	—	—	15,505	5.6%	59.8%
Total Owner Occupied CRE	$137,061	$44,510	$612	$189	$182,372	65.6%	54.0%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate portfolio as of December 31, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk-Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE

Office	$18,550	$2,411	$—	$—	$20,961	7.6%	56.1%
Industrial	37,852	6,331	—	199	44,382	16.0%	50.9%
Retail	5,102	—	—	—	5,102	2.1%	50.4%
Mixed Use	4,964	777	—	—	5,741	2.1%	56.3%
Other	15,903	8,600	873	—	25,376	9.0%	40.6%
Automotive Sales and Service	32,030	23,575	—	—	55,605	20.1%	59.2%
Self-Storage	67	—	—	—	67	—%	51.3%
Shopping Center	4,201	2,091	—	—	6,292	2.2%	55.6%
Warehouse	9,992	347	—	—	10,339	3.7%	63.9%
School/Higher Education	14,959	—	—	—	14,959	5.4%	63.9%
Total Owner Occupied CRE	$143,620	$44,132	$873	$199	$188,824	68.2%	54.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our total office related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $190.4 million, or 68.5% of total bank risk-based capital, and $195.2 million, or 70.5% of total bank risk-based capital, as of June 30, 2026 and December 31, 2025, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

June 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$106,666	$10,373	$117,039	61.4%	42.1%
Office/Professional Metro	3,517	7,586	11,103	5.8%	4.0%
Office/Professional Suburban	34,260	2,779	37,039	19.5%	13.3%
Office/Professional Urban	25,028	208	25,236	13.3%	9.1%
Total Office Portfolio	$169,471	$20,946	$190,417	100.0%	68.5%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$108,113	$9,941	$118,054	60.5%	42.6%
Office/Professional Metro	3,577	7,796	11,373	5.8%	4.1%
Office/Professional Suburban	35,686	3,011	38,697	19.8%	14.0%
Office/Professional Urban	26,820	213	27,033	13.9%	9.8%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

CRE office loans are primarily concentrated in Massachusetts, where approximately 42.7% of the total balance of CRE office loans were located at June 30, 2026, compared to 42.3% at December 31, 2025. The Company does not have CRE loans secured by office real estate in greater Boston or New York.

June 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,054	$18,205	$81,259	42.7%	29.2%
Connecticut	57,296	2,741	60,037	31.5%	21.6%
New Hampshire	38,023	—	38,023	20.0%	13.7%
Other	11,098	—	11,098	5.8%	4.0%
Total Office Portfolio	$169,471	$20,946	$190,417	100.0%	68.5%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,973	$18,550	$82,523	42.3%	29.8%
Connecticut	60,433	2,411	62,844	32.2%	22.7%
New Hampshire	38,586	—	38,586	19.8%	14.0%
Other	11,204	—	11,204	5.7%	4.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the CRE office loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

June 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$159,927	$20,677	$180,604	94.8%	65.0%
Special Mention	69	—	69	—%	—%
Substandard	9,475	269	9,744	5.2%	3.5%
Total Office Portfolio	$169,471	$20,946	$190,417	100.0%	68.5%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$166,275	$20,683	$186,958	95.8%	67.5%
Special Mention	72	—	72	—%	—%
Substandard	7,849	278	8,127	4.2%	3.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Deposits.

At June 30, 2026, total deposits were $2.4 billion and increased $40.5 million, or 1.7%, from December 31, 2025. Core deposits, which the Company defines as all deposits except time deposits, decreased $5.3 million, or 0.3%, from $1.7 billion, or 70.8% of total deposits, at December 31, 2025, to $1.7 billion, or 69.4% of total deposits, at June 30, 2026. Non-interest-bearing deposits increased $6.1 million, or 1.0%, to $600.6 million, and represented 25.0% of total deposits, money market accounts increased $2.7 million, or 0.4%, to $718.4 million, and savings accounts increased $6.6 million, or 3.5%, to $193.2 million. These increases were partially offset by a decrease in interest-bearing checking accounts of $20.7 million, or 11.9%, to $153.5 million.

Time deposits increased $45.8 million, or 6.6%, from $689.9 million at December 31, 2025, to $735.7 million at June 30, 2026. The Company did not have brokered time deposits at June 30, 2026, and December 31, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market.

At June 30, 2026, the Bank’s uninsured deposits totaled $722.7 million, or 30.1% of total deposits, compared to $697.6 million, or 29.5% of total deposits, at December 31, 2025. Uninsured amounts were based on the portion of customer account balances that exceeded the FDIC limit of $250,000. At June 30, 2026, there was one consumer deposit relationship, which is our largest deposit relationship, with a household concentration comprising 5.8% of total deposits, compared to 5.0% of total deposits at December 31, 2025. The next largest deposit relationship is to a local municipality with a concentration of 1.3% of total deposits at June 30, 2026, and 1.9% at December 31, 2025.

The table below is a summary of our deposit balances for the periods noted:

	At June 30, 2026		At December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in thousands)
Demand and interest-bearing checking:
Demand deposit accounts	$600,599	25.0%	$594,516	25.2%
Interest-bearing checking accounts	153,531	6.4%	174,227	7.4%
Savings:
Regular savings accounts	193,160	8.0%	186,597	7.9%
Money market accounts	718,361	29.9%	715,620	30.3%
Total core deposits	1,665,651	69.4%	1,670,960	70.8%
Time deposits	735,749	30.6%	689,948	29.2%
Total deposits	$2,401,400	100.0%	$2,360,908	100.0%

Borrowings.

At June 30, 2026, total borrowings decreased $43.5 million, or 41.0%, from $106.1 million at December 31, 2025, to $62.6 million. At June 30, 2026, short-term borrowings increased $4.5 million, or 33.7%, to $17.7 million, compared to $13.3 million at December 31, 2025. At June 30, 2026, long-term borrowings decreased $48.0 million, or 65.8%, to $25.0 million from $73.0 million at December 31, 2025.

At June 30, 2026, and December 31, 2025, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes (the “Notes”). Beginning on May 1, 2026, the Notes bear interest at a floating rate equal to the 90-day average secured overnight financing rate (“SOFR”) plus 412 basis points.

As of June 30, 2026, the Company had $547.5 million of additional borrowing capacity at the FHLB, $392.7 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Capital.

At June 30, 2026, shareholders’ equity was $248.3 million, or 9.1% of total assets, compared to $247.6 million, or 9.1% of total assets, at December 31, 2025. The change was primarily attributable to net income of $8.4 million, partially offset by cash dividends paid of $2.8 million and the repurchase of 381,000 shares at a cost of $5.2 million. At June 30, 2026, total shares outstanding were 20,045,872. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

General.

The Company reported a decrease in net income of $992,000, or 21.6%, from $4.6 million, or $0.23 per diluted share, for the three months ended June 30, 2025, to $3.6 million, or $0.18 per diluted share, for the three months ended June 30, 2026. Net interest income increased $1.7 million, or 9.5%, provision for credit losses increased $2.2 million, non-interest income decreased $17,000, or 0.5%, and non-interest expense increased $699,000, or 4.5%. Return on average assets and return on average equity were 0.53% and 5.84%, respectively, for the three months ended June 30, 2026, compared to 0.69% and 7.76%, respectively, for the three months ended June 30, 2025.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended June 30, 2026 and 2025, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended June 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,189,867	$28,084	5.14%	$2,081,319	$26,335	5.08%
Securities(2)	355,904	2,457	2.77	375,074	2,588	2.77
Other investments - at cost	14,171	156	4.42	15,062	169	4.50
Short-term investments(3)	26,034	208	3.20	58,622	641	4.39
Total interest-earning assets	2,585,976	30,905	4.79	2,530,077	29,733	4.71
Total non-interest-earning assets	152,735			156,247
Total assets	$2,738,711			$2,686,324

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$147,413	$360	0.98%	$165,329	$424	1.03%
Savings accounts	193,850	58	0.12	188,498	55	0.12
Money market accounts	728,462	3,847	2.12	687,621	3,600	2.10
Time deposit accounts	722,603	6,093	3.38	690,555	6,358	3.69
Total interest-bearing deposits	1,792,328	10,358	2.32	1,732,003	10,437	2.42
Short-term borrowings and long-term debt	85,845	1,102	5.15	122,070	1,533	5.04
Interest-bearing liabilities	1,878,173	11,460	2.45	1,854,073	11,970	2.59
Non-interest-bearing deposits	593,110			572,833
Other non-interest-bearing liabilities	20,392			22,207
Total non-interest-bearing liabilities	613,502			595,040

Total liabilities	2,491,675			2,449,113
Total equity	247,036			237,211
Total liabilities and equity	$2,738,711			$2,686,324
Less: Tax-equivalent adjustment(2)		(124)			(121)
Net interest and dividend income		$19,321			$17,642
Net interest rate spread(4)			2.33%			2.10%
Net interest rate spread, on a tax equivalent basis(5)			2.34%			2.12%
Net interest margin(6)			3.00%			2.80%
Net interest margin, on a tax equivalent basis(7)			3.02%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			137.69%			136.46

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$1,373	$376	$1,749
Securities (1)	(132)	1	(131)
Other investments - at cost	(10)	(3)	(13)
Short-term investments	(356)	(77)	(433)
Total interest-earning assets	875	297	1,172

Interest-bearing liabilities
Interest-bearing checking accounts	(46)	(18)	(64)
Savings accounts	2	1	3
Money market accounts	214	33	247
Time deposits	295	(560)	(265)
Short-term borrowings and long-term debt	(455)	24	(431)
Total interest-bearing liabilities	10	(520)	(510)
Change in net interest and dividend income (1)	$865	$817	$1,682

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income increased $1.7 million, or 9.5%, to $19.3 million, for the three months ended June 30, 2026, from $17.6 million for the three months ended June 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.2 million, or 3.9%, and a decrease in interest expense of $510,000, or 4.3%. During the three months ended June 30, 2026, and the three months ended June 30, 2025, the Company recorded prepayment penalties related to payoffs in the commercial real estate portfolio of $82,000 and $425,000, respectively. Excluding the prepayment penalties, net interest income increased $2.0 million, or 11.7%. The increase in interest and dividend income was primarily due to the increase in average loans of $108.5 million, or 5.2%, and an increase of seven basis points in the average loan yield, without the impact of tax-equivalent adjustments, from the three months ended June 30, 2025 to the three months ended June 30, 2026.

The net interest margin increased 20 basis points from 2.80% for the three months ended June 30, 2025 to 3.00% for the three months ended June 30, 2026. The net interest margin, on a tax-equivalent basis, increased 20 basis points from 2.82% for the three months ended June 30, 2025 to 3.02% for the three months ended June 30, 2026. Excluding the prepayment penalties discussed above, the net interest margin increased 25 basis points from 2.73% for the three months ended June 30, 2025 to 2.98%, for the three months ended June 30, 2026.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased eight basis points from 4.69% for the three months ended June 30, 2025 to 4.77%, for the three months ended June 30, 2026. The average loan yield, without the impact of tax-equivalent adjustments, increased seven basis points from 5.05% for the three months ended June 30, 2025, to 5.12% for the three months ended June 30, 2026. During the three months ended June 30, 2026, average interest-earning assets increased $55.9 million, or 2.2%, to $2.6 billion, primarily due to an increase in average loans of $108.6 million, or 5.2%, partially offset by a decrease in average short-term investments, consisting of cash and cash equivalents, of $32.6 million, or 55.6%, and a decrease in average securities of $19.2 million, or 5.1%.

The average cost of total funds, including non-interest bearing accounts and borrowings, decreased 12 basis points from 1.98% for the three months ended June 30, 2025, to 1.86% for the three months ended June 30, 2026. The average cost of core deposits, which the Company defines as all deposits except time deposits, increased two basis points from 1.01% for the three months ended June 30, 2025, to 1.03% for the three months ended June 30, 2026. The average cost of time deposits decreased 31 basis points from 3.69% for the three months ended June 30, 2025, to 3.38% for the three months ended June 30, 2026. The average cost of borrowings, including subordinated debt, increased 11 basis points from 5.04% for the three months ended June 30, 2025, to 5.15%, for the three months ended June 30, 2026. Average demand deposits, an interest-free source of funds, increased $20.3 million, or 3.5%, from $572.8 million, or 24.9% of total average deposits, for the three months ended June 30, 2025, to $593.1 million, or 24.9% of total average deposits, for the three months ended June 30, 2026.

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

During the three months ended June 30, 2026, the Company recorded a provision for credit losses of $1.6 million, due to the partial charge-off of $1.8 million on the participation loan discussed above. The Company does not have any additional expected losses to the borrower or guarantor associated with the participation loan. At June 30, 2026, the Company’s portion of the remaining carrying value of the participation loan was $1.6 million. The Company currently expects full recovery of its portion of the remaining carrying value through the anticipated sale of the underlying collateral. During the three months ended June 30, 2025, the Company recorded a reversal of credit losses of $615,000 as a result of a recovery in the amount of $624,000 on a charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc.

The provision for credit losses was also determined by a number of factors: the continued overall credit performance of the Company’s diversified loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment. Management believes that the allowance for credit losses are at adequate levels, however, future adjustments may be necessary if economic, real estate market values and other conditions differ substantially from the current operating environment.

During the three months ended June 30, 2026, the Company recorded net charge-offs of $1.8 million, or 0.33% of average loans, on an annualized basis, compared to net recoveries of $585,000, or 0.11% of average loans, on an annualized basis, for the three months ended June 30, 2025. During the three months ended June 30, 2026, the increase in net charge-offs was due to the $1.8 million charge-off of the participation loan discussed above.

Non-Interest Income.

During the three months ended June 30, 2026, non-interest income decreased $17,000, or 0.5%, to $3.4 million from $3.4 million for the three months ended June 30, 2025. During the three months ended June 30, 2026, service charges and fees on deposits increased $187,000, or 8.4%, wealth management income increased $96,000, or 32.8%, income from BOLI increased $19,000, or 3.7%, from $516,000 for the three months ended June 30, 2025, to $535,000 for the three months ended June 30, 2026. During the three months ended June 30, 2026 and the three months ended June 30, 2025, the Company reported unrealized gains on marketable equity securities of $47,000 and $25,000, respectively. During the three months ended June 30, 2025, the Company reported a gain of $243,000 on non-marketable equity investments and did not have comparable income during the three months ended June 30, 2026. During the three months ended June 30, 2025, the Company reported $95,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the three months ended June 30, 2026.

Non-Interest Expense.

For the three months ended June 30, 2026, non-interest expense increased $699,000, or 4.5%, to $16.4 million from $15.7 million for the three months ended June 30, 2025. The increase in non-interest expense was due to an increase in salaries and benefits of $645,000, or 7.3%, due to annual merit increases and increases in health insurance benefits, an increase in software related expense of $67,000, or 10.4%, an increase in occupancy expense of $54,000, or 4.3%, an increase in other non-interest expense of $31,000, or 2.3%, an increase in data processing expense of $28,000, or 3.0%, and an increase in advertising and marketing expense of $14,000, or 3.2%. These increases were partially offset by a decrease in furniture and equipment expense of $87,000, or 17.7%, a decrease in debit card and ATM processing fees of $30,000, or 4.5%, and a decrease in FDIC insurance expense of $22,000, or 5.5%.

For the three months ended June 30, 2026, the efficiency ratio was 72.0%, compared to 74.4% for the three months ended June 30, 2025. For the three months ended June 30, 2026, the adjusted efficiency ratio, a non-GAAP financial measure, was 72.2% compared to 75.3% for the three months ended June 30, 2025. The decreases in the efficiency ratio and the adjusted efficiency ratio were driven by an increase in total revenues, defined as the sum of net interest income and non-interest income, during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the three months ended June 30, 2026, was $1.2 million, or an effective tax rate of 25.1%, compared to $1.4 million, or an effective tax rate of 23.7%, for the three months ended June 30, 2025. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2026.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND JUNE 30, 2025

General.

For the six months ended June 30, 2026, the Company reported net income of $8.4 million, or $0.42 per diluted share, compared to $6.9 million, or $0.34 per diluted share, for the six months ended June 30, 2025. Net interest income increased $5.0 million, or 15.0%, provision for credit losses increased $2.1 million, non-interest income increased $657,000, or 10.6%, and non-interest expense increased $1.5 million, or 4.9%, during the same period. Return on average assets and return on average equity were 0.62% and 6.80% for the six months ended June 30, 2026, respectively, compared to 0.52% and 5.87% for the six months ended June 30, 2025, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the six months ended June 30, 2026 and 2025, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Six Months Ended June 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,188,207	$55,643	5.13%	$2,077,424	$51,440	4.99%
Securities(2)	359,921	4,962	2.78	370,249	5,010	2.73
Other investments - at cost	14,874	303	4.11	14,941	360	4.86
Short-term investments(3)	25,436	397	3.15	67,282	1,481	4.44
Total interest-earning assets	2,588,438	61,305	4.78	2,529,896	58,291	4.65
Total non-interest-earning assets	153,256			156,489
Total assets	$2,741,694			$2,686,385

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$148,137	660	0.90	$153,212	674	0.89
Savings accounts	191,975	101	0.11	186,196	95	0.10
Money market accounts	728,525	7,669	2.12	695,872	7,569	2.19
Time deposit accounts	707,193	11,906	3.40	696,618	13,475	3.90
Total interest-bearing deposits	1,775,830	20,336	2.31	1,731,898	21,813	2.54
Short-term borrowings and long-term debt	105,907	2,580	4.91	122,426	3,060	5.04
Interest-bearing liabilities	1,881,737	22,916	2.46	1,854,324	24,873	2.70
Non-interest-bearing deposits	590,820			571,245
Other non-interest-bearing liabilities	20,900			23,826
Total non-interest-bearing liabilities	611,720			595,071

Total liabilities	2,493,457			2,449,395
Total equity	248,237			236,990
Total liabilities and equity	$2,741,694			$2,686,385
Less: Tax-equivalent adjustment(2)		(243)			(242)
Net interest and dividend income		$38,146			$33,176
Net interest rate spread(4)			2.30%			1.92%
Net interest rate spread, on a tax equivalent basis(5)			2.32%			1.95%
Net interest margin(6)			2.97%			2.64%
Net interest margin, on a tax equivalent basis(7)			2.99%			2.66%
Ratio of average interest-earning
assets to average interest-bearing liabilities			137.56%			136.43%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.

(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.

(3)	Short-term investments include federal funds sold.

(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the tax-equivalent weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”

(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”

(8)	Annualized.

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

	Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans (1)	$2,743	$1,460	$4,203
Securities (1)	(140)	92	(48)
Other investments - at cost	(2)	(55)	(57)
Short-term investments	(921)	(163)	(1,084)
Total interest-earning assets	1,680	1,334	3,014

Interest-bearing liabilities
Interest-bearing checking accounts	(22)	8	(14)
Savings accounts	3	3	6
Money market accounts	355	(255)	100
Time deposits	205	(1,774)	(1,569)
Short-term borrowings and long-term debt	(413)	(67)	(480)
Total interest-bearing liabilities	128	(2,085)	(1,957)
Change in net interest and dividend income	$1,552	$3,419	$4,971

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the six months ended June 30, 2026, net interest income increased $5.0 million, or 15.0%, to $38.1 million, compared to $33.2 million for the six months ended June 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $3.0 million, or 5.2%, driven by higher interest income from loans, and a decrease in interest expense of $2.0 million, or 7.9%. The decrease in interest expense was due to a decrease in interest expense on deposits of $1.5 million, or 6.8%, and a decrease in interest expense on borrowings of $480,000, or 15.7%.

The net interest margin increased 33 basis points from 2.64%, for the six months ended June 30, 2025, to 2.97% for the six months ended June 30, 2026. The net interest margin, on a tax-equivalent basis, increased 33 basis points from 2.66%, for the six months ended June 30, 2025, to 2.99% for the six months ended June 30, 2026. During the six months ended June 30, 2026 and the six months ended June 30, 2025, the Company recorded prepayment penalties related to payoffs in the commercial real estate portfolio of $98,000 and $425,000, respectively. Excluding the prepayment penalties, the net interest margin increased 35 basis points from 2.61%, for the six months ended June 30, 2025 to 2.96%, for the six months ended June 30, 2026.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.76% for the six months ended June 30, 2026, compared to 4.63% for the six months ended June 30, 2025. The average loan yield, without the impact of tax-equivalent adjustments, was 5.11% for the six months ended June 30, 2026, compared to 4.97% for the six months ended June 30, 2025. During the six months ended June 30, 2026, average interest-earning assets increased $58.5 million, or 2.3%, to $2.6 billion, from the same period in 2025. The increase was primarily due to an increase in average loans of $110.8 million, or 5.3%, partially offset by a decrease in average short-term investments, consisting of cash and cash equivalents, of $41.8 million, or 62.2%, and a decrease in average securities of $10.3 million, or 2.8%.

The average cost of total funds, including non-interest bearing accounts and borrowings, decreased 20 basis points from 2.07% for the six months ended June 30, 2025, to 1.87% for the six months ended June 30, 2026. The average cost of core deposits, which the Company defines as all deposits except time deposits, decreased three basis points to 1.02% for the six months ended June 30, 2026, from 1.05% for the six months ended June 30, 2025. The average cost of time deposits decreased 50 basis points from 3.90% for the six months ended June 30, 2025, to 3.40% for the six months ended June 30, 2026. The average cost of borrowings, including subordinated debt, decreased 13 basis points from 5.04% for the six months ended June 30, 2025, to 4.91% for the six months ended June 30, 2026. Average demand deposits, an interest-free source of funds, increased $19.6 million, or 3.4%, from $571.2 million, or 24.8% of total average deposits, for the six months ended June 30, 2025, to $590.8 million, or 25.0% of total average deposits, for the six months ended June 30, 2026.

Provision for (Reversal of) Credit Losses.

During the six months ended June 30, 2026, the Company recorded a provision for credit losses of $1.6 million, compared to a reversal of credit losses of $473,000 during the six months ended June 30, 2025. The increase in the provision for credit losses was primarily due to the partial charge-off of $1.8 million on the participation loan discussed above. The provision for credit losses was also determined by a number of factors: the continued overall credit performance of the Company’s diversified loan portfolio, changes in the loan portfolio mix and Management’s consideration of existing economic conditions and the economic outlook from the Federal Reserve’s actions to control inflation. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment. Management believes that the allowance for credit losses are at adequate levels, however, future adjustments may be necessary if economic, real estate market values and other conditions differ substantially from the current operating environment.

The Company recorded net charge-offs of $1.8 million, or 0.17% of average loans, on an annualized basis, for the six months ended June 30, 2026, as compared to net recoveries of $556,000, or 0.05%, of average loans, on an annualized basis, for the six months ended June 30, 2025. The increase in net charge-offs was due to the $1.8 million charge-off of the participation loan discussed above. During the six months ended June 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship acquired on October 21, 2016 from Chicopee Bancorp, Inc.

Non-Interest Income.

For the six months ended June 30, 2026, non-interest income increased $657,000, or 10.6%, from $6.2 million during the six months ended June 30, 2025, to $6.8 million. During the six months ended June 30, 2026, non-interest income included the recognition of $450,000 in BOLI death benefits. Excluding the BOLI death benefits, non-interest income increased $207,000, or 3.4%. During the same period, service charges and fees on deposits increased $295,000, or 6.9%, wealth management income increased $225,000, or 40.6%, and income from BOLI increased $22,000, or 2.2%.

During the six months ended June 30, 2025, the Company reported a gain of $243,000 on non-marketable equity investments and did not have comparable income during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company reported $95,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the six months ended June 30, 2026. During the six months ended June 30, 2026, the Company reported unrealized gains on marketable equity securities of $34,000, compared to unrealized gains on marketable equity securities of $20,000 during the six months ended June 30, 2025. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the six months ended June 30, 2025, the Company reported $11,000 in gains from mortgage banking activities and did not have comparable gains or losses during the six months ended June 30, 2026.

Non-Interest Expense.

For the six months ended June 30, 2026, non-interest expense increased $1.5 million, or 4.9%, to $32.4 million, compared to $30.8 million for the six months ended June 30, 2025. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $1.5 million, or 8.5%, due to annual merit increases and increases in health insurance benefits. During the same period, occupancy expense increased $204,000, or 7.6%, due to an increase in snow removal costs of $111,000, or 76.6%. Software related expenses increased $97,000, or 7.4%, debit card and ATM processing fees increased $56,000, or 4.5%, and advertising expense increased $27,000, or 3.1%. These increases were partially offset by a decrease in furniture and equipment expense of $141,000, or 14.1%, a decrease in FDIC insurance expense of $61,000, or 7.3%, a decrease in other non-interest expense of $49,000, or 1.8%, a decrease in professional fees of $38,000, or 3.3%, and a decrease in data processing expense of $33,000, or 1.8%.

For the six months ended June 30, 2026, the efficiency ratio was 72.0% compared to 78.4% for the six months ended June 30, 2025. For the six months ended June 30, 2026, the adjusted efficiency ratio, a non-GAAP financial measure, was 72.7%, compared to 78.9% for the six months ended June 30, 2025. The decreases in the efficiency ratio and the adjusted efficiency ratio were driven by higher revenues, defined as the sum of net interest income and non-interest income, during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. The adjusted efficiency ratio is a non-GAAP measure. See “Explanation of Use of Non-GAAP Financial Measurements” for the related efficiency ratio calculation and a reconciliation of GAAP to non-GAAP financial measures.

Income Taxes.

Income tax expense for the six months ended June 30, 2026, was $2.6 million, representing an effective tax rate of 23.7%, compared to $2.1 million, representing an effective tax rate of 23.2%, for the six months ended June 30, 2025. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2026.

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

	At June 30, 2026	At June 30, 2025
	(Dollars in thousands, except per share data)

Book Value per Share (GAAP)	$12.39	$11.68
Non-GAAP adjustments:
Goodwill	(0.62)	(0.61)
Core deposit intangible	(0.05)	(0.06)
Tangible Book Value per Share (non-GAAP)	$11.72	$11.01

	Three Months Ended		Six Months Ended

	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)

Loan income (no tax adjustment)	$27,960	$26,214	$55,400	$51,198
Tax-equivalent adjustment (1)	124	121	243	242
Loan income (tax-equivalent basis)	$28,084	$26,335	$55,643	$51,440

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(Dollars in thousands)

Net interest income (no tax adjustment)	$19,321	$17,642	$38,146	$33,176
Tax-equivalent adjustment (1)	124	121	243	242
Net interest income (tax-equivalent basis)	$19,445	$17,763	$38,389	$33,418

Net interest income (no tax adjustment)	$19,321	$17,642	$38,146	$33,176
Less:
Prepayment penalties	82	425	98	425
Adjusted net interest income (non-GAAP)	$19,239	$17,217	$38,048	$32,751

Average interest-earning assets	$2,585,976	$2,530,077	$2,588,438	$2,529,896
Net interest margin (no tax adjustment)	3.00%	2.80%	2.97%	2.64%
Net interest margin (tax-equivalent)	3.02%	2.82%	2.99%	2.66%
Net interest margin, excluding prepayment penalties (no tax adjustment) (non-GAAP)	2.98%	2.73%	2.96%	2.61%

Efficiency Ratio:
Non-interest Expense (GAAP)	$16,355	$15,656	$32,363	$30,840

Net Interest Income (GAAP)	$19,321	$17,642	$38,146	$33,176

Non-interest Income (GAAP)	$3,394	$3,411	$6,827	$6,170
Non-GAAP adjustments:
Unrealized gain on marketable equity securities	(47)	(25)	(34)	(20)
Gain on non-marketable equity investments	—	(243)	—	(243)
Gain on bank-owned life insurance death benefits	(1)	—	(450)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$3,346	$3,143	$6,343	$5,907
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$22,667	$20,785	$44,489	$39,083

Efficiency Ratio (GAAP)	72.00%	74.36%	71.96%	78.38%

Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	72.15%	75.32%	72.74%	78.91%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At June 30, 2026 and December 31, 2025, outstanding borrowings from the FHLB were $38.5 million and $83.0 million, respectively. At June 30, 2026, the Company had $547.5 million in available borrowing capacity with the FHLB, including the $9.5 million Ideal Way Line of Credit. The Company has the ability to increase its borrowing capacity with the FHLB by pledging additional investment securities or loans.

The Company has an available line of credit of $392.7 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of June 30, 2026 and December 31, 2025, there were no advances outstanding under either of these lines.

In addition, the Company has available lines of credit of $15.0 million and $10.0 million with two correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At June 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under either of these lines of credit. In addition, the Company may enter into reverse repurchase agreements with approved broker-dealers which would allow the Company to borrow money by pledging securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans, and residential real estate loans, as well as and the purchase of mortgage-backed and other investment securities. At June 30, 2026, the Company had approximately $163.5 million in loan commitments and letters of credit to borrowers and approximately $343.7 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At June 30, 2026, time deposit accounts scheduled to mature within one year totaled $715.1 million, or 97.2% of total time deposits. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of June 30, 2026 were estimated to be $21.7 million, with $5.0 expected to be paid within one year, and the remaining $16.7 million to be paid within the next four years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to twelve years, some of which include options to extend the leases for additional five-year terms up to ten years. At June 30, 2026, undiscounted lease liabilities totaled $8.2 million. Principal payments expected to be made on our lease liabilities during the twelve months ended June 30, 2027 totaled $1.5 million. The remaining lease liability payments totaled $6.7 million and are expected to be made after June 30, 2027.

On April 20, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 4.875% Fixed-to-Floating Rate Notes to certain qualified institutional buyers in a private placement transaction. The Notes mature on May 1, 2031 (“Maturity Date”) and were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. At June 30, 2026, $19.8 million aggregate principal amount of the Notes was outstanding.

From the issuance date through April 30, 2026, the Notes bore interest at a fixed interest rate of 4.875% per annum. Beginning on May 1, 2026, the Notes bear interest at a floating rate equal to the 90-day average SOFR, plus 412 basis points, payable quarterly in arrears. The Company has the ability to call the Notes, in whole, or in part, at a redemption price equal to 100% of the principal amount at certain times on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Federal Reserve. As of June 30, 2026, the Company has not redeemed any portion of the Notes.

At June 30, 2026, the Company exceeded each of the applicable regulatory capital requirements to be considered “well-capitalized”. As of June 30, 2026, the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios of June 30, 2026 and December 31, 2025 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
June 30, 2026
Total Capital (to Risk Weighted Assets):
Consolidated	$288,690	13.96%	$165,421	8.00%	N/A	N/A
Bank	278,058	13.47	165,133	8.00	$206,416	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	252,221	12.20	124,066	6.00	N/A	N/A
Bank	257,436	12.47	123,850	6.00	165,133	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	252,221	12.20	93,049	4.50	N/A	N/A
Bank	257,436	12.47	92,887	4.50	134,170	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	252,221	9.18	109,945	4.00	N/A	N/A
Bank	257,436	9.37	109,842	4.00	137,302	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$291,864	14.19%	$164,584	8.00%	N/A	N/A
Bank	276,990	13.48	164,435	8.00	$205,544	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	123,438	6.00	N/A	N/A
Bank	256,019	12.46	123,326	6.00	164,435	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	92,578	4.50	N/A	N/A
Bank	256,019	12.46	92,495	4.50	133,603	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	251,103	9.13	110,013	4.00	N/A	N/A
Bank	256,019	9.32	109,878	4.00	137,347	5.00

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1 - 30, 2026	126,966	13.94	126,966	559,499
May 1 – 31, 2026	48,034	13.69	48,034	511,465
June 1 - 30, 2026	20,000	13.17	20,000	491,465
Total	195,000	13.80	195,000	491,465

(1)	On April 22, 2025, the Board of Directors authorized a new stock repurchase plan (the “2025 Plan”), under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock, or approximately 4.8% of the Company’s outstanding shares of common stock as of the date the 2025 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).

3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 2, 2017).

4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended June 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 7, 2026.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak Executive Vice President and Chief Financial Officer