Form 10-Q
period 2026-09-30
Western New England Bancorp, Inc.
filed 2026-11-05
CIK 1157647

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☐    No ☒

At November 2, 2026 the registrant had 19,830,872 shares of common stock, $0.01 par value, issued and outstanding.

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

i

PART I – FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS - UNAUDITED

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2026	2025
Assets
Cash and due from banks	$24,094	$19,890
Federal funds sold	9,057	2,236
Interest-bearing deposits and other short-term investments	29,617	18,255
Total cash and cash equivalents	62,768	40,381

Securities available-for-sale, at fair value (Amortized cost: $191,915 at September 30, 2026 and $198,194 at December 31, 2025)	160,859	175,800
Securities held-to-maturity, at amortized cost (Fair value: $138,293 at September 30, 2026 and $158,504 at December 31, 2025)	177,913	188,800
Marketable equity securities, at fair value	666	632
Total investment securities	339,438	365,232
Federal Home Loan Bank stock and other restricted stock, at amortized cost	2,985	5,359
Total Loans	2,195,196	2,183,592
Allowance for credit losses	(19,634)	(20,297)
Net loans	2,175,562	2,163,295
Premises and equipment, net	22,084	23,345
Accrued interest receivable	9,277	8,783
Bank-owned life insurance	78,730	79,019
Deferred tax asset, net	14,953	12,716
Goodwill	12,487	12,487
Core deposit intangible	781	1,063
Other assets	27,076	24,800
Total Assets	$2,746,141	$2,736,480

Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing deposits	$615,171	$594,516
Interest-bearing deposits	1,812,945	1,766,392
Total deposits	2,428,116	2,360,908

Borrowings:
Short-term borrowings	6,140	13,270
Long-term debt	25,000	73,000
Subordinated debt	19,820	19,790
Total borrowings	50,960	106,060
Securities pending settlement	125	242
Other liabilities	22,246	21,633
Total Liabilities	2,501,447	2,488,843
Shareholders’ Equity:
Preferred stock - $0.01 par value, 5,000,000 shares authorized, none outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock - $0.01 par value, 75,000,000 shares authorized, 19,830,872 and 20,372,786 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	198	204
Additional paid-in capital	107,577	114,515
Unearned compensation – Employee Stock Ownership Plan (“ESOP”)	(1,116)	(1,443)
Unearned compensation - Equity Incentive Plan	(1,641)	(1,224)
Retained earnings	162,817	152,302
Accumulated other comprehensive loss, net of tax	(23,141)	(16,717)
Total Shareholders’ Equity	244,694	247,637
Total Liabilities and Shareholders’ Equity	$2,746,141	$2,736,480

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF NET INCOME – UNAUDITED

(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income:
Commercial real estate loans	$13,874	$13,326	$41,204	$39,427
Residential real estate loans	11,065	9,703	32,078	27,866
Commercial and industrial loans	3,505	3,593	10,447	10,381
Consumer loans	53	68	168	214
Total interest income from loans	28,497	26,690	83,897	77,888
Investment securities, taxable	2,456	2,616	7,410	7,624
Marketable equity securities	1	1	9	3
Total interest and dividend income from investment securities	2,457	2,617	7,419	7,627
Other investments	124	166	427	526
Short-term investments	225	560	622	2,041
Total interest income from cash and cash equivalents	349	726	1,049	2,567
Total interest and dividend income	31,303	30,033	92,365	88,082

Interest expense:
Deposits	10,522	10,403	30,858	32,216
Short-term borrowings	81	39	639	140
Long-term debt	308	1,245	1,725	3,696
Subordinated debt	398	254	1,003	762
Total interest expense	11,309	11,941	34,225	36,814
Net interest and dividend income	19,994	18,092	58,140	51,268

(Reversal of) provision for credit losses	(971)	1,293	661	820
Net interest and dividend income after (reversal of) provision for credit losses	20,965	16,799	57,479	50,448

Non-interest income:
Service charges and fees	2,265	2,199	6,818	6,457
Wealth management income	382	353	1,161	907
Income from bank-owned life insurance	516	482	1,527	1,471
Net unrealized (loss) gain on marketable equity securities	(2)	22	32	42
Gain on sale of premises and equipment	712	—	712	—
Gain on bank-owned life insurance death benefits	—	—	450	—
Gain on mortgage banking activities	—	—	—	11
Gain on non-marketable equity investments	33	—	33	243
Other income	—	117	—	212
Total non-interest income	3,906	3,173	10,733	9,343

Non-interest expense:
Salaries and employee benefits	9,604	9,209	28,309	26,453
Occupancy	1,320	1,237	4,201	3,914
Furniture and equipment	433	453	1,270	1,431
Data processing	973	916	2,755	2,731
Software	670	652	2,071	1,956
Debit card and ATM processing expense	714	633	2,021	1,884
Professional fees	540	460	1,671	1,629
FDIC insurance assessment	381	376	1,150	1,206
Advertising	452	433	1,351	1,305
Other non-interest expenses	1,426	1,409	4,077	4,109
Total non-interest expense	16,513	15,778	48,876	46,618
Income before income taxes	8,358	4,194	19,336	13,173
Income tax provision	2,059	1,027	4,662	3,113
Net income	$6,299	$3,167	$14,674	$10,060

Earnings per common share:
Basic earnings per share	$0.32	$0.16	$0.74	$0.50
Weighted average basic shares outstanding	19,671,364	20,110,492	19,815,329	20,234,534
Diluted earnings per share	$0.32	$0.16	$0.74	$0.50
Weighted average diluted shares outstanding	19,791,391	20,240,975	19,915,761	20,354,977
Dividends per share	$0.07	$0.07	$0.21	$0.21

 See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME – UNAUDITED

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$6,299	$3,167	$14,674	$10,060
Other comprehensive income (loss):
Change in fair value of securities available-for-sale	(8,200)	2,724	(8,662)	7,401
Tax effect	2,116	(697)	2,238	(1,914)
Net-of-tax amount	(6,084)	2,027	(6,424)	5,487

Other comprehensive income (loss)	(6,084)	2,027	(6,424)	5,487
Total comprehensive income	$215	$5,194	$8,250	$15,547

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Dollars in thousands, except per share data)

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Unearned Compensation- ESOP	Unearned Compensation- Equity Incentive Plan	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE AT DECEMBER 31, 2025	20,372,786	$204	$114,515	$(1,443)	$(1,224)	$152,302	$(16,717)	$247,637
Net income	—	—	—	—	—	4,777	—	4,777
Comprehensive loss	—	—	—	—	—	—	(458)	(458)
Common stock held by ESOP committed to be released (63,224 shares)	—	—	99	109	—	—	—	208
Share-based compensation - equity incentive plan	—	—	—	—	(187)	—	—	(187)
Forfeited equity incentive plan shares (54,754 shares)	—	—	(542)	—	542	—	—	—
Forfeited equity incentive plan shares reissued (64,710 shares)	—	—	808	—	(808)	—	—	—
Common stock repurchased	(186,000)	(3)	(2,505)	—	—	—	—	(2,508)
Issuance of common stock in connection with equity incentive plan	54,086	1	674	—	(675)	—	—	—
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,373)	—	(1,373)
BALANCE AT MARCH 31, 2026	20,240,872	$202	$113,049	$(1,334)	$(2,352)	$155,706	$(17,175)	$248,096
Net income	—	—	—	—	—	3,598	—	3,598
Comprehensive income	—	—	—	—	—	—	118	118
Common stock held by ESOP committed to be released (63,224 shares)	—	—	103	109	—	—	—	212
Share-based compensation - equity incentive plan	—	—	—	—	343	—	—	343
Forfeited equity incentive plan shares (1,603 shares)	—	—	(20)	—	20	—	—	—
Common stock repurchased	(195,000)	(2)	(2,690)	—	—	—	—	(2,692)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,396)	—	(1,396)
BALANCE AT JUNE 30, 2026	20,045,872	$200	$110,442	$(1,225)	$(1,989)	$157,908	$(17,057)	$248,279
Net income	—	—	—	—	—	6,299	—	6,299
Comprehensive loss	—	—	—	—	—	—	(6,084)	(6,084)
Common stock held by ESOP committed to be released (63,224 shares)	—	—	110	109	—	—	—	219
Share-based compensation - equity incentive plan	—	—	—	—	348	—	—	348
Common stock repurchased	(215,000)	(2)	(2,975)	—	—	—	—	(2,977)
Cash dividends declared and paid on common stock ($0.07 per share)	—	—	—	—	—	(1,390)	—	(1,390)
BALANCE AT SEPTEMBER 30, 2026	19,830,872	$198	$107,577	$(1,116)	$(1,641)	$162,817	$(23,141)	$244,694

See accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY - UNAUDITED

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,674	$10,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	661	820
Depreciation and amortization of premises and equipment	1,886	1,607
Net (accretion) amortization of purchase accounting adjustments	(340)	24
Amortization of core deposit intangible	282	282
Net amortization of premiums and discounts on securities and mortgage loans	713	766
Net amortization of deferred costs on loans	271	152
Net amortization of premiums on subordinated debt	30	30
Share-based compensation expense	504	751
ESOP expense	639	481
Net change in unrealized gains on marketable equity securities	(32)	(42)
Gain on mortgage banking activities	—	(11)
Income from bank-owned life insurance	(1,527)	(1,471)
Gain on sale of premises and equipment	(712)	—
Gain on bank-owned life insurance death benefit	(450)	—
Net change in:
Accrued interest receivable	(494)	(419)
Other assets	(1,936)	(697)
Other liabilities	273	(813)
Net cash provided by operating activities	14,442	11,520
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from calls, maturities, and principal collections of securities held-to-maturity	10,611	11,320
Purchases of securities available-for-sale	(7,471)	(31,600)
Proceeds from calls, maturities, and principal collections of securities available-for-sale	13,337	11,529
Proceeds from redemption and sales of marketable equity securities	44	—
Purchase of marketable equity securities	(47)	(33)
Net loan originations and principal payments	(13,196)	(61,075)
Redemption of Federal Home Loan Bank of Boston stock	2,374	—
Purchases of premises and equipment	(1,866)	(775)
Proceeds from sale of premises and equipment, net	2,268	—
Proceeds from payout on bank-owned life insurance	2,266	—
Net cash provided by (used in) investing activities	8,320	(70,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	67,208	87,228
Decrease in short-term borrowings	(7,130)	(2,410)
Repayment of long-term debt	(48,000)	—
Cash dividends paid on common stock	(4,159)	(4,295)
Repurchase of common stock	(8,294)	(4,917)
Net cash (used in) provided by financing activities	(375)	75,606

NET CHANGE IN CASH AND CASH EQUIVALENTS:	22,387	16,492
Beginning of period	40,381	66,450
End of period	$62,768	$82,942

Supplemental cash flow information:
Net change in cash due to broker for common stock repurchased	$(117)	$(163)
Available-for-sale securities purchases pending settlement	—	(8,459)
Interest paid	34,372	36,864
Taxes paid	4,281	4,438

See the accompanying notes to unaudited consolidated financial statements.

WESTERN NEW ENGLAND BANCORP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 2026

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

Basis of Presentation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of our financial condition as of September 30, 2026, and the results of operations, changes in shareholders’ equity and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results of operations for the year ending December 31, 2026. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

2. EARNINGS PER SHARE

Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period. If rights to dividends on unvested awards are non-forfeitable, these unvested awards are considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by us relate to stock options and certain performance-based restricted stock awards and are determined using the treasury stock method. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no anti-dilutive shares outstanding during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

Earnings per common share for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 have been computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(Dollars and shares in thousands, except per share data)

Net income applicable to common stock	$6,299	$3,167	$14,674	$10,060

Average number of common shares issued	19,983	20,492	20,134	20,632
Less: Average unallocated ESOP Shares	(121)	(186)	(137)	(203)
Less: Average unvested performance-based equity incentive plan shares	(191)	(196)	(182)	(194)

Average number of common shares outstanding used to calculate basic earnings per common share	19,671	20,110	19,815	20,235
Effect of dilutive performance-based equity incentive plan shares	120	131	101	120
Average number of common shares outstanding used to calculate diluted earnings per share	19,791	20,241	19,916	20,355
Net income per common share:
Basic earnings per share	$0.32	$0.16	$0.74	$0.50
Diluted earnings per share	$0.32	$0.16	$0.74	$0.50

3. COMPREHENSIVE INCOME (LOSS)

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the consolidated balance sheet, such items, along with net income, are components of comprehensive income (loss).

The components of accumulated other comprehensive loss included in shareholders’ equity are as follows:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)

Net unrealized losses on securities available-for-sale	$(31,056)	$(22,394)
Tax effect	7,915	5,677
Net-of-tax amount	(23,141)	(16,717)

Accumulated other comprehensive loss, net of tax	$(23,141)	$(16,717)

4. INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2026 and December 31, 2025, and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss on securities available-for-sale. The Company did not record an allowance for credit losses on its securities held-to-maturity portfolio as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,056	$—	$(2,630)	$15,426
Corporate bonds	15,500	83	(169)	15,414
Total debt securities	33,556	83	(2,799)	30,840

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	150,080	—	(26,673)	123,407
U.S. government guaranteed mortgage-backed securities	8,279	—	(1,667)	6,612
Total mortgage-backed securities	158,359	—	(28,340)	130,019

Total securities available-for-sale	191,915	83	(31,139)	160,859

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,000	—	(24)	4,976
U.S. government guaranteed obligations	832	4	—	836
Total debt securities	5,832	4	(24)	5,812

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	172,081	—	(39,600)	132,481
Total mortgage-backed securities	172,081	—	(39,600)	132,481

Total securities held-to-maturity	177,913	4	(39,624)	138,293
Total	$369,828	$87	$(70,763)	$299,152

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Debt securities:
Government-sponsored enterprise obligations	$18,596	$—	$(2,103)	$16,493
Corporate bonds	11,000	155	(207)	10,948
Total debt securities	29,596	155	(2,310)	27,441

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	162,831	806	(19,936)	143,701
U.S. government guaranteed mortgage-backed securities	5,767	—	(1,109)	4,658
Total mortgage-backed securities	168,598	806	(21,045)	148,359

Total securities available-for-sale	198,194	961	(23,355)	175,800

Securities held-to-maturity:
Debt securities:
U.S. Treasury securities	5,001	—	(103)	4,898
U.S. government guaranteed obligations	1,005	2	—	1,007
Total debt securities	6,006	2	(103)	5,905

Mortgage-backed securities:
Government-sponsored mortgage-backed securities	182,794	219	(30,414)	152,599
Total mortgage-backed securities	182,794	219	(30,414)	152,599

Total securities held-to-maturity	188,800	221	(30,517)	158,504
Total	$386,994	$1,182	$(53,872)	$334,304

The following table summarizes the unrealized gains recognized on marketable equity securities for the periods indicated:

	Nine Months Ended September 30
	2026	2025
	(Dollars in thousands)

Net gains recognized during the period on marketable equity securities	$32	$42
Net gains (losses) recognized during the period on equity securities sold during the period	—	—
Net unrealized gains recognized during the period on marketable equity securities held at end of period	$32	$42

At September 30, 2026, U.S. Treasury securities with a fair value of $5.0 million, government-sponsored enterprise obligations with a fair value of $8.1 million and mortgage-backed securities with a fair value of $130.4 million were pledged to secure public deposits and for other purposes as required or permitted by law. The securities collateralizing public deposits are subject to fluctuations in fair value. We monitor the fair value of the collateral on a periodic basis, and pledge additional collateral if necessary, based on changes in fair value of collateral or the balances of such deposits.

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2026, by final maturity, are shown below. Actual maturities may differ from contractual maturities because certain issuers have the right to call or prepay obligations.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Debt securities:
Due in one year or less	$—	$—	$5,000	$4,976
Due after one year through five years	9,955	8,534	—	—
Due after five years through ten years	22,141	20,847	—	—
Due after ten years	1,460	1,459	832	836
Total debt securities	$33,556	$30,840	$5,832	$5,812

Mortgage-backed securities:
Due in one year or less	$94	$93	$—	$—
Due after one year through five years	2,458	2,440	—	—
Due after five years through ten years	4,775	4,456	1,359	1,296
Due after ten years	151,032	123,030	170,722	131,185
Total mortgage-backed securities	158,359	130,019	172,081	132,481
Total securities	$191,915	$160,859	$177,913	$138,293

There were no sales of available-for-sale securities for the nine months ended September 30, 2026 and the nine months ended September 30, 2025.

Allowance for Credit Losses – Securities Available-for-Sale

The Company measures expected credit losses on debt securities available-for-sale based upon the gain or loss position of the security. For debt securities available-for-sale in an unrealized loss position which the Company does not intend to sell, and it is not more likely than not that the Company will be required to sell the security before recovery of the Company’s amortized cost, the Company evaluates qualitative criteria to determine any expected loss. This includes, among other items the financial health of, and specific prospects for the issuer, including whether the issuer is in compliance with the terms and covenants of the security. The Company also evaluates quantitative criteria including determining whether there has been an adverse change in expected future cash flows of the security. Securities available-for-sale which are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Farm Credit Bank (“FFCB”), or Federal Home Loan Bank (“FHLB”). Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Accrued interest receivable on securities available-for-sale guaranteed by government agencies totaled $468,000 at September 30, 2026 and $513,000 at December 31, 2025, and is excluded from the estimate of credit losses. If the Company does not expect to recover the entire amortized cost basis of the security, an allowance for credit losses would be recorded, with a related charge to earnings. If the Company intends to sell the security or it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, the Company recognizes the entire difference between the amortized cost basis of the security and its fair value in earnings. Any impairment that has not been recorded through an allowance for credit loss is recognized in other comprehensive income. Accrued interest receivable on debt securities available-for-sale not guaranteed by government agencies totaled $261,000 at September 30, 2026 and $244,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on debt securities available-for-sale during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

Allowance for Credit Losses – Securities Held-to-Maturity

The Company measures expected credit losses on debt securities held-to-maturity on a collective basis by security type and risk rating where available. The reserve for each pool is calculated based on a Probability of Default/Loss Given Default basis taking into consideration the expected life of each security. Held-to-maturity securities which are issued by the United States Treasury or are guaranteed by government agencies do not currently have an allowance for credit loss as the Company determined these securities are either backed by the full faith and credit of the U.S. government and/or there is an unconditional commitment to make interest payments and to return the principal investment in full to investors when a debt security reaches maturity. In assessing the Company’s investments in government-sponsored and U.S. government guaranteed mortgage-backed securities and government-sponsored enterprise obligations, the contractual cash flows of these investments are guaranteed by the respective government-sponsored enterprise; FHLMC, FNMA, FFCB, or FHLB. Accordingly, it is expected that the securities would not be settled at a price less than the par value of the Company’s investments. The Company will evaluate this position no less than annually, however, certain items which may cause the Company to change this methodology include legislative changes that remove a government-sponsored enterprise’s ability to draw funds from the U.S. government, or legislative changes to housing policy that reduce or eliminate the U.S. government’s implicit guarantee on such securities. Any expected credit losses on securities held-to-maturity would be presented as an allowance for credit loss. Accrued interest receivable on securities held-to-maturity totaled $385,000 at September 30, 2026 and $393,000 at December 31, 2025, and is excluded from the estimate of credit losses. There were no allowances for credit losses established on securities held-to-maturity during the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025.

At September 30, 2026 and December 31, 2025, there was one available-for-sale corporate bond that was rated below investment grade by one or more ratings agencies. The Company reviewed the financial strength of the corporate bond rated below investment grade at September 30, 2026 and has concluded that the amortized cost remains supported by the expected future cash flows of the securities.

The following tables summarize the gross unrealized losses and fair value of the Company’s securities portfolio, aggregated by investment category and length of time that individual securities have been in a continuous loss position at September 30, 2026 and December 31, 2025:

	September 30, 2026
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	14	$36,422	$1,612	4.2%	73	$86,985	$25,061	22.4%
U.S. government guaranteed mortgage-backed securities	1	2,616	303	10.4	9	3,996	1,364	25.4
Government-sponsored enterprise obligations	—	—	—	—	6	15,426	2,630	14.6
Corporate bonds	3	6,421	78	1.2	2	4,909	91	1.8
Total securities available-for-sale	18	45,459	1,993		90	111,316	29,146

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,976	24	0.5%
Government-sponsored mortgage-backed securities	6	10,048	367	3.5	36	122,433	39,233	24.3
Total securities held-to-maturity	6	10,048	367		37	127,409	39,257

Total securities	24	$55,507	$2,360		127	$238,725	$68,403

	December 31, 2025
	Less Than Twelve Months				Over Twelve Months
	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)	Number of Securities	Fair Value	Gross Unrealized Loss	Depreciation from Amortized Cost Basis (%)
	(Dollars in thousands)
Securities available-for-sale:
Government-sponsored mortgage-backed securities	1	$1,819	$7	0.4%	73	$100,750	$19,929	16.5%
U.S. government guaranteed mortgage-backed securities	—	—	—	—	9	4,658	1,109	19.2
Government-sponsored enterprise obligations	1	1,662	6	0.4	5	14,831	2,097	12.4
Corporate bonds	—	—	—	—	2	4,793	207	4.1
Total securities available-for-sale	2	3,481	13		89	125,032	23,342

Securities held-to-maturity:
U.S. Treasury securities	—	—	—	—%	1	4,898	103	2.1%
Government-sponsored mortgage-backed securities	—	—	—	—	36	141,556	30,414	17.7
Total securities held-to-maturity	—	—	—		37	146,454	30,517

Total securities	2	$3,481	$13		126	$271,486	$53,859

The Company expects to recover its amortized cost basis on all securities in its available-for-sale and held-to-maturity portfolios. Furthermore, the Company does not intend to sell, nor does it anticipate that it will be required to sell any of its securities in an unrealized loss position as of September 30, 2026, prior to this anticipated recovery. The decline in fair value on its available-for-sale and held-to-maturity portfolios is largely due to changes in interest rates and other market conditions and not due to credit quality issues. The issuers continue to make timely principal and interest payments on the securities and the fair value is expected to recover as the securities approach maturity. The Company’s ability and intent to hold these securities until recovery is supported by the Company’s stable capital and liquidity positions as well as its historically low portfolio turnover. The following description provides the number of investment positions in an unrealized loss position:

At September 30, 2026, the Company reported gross unrealized losses on the securities available-for-sale portfolio of $31.1 million, or 16.2% of the amortized cost basis of the securities available-for-sale, compared to gross unrealized losses on the securities available-for-sale portfolio of $23.4 million, or 11.8% of the amortized cost basis of the securities available-for-sale at December 31, 2025. At September 30, 2026, there were 108 securities available-for-sale in which the fair value was less than the amortized cost, compared to 91 securities available-for-sale at December 31, 2025.

At September 30, 2026, the Company reported gross unrealized losses on the securities held-to-maturity portfolio of $39.6 million, or 22.3%, of the amortized cost basis of the securities held-to-maturity portfolio, compared to $30.5 million, or 16.2%, of the amortized cost basis of the securities held-to-maturity portfolio at December 31, 2025. At September 30, 2026, there were 43 securities held-to-maturity in which the fair value was less than the amortized cost, compared to 37 securities held-to-maturity at December 31, 2025.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the summary of the loan portfolio by the major classification of the loan at the periods indicated:

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Commercial real estate:
Non-owner occupied	$879,181	$910,239
Owner occupied	179,309	188,824
Total commercial real estate	1,058,490	1,099,063
Residential real estate:
Residential one-to-four family	768,537	719,070
Home equity	145,670	137,801
Total residential real estate	914,207	856,871

Commercial and industrial	216,889	221,790

Consumer	2,125	2,929

Total loans	2,191,711	2,180,653
Plus: Unearned premiums and deferred loan fees and costs, net	3,485	2,939
Less: Allowance for credit losses	(19,634)	(20,297)
Net loans	$2,175,562	$2,163,295

Lending activities primarily consist of commercial real estate loans, commercial and industrial loans, residential real estate loans, and to a lesser degree, consumer loans.

Loans Pledged as Collateral.

At September 30, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity at the FHLB was $1.0 billion and $932.3 million, respectively. The outstanding balance of FHLB advances was $25.0 million and $83.0 million at September 30, 2026 and at December 31, 2025, respectively.

At September 30, 2026 and December 31, 2025, the carrying value of eligible loans pledged as collateral to support borrowing capacity with the Federal Reserve Bank (“FRB”) was $335.1 million and $307.3 million, respectively, with no outstanding borrowings at September 30, 2026 and at December 31, 2025.

Loans Serviced for Others.

The Company has transferred a portion of its originated commercial loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included in our accompanying consolidated balance sheets. We continue to service the loans on behalf of the participating lenders. We share with participating lenders, on a pro-rata basis, any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. At September 30, 2026 and December 31, 2025, the Company was servicing commercial loans participated out to various other institutions totaling $64.0 million and $66.9 million, respectively.

Residential real estate mortgages are originated by the Company both for its portfolio and for sale into the secondary market. The Company may sell its loans to institutional investors such as the FHLMC. Under loan sale and servicing agreements with the investor, the Company generally continues to service the residential real estate mortgages. The Company pays the investor an agreed upon rate on the loan, which is less than the interest rate received from the borrower. The Company retains the difference as a fee for servicing the residential real estate mortgages. The Company capitalizes mortgage servicing rights at their fair value upon sale of the related loans, amortizes the asset over the estimated life of the serviced loan, and periodically assesses the asset for impairment. The significant assumptions used by a third party to estimate the fair value of capitalized servicing rights at September 30, 2026, include weighted average prepayment speed for the portfolio using the Public Securities Association Standard Prepayment Model (114 PSA), average internal rate of return (9.01%), weighted average servicing fee (0.25%), and average cost to service loans ($83.88 per loan). The estimated fair value of capitalized servicing rights may vary significantly in subsequent periods primarily due to changing market interest rates, and their effect on prepayment speeds and discount rates.

At September 30, 2026 and December 31, 2025, the Company was servicing residential mortgage loans owned by investors totaling $71.9 million and $77.1 million, respectively. Servicing fee income of $140,000 and $154,000 was recorded for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively, and is included in service charges and fees on the consolidated statements of net income.

A summary of the activity in the balances of mortgage servicing rights follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollars in thousands)

Balance at the beginning of period:	$259	$377	$318	$436
Amortization	(30)	(30)	(89)	(89)
Balance at the end of period	$229	$347	$229	$347
Fair value at the end of period	$894	$712	$894	$712

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

Allowance for Credit Losses (“ACL”).

The allowance for credit losses is an estimate of expected losses inherent within the Company’s existing loans held for investment portfolio. The allowance for credit losses for loans held for investment, as reported in our consolidated balance sheet, is adjusted by a credit loss expense, which is reported in earnings, and reduced by the charge-off of loan amounts, net of recoveries. Accrued interest receivable on loans held for investment was $8.1 million at September 30, 2026 and $7.6 million at December 31, 2025 and is excluded from the estimate of credit losses.

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

Residential real estate loans. This portfolio segment consists of first mortgages secured by one-to-four family residential properties and home equity loans and home equity lines of credit secured by first or second mortgages on one-to-four family owner occupied properties. First mortgages may be underwritten to a maximum loan-to-value of 97% for owner occupied homes, 90% for second homes and 85% for investment properties. Mortgages with loan-to-values greater than 80% require private mortgage insurance. We do not grant subprime loans. Home equity loans and lines of credit are underwritten to a maximum combined loan-to-value of 85% of the appraised value of the property. Underwriting approval is dependent on review of the borrower’s ability to repay principal and interest on a monthly basis, credit history, financial resources and the value of the collateral. Residential real estate loans are originated either for sale to investors or retained in the Company’s loan portfolio. Decisions about whether to sell or retain residential real estate loans are made based on the interest rate, pricing for loans in the secondary market, and the Company’s liquidity and capital needs. The overall health of the economy, including unemployment rates and housing pricing, will have an effect on the credit quality in this segment.

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

The discounted cash flow (“DCF”) model calculates an expected loss percentage for each loan class by considering the probability of default, using life-of-loan analysis periods for the commercial and industrial, commercial real estate, residential real estate loan segments, and the historical severity of loss, based on the aggregate net lifetime losses incurred per loan class. The expected loss estimates for the consumer loan segment are based on historical loss rates using the remaining life method. The default and severity factors used to calculate the allowance for credit losses for loans that share similar risk characteristics with other loans are adjusted for differences between the historical period used to calculate historical default and loss severity rates and expected conditions over the remaining lives of the loans in the portfolio related to: (1) lending policies and procedures; (2) international, national, regional and local economic business conditions and developments that affect the collectability of the portfolio; (3) the nature and volume of the loan portfolio including the terms of the loans; (4) the experience, ability, and depth of the lending management and other relevant staff; (5) the volume and severity of past due and adversely classified loans and the volume of nonaccrual loans; (6) the quality of our loan review system and (7) the value of underlying collateral for collateralized loans. Additional factors include the existence and effect of any concentrations of credit, and changes in the level of such concentrations, and the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the existing portfolio. Such factors are used to adjust the historical probabilities of default and severity of loss so that they reflect management’s expectation of future conditions based on a reasonable and supportable forecast. The Company uses regression analysis of historical internal and peer data to determine which variables are best suited to be economic variables utilized when modeling lifetime probability of default and loss given default. This analysis also determines how the expected probability of default and loss given default will react to forecasted levels of the economic variables.

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

An analysis of changes in the allowance for credit losses by segment for the three and nine months ended September 30, 2026 and the three and nine months ended September 30, 2025 is as follows:

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for loans

Balance at June 30, 2026	$13,016	$4,520	$2,530	$119	$—	$20,185
Provision for (reversal of) credit losses	(1,315)	934	(464)	20	—	(825)
Charge-offs	—	—	—	(69)	—	(69)
Recoveries	285	18	—	40	—	343
Balance at September 30, 2026	$11,986	$5,472	$2,066	$110	$—	$19,634

Balance at June 30, 2025	$13,504	$3,370	$2,683	$176	$—	$19,733
Provision for (reversal of) credit losses	487	741	(385)	9	—	852
Charge-offs	—	(23)	—	(58)	—	(81)
Recoveries	—	3	—	35	—	38
Balance at September 30, 2025	$13,991	$4,091	$2,298	$162	$—	$20,542

Allowance for credit losses for off-balance sheet exposures

Balance at June 30, 2026	$367	$290	$39	$—	$—	$696
Provision for (reversal of) credit losses	(62)	(97)	13	—	—	(146)
Balance at September 30, 2026	$305	$193	$52	$—	$—	$550

Balance at June 30, 2025	$320	$274	$42	$—	$—	$636
Provision for (reversal of) credit losses	416	37	(12)	—	—	441
Balance at September 30, 2025	$736	$311	$30	$—	$—	$1,077

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for loans

Balance at December 31, 2025	$13,718	$4,186	$2,245	$148	$—	$20,297
Provision for (reversal of) credit losses	(217)	1,271	(191)	44	—	907
Charge-offs	(1,800)	(34)	(2)	(186)	—	(2,022)
Recoveries	285	49	14	104	—	452
Balance at September 30, 2026	$11,986	$5,472	$2,066	$110	$—	$19,634

Balance at December 31, 2024	$13,677	$3,156	$2,477	$219	$—	$19,529
Provision for (reversal of) credit losses	293	969	(789)	27	—	500
Charge-offs	(4)	(48)	—	(173)	—	(225)
Recoveries	25	14	610	89	—	738
Balance at September 30, 2025	$13,991	$4,091	$2,298	$162	$—	$20,542

	Commercial Real Estate	Residential Real Estate	Commercial and Industrial	Consumer	Unallocated	Total
	(Dollars in thousands)

Allowance for credit losses for off-balance sheet exposures

Balance at December 31, 2025	$461	$295	$40	$—	$—	$796
Provision for (reversal of) credit losses	(156)	(102)	12	—	—	(246)
Balance at September 30, 2026	$305	$193	$52	$—	$—	$550

Balance at December 31, 2024	$456	$256	$45	$—	$—	$757
Provision for (reversal of) credit losses	280	55	(15)	—	—	320
Balance at September 30, 2025	$736	$311	$30	$—	$—	$1,077

During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $661,000, compared to a provision for credit losses of $820,000, during the nine months ended September 30, 2025. The decrease of $159,000, or 19.4%, in the provision for credit losses was primarily due to lower loan growth, as total loans increased by $11.1 million, or 0.5%, during the nine months ended September 30, 2026, compared to an increase of $60.8 million, or 2.9%, during the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 was determined by a number of factors, including paydowns in the loan portfolio, changes in the loan portfolio mix, a decrease in unfunded commitments, and Management’s consideration of existing economic conditions, including a slight improvement in the quarterly economic outlook from the Federal Reserve Bank. Management continues to monitor macroeconomic variables related to interest rates, tariffs, increased energy costs, inflation and concerns regarding an economic downturn, and believes it is appropriately reserved for the current economic environment.

Net charge-offs for the nine months ended September 30, 2026 were $1.6 million, or 0.10% of average loans, on an annualized basis, compared to net recoveries of $513,000, or 0.03% of average loans, on an annualized basis, for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, net charge-offs were primarily attributable to the partial charge-off of $1.8 million on a non-owner occupied commercial real estate participation loan (“participation loan”) relationship secured by an office building. In June 2026, the Company was notified by the lead bank of the participation loan that on June 4, 2026, the borrower filed for Chapter 11 Bankruptcy (“Bankruptcy Filing”). Immediately prior to notification of the Bankruptcy Filing, the Company’s 40% portion of the participation loan had a carrying value of $3.4 million and the borrower was then current with its scheduled payments. At September 30, 2026, the Company’s remaining carrying value of the participation loan was $1.6 million and the relationship was past due and included in nonaccrual loans. During the nine months ended September 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship.

Past Due Loans.

The following tables present an age analysis of past due loans as of the dates indicated:

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
September 30, 2026
Commercial real estate:
Non-owner occupied	$1,215	$505	$—	$1,720	$877,461	$879,181	$1,721
Owner occupied	99	261	—	360	178,949	179,309	264
Total	1,314	766	—	2,080	1,056,410	1,058,490	1,985
Residential real estate:
Residential one-to-four family	3,589	807	383	4,779	763,758	768,537	4,013
Home equity	832	105	1,027	1,964	143,706	145,670	1,136
Total	4,421	912	1,410	6,743	907,464	914,207	5,149
Commercial and industrial	14	256	—	270	216,619	216,889	770
Consumer	5	—	—	5	2,120	2,125	—
Total loans	$5,754	$1,934	$1,410	$9,098	$2,182,613	$2,191,711	$7,904

	30 – 59 Days Past Due	60 – 89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Current Loans	Total Loans	Nonaccrual Loans
	(Dollars in thousands)
December 31, 2025
Commercial real estate:
Non-owner occupied	$—	$—	$—	$—	$910,239	$910,239	$135
Owner occupied	304	—	—	304	188,520	188,824	289
Total	304	—	—	304	1,098,759	1,099,063	424
Residential real estate:
Residential one-to-four family	1,127	503	546	2,176	716,894	719,070	3,779
Home equity	113	—	500	613	137,188	137,801	511
Total	1,240	503	1,046	2,789	854,082	856,871	4,290
Commercial and industrial	48	—	1	49	221,741	221,790	448
Consumer	3	—	—	3	2,926	2,929	—
Total loans	$1,595	$503	$1,047	$3,145	$2,177,508	$2,180,653	$5,162

At September 30, 2026 and December 31, 2025, total past due loans totaled $9.1 million, or 0.41% of total loans, and $3.1 million, or 0.14% of total loans, respectively. Of the $9.1 million in past due loans, 74.1% are residential real estate loans.

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

The following table is a summary of the Company’s nonaccrual loans by major categories at September 30, 2026 and December 31, 2025:

	As of September 30, 2026			For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$1,721	$1,721	$58	$62
Owner occupied	—	264	264	5	14
Total	—	1,985	1,985	63	76
Residential real estate:
Residential one-to-four family	—	4,013	4,013	55	153
Home equity	835	301	1,136	21	45
Total	835	4,314	5,149	76	198
Commercial and industrial	443	327	770	13	35
Consumer	—	—	—	—	—
Total loans	$1,278	$6,626	$7,904	$152	$309

	As of December 31, 2025			For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
	Nonaccrual Loans with Allowance for Credit Loss	Nonaccrual Loans Without Allowance for Credit Loss	Total Nonaccrual Loans	Accrued Interest Receivable Reversed from Income
	(Dollars in thousands)

Commercial real estate:
Non-owner occupied	$—	$135	$135	$2	$6
Owner occupied	—	289	289	5	13
Total	—	424	424	7	19
Residential real estate:
Residential one-to-four family	—	3,779	3,779	62	156
Home equity	—	511	511	11	32
Total		4,290	4,290	73	188
Commercial and industrial	—	448	448	17	46
Consumer	—	—	—	—	—
Total loans	$—	$5,162	$5,162	$97	$253

At September 30, 2026 and December 31, 2025, nonaccrual loans totaled $7.9 million, or 0.36% of total loans and $5.2 million, or 0.24% of total loans, respectively. At September 30, 2026, the increase in nonaccrual loans was primarily attributable to the participation loan discussed above, which was placed on nonaccrual status following the borrower’s Bankruptcy Filing in June 2026. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $7.9 million, or 0.29% of total assets, at September 30, 2026, compared to $5.2 million, or 0.19% of total assets, at December 31, 2025. At September 30, 2026, and December 31, 2025, there were no loans 90 or more days past-due and still accruing interest. The Company did not recognize any interest income on nonaccrual loans for the nine months ended September 30, 2026 and the nine months ended September 30, 2025. At September 30, 2026 and December 31, 2025, there were no commitments to lend additional funds to any borrower on nonaccrual status. At September 30, 2026, and December 31, 2025, the Company did not have any other real estate owned.

Individually Evaluated Collateral Dependent Loans.

Loans that do not share similar risk characteristics with loans that are pooled into portfolio segments are individually evaluated. A loan is considered collateral dependent when, based on current information and events, the borrower is experiencing financial difficulty and repayment, both principal and interest, is expected to be provided substantially through the operation or sale of the collateral. Loans that are rated Substandard, have a loan-to-value above 85% or have demonstrated a specific weakness (e.g., slow payment history, industry weakness, or other clear credit deterioration) may be considered for individual evaluation if they are determined not to share similar risk characteristics within the segment. Individually evaluated assets will be measured primarily using the collateral dependent financial asset practical expedient, although the discounted cash flow method may be used when management deems it more appropriate or collateral values cannot be supported. For individually evaluated assets, an ACL is determined separately for each financial asset. At September 30, 2026, the Company had $818,000 in individually evaluated commercial loans, collateralized by business assets, and $7.3 million in individually evaluated real estate loans, collateralized by real estate property.

The following table summarizes the Company’s individually evaluated collateral dependent loans by class as of the dates indicated:

	As of September 30, 2026
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$1,881	$—
Owner occupied	286	—
Total	2,167	—
Residential real estate:
Residential one-to-four family	4,013	—
Home equity	301	—
Total	4,314
Commercial and industrial	375	—
Consumer	—	—
Loans with no related allowance recorded	$6,856	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	835	150
Total	835	150
Commercial and industrial	443	101
Consumer	—	—
Loans with an allowance recorded	$1,278	$251
Total individually evaluated loans	$8,134	$251

	As of December 31, 2025
	Recorded Investment	Related Allowance
	(Dollars in thousands)
With no related allowance recorded:
Commercial real estate:
Non-owner occupied	$307	$—
Owner occupied	331	—
Total	638	—
Residential real estate:
Residential one-to-four family	3,778	—
Home equity	511	—
Total	4,289
Commercial and industrial	497	—
Consumer	—	—
Loans with no related allowance recorded	$5,424	$—

With an allowance recorded:
Commercial real estate:
Non-owner occupied	$—	$—
Owner occupied	—	—
Total	—	—
Residential real estate:
Residential one-to-four family	—	—
Home equity	—	—
Total	—	—
Commercial and industrial	464	122
Consumer	—	—
Loans with an allowance recorded	$464	$122
Total individually evaluated loans	$5,888	$122

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

During the nine months ended September 30, 2026 and for the year ended December 31, 2025, there were no loan modifications granted based on borrower financial difficulty. During the nine months ended September 30, 2026 and the nine months ended September 30, 2025, no modified loans defaulted (defined as 30 days or more past due) within 12 months of restructuring. During the nine months ended September 30, 2026 and the nine months ended September 30, 2025, there were no charge-offs on modified loans.

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

The grades assigned and definitions are as follows: loans graded excellent, above average, or good are classified as “Pass” for grading purposes (risk ratings 1-4). All loans risk rated Special Mention (5), Substandard (6), Doubtful (7) and Loss (8) are listed on the Company’s criticized report and are reviewed not less than on a quarterly basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. In addition, the Company closely monitors classified loans, defined as Substandard, Doubtful, and Loss for signs of deterioration to mitigate the growth in nonaccrual loans, including performing additional due diligence, updating valuations and requiring additional financial reporting from the borrower. Loans identified as containing a loss are partially charged-off or fully charged-off. Performing residential real estate, home equity and consumer loans are grouped with “Pass” rated loans. Nonaccrual residential real estate, home equity and consumer loans are risk rated as “Substandard” and individually evaluated.

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

The following tables summarize the amortized cost balances of the Company’s loan portfolios presented by credit quality and origination year as of September 30, 2026 and December 31, 2025. The tables also summarize gross charge-offs by year of origination for the nine months ended September 30, 2026 and for the year ended December 31, 2025.

	As of September 30, 2026 and for the Nine Months Ended September 30, 2026
	Term Loan Origination by Year						Revolving Loans
	September 30, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$27,693	$75,576	$72,749	$51,881	$182,348	$568,185	$45,883	$1,601	$1,025,916
Special Mention (Rated 5)	—	11,449	—	—	—	920	—	—	12,369
Substandard (Rated 6)	—	—	—	—	1,606	18,599	—	—	20,205
Total commercial real estate loans	$27,693	$87,025	$72,749	$51,881	$183,954	$587,704	$45,883	$1,601	$1,058,490

Current period gross charge-offs	$—	$—	$—	$—	$1,800	$—	$—	$—	$1,800

Payment Performance:
Performing	$27,693	$87,025	$72,749	$51,881	$182,348	$587,325	$45,883	$1,601	$1,056,505
Nonaccrual	—	—	—	—	1,606	379	—	—	1,985

Residential One-to-Four Family:
Pass	$86,855	$103,514	$84,332	$52,631	$79,449	$348,569	$8,875	$—	$764,225
Substandard	—	—	186	155	137	3,834	—	—	4,312
Total residential one-to-four family	$86,855	$103,514	$84,518	$52,786	$79,586	$352,403	$8,875	$—	$768,537

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—

Payment Performance:
Performing	$86,855	$103,514	$84,332	$52,631	$79,449	$348,868	$8,875	$—	$764,524
Nonaccrual	—	—	186	155	137	3,535	—	—	4,013

Home Equity:
Pass	$3,424	$7,107	$6,481	$5,273	$6,112	$15,676	$97,310	$3,151	$144,534
Substandard	—	—	35	68	23	—	87	923	1,136
Total home equity loans	$3,424	$7,107	$6,516	$5,341	$6,135	$15,676	$97,397	$4,074	$145,670

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$34	$34

Payment Performance:
Performing	$3,424	$7,107	$6,481	$5,273	$6,112	$15,676	$97,310	$3,151	$144,534
Nonaccrual	—	—	35	68	23	—	87	923	1,136

	As of September 30, 2026 and for the Nine Months Ended September 30, 2026
	Term Loan Origination by Year						Revolving Loans
	September 30, 2026	2025	2024	2023	2022	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$14,279	$17,815	$18,708	$7,982	$20,521	$36,582	$81,266	$54	$197,207
Special Mention (Rated 5)	—	—	7,778	6,692	—	28	1,099	—	15,597
Substandard (Rated 6)	—	—	—	29	475	259	3,322	—	4,085
Total commercial and industrial loans	$14,279	$17,815	$26,486	$14,703	$20,996	$36,869	$85,687	$54	$216,889

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$2	$2

Payment Performance:
Performing	$14,279	$17,815	$26,486	$14,703	$20,996	$36,610	$85,176	$54	$216,119
Nonaccrual	—	—	—	—	—	259	511	—	770

Consumer:
Pass	$283	$169	$366	$304	$125	$58	$820	$—	$2,125
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$283	$169	$366	$304	$125	$58	$820	$—	$2,125

Current period gross charge-offs	$164	$—	$—	$—	$—	$—	$—	$22	$186

Payment Performance:
Performing	$283	$169	$366	$304	$125	$58	$820	$—	$2,125
Nonaccrual	—	—	—	—	—	—	—	—	—

	As of December 31, 2025 and for the Year Ended December 31, 2025
	Term Loan Origination by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)

Commercial Real Estate:
Pass (Rated 1- 4)	$83,434	$48,533	$50,248	$190,369	$224,149	$404,143	$75,646	$1,620	$1,078,142
Special Mention (Rated 5)	—	—	—	—	—	11,397	—	—	11,397
Substandard (Rated 6)	—	—	—	—	—	9,524	—	—	9,524
Total commercial real estate loans	$83,434	$48,533	$50,248	$190,369	$224,149	$425,064	$75,646	$1,620	$1,099,063

Current period gross charge-offs	$—	$—	$—	$—	$—	$4	$—	$—	$4

Payment Performance:
Performing	$83,434	$48,533	$50,248	$190,369	$224,149	$424,640	$75,646	$1,620	$1,098,639
Nonaccrual	—	—	—	—	—	424	—	—	424

Residential One-to-Four Family:
Pass	$103,977	$87,661	$55,385	$83,428	$81,480	$294,238	$8,608	$—	$714,777
Substandard	—	—	348	—	660	3,285	—	—	4,293
Total residential one-to-four family	$103,977	$87,661	$55,733	$83,428	$82,140	$297,523	$8,608	$—	$719,070

Current period gross charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20

Payment Performance:
Performing	$103,977	$87,661	$55,385	$83,428	$81,480	$294,752	$8,608	$—	$715,291
Nonaccrual	—	—	348	—	660	2,771	—	—	3,779

Home Equity:
Pass	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Substandard	—	11	79	—	—	—	333	88	511
Total home equity loans	$7,816	$7,327	$6,570	$6,910	$4,571	$13,210	$88,103	$3,294	$137,801

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$24	$11	$35

Payment Performance:
Performing	$7,816	$7,316	$6,491	$6,910	$4,571	$13,210	$87,770	$3,206	$137,290
Nonaccrual	—	11	79	—	—	—	333	88	511

	As of December 31, 2025 and for the Year Ended December 31, 2025
	Term Loans Originated by Year						Revolving Loans
	2025	2024	2023	2022	2021	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
	(Dollars in thousands)
Commercial and Industrial:
Pass (Rated 1- 4)	$17,603	$33,394	$11,776	$23,117	$22,220	$25,673	$74,015	$58	$207,856
Special Mention (Rated 5)	—	—	19	—	72	—	5,648	—	5,739
Substandard (Rated 6)	—	—	5,259	526	—	975	1,435	—	8,195
Total commercial and industrial loans	$17,603	$33,394	$17,054	$23,643	$22,292	$26,648	$81,098	$58	$221,790

Current period gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$9	$9

Payment Performance:
Performing	$17,603	$33,394	$17,054	$23,643	$22,292	$26,299	$80,999	$58	$221,342
Nonaccrual	—	—	—	—	—	349	99	—	448

Consumer:
Pass	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Substandard	—	—	—	—	—	—	—	—	—
Total consumer loans	$405	$514	$698	$313	$63	$85	$851	$—	$2,929

Current period gross charge-offs	$152	$—	$—	$—	$—	$6	$—	$70	$228

Payment Performance:
Performing	$405	$514	$698	$313	$63	$85	$851	$—	$2,929
Nonaccrual	—	—	—	—	—	—	—	—	—

The following table summarizes information about total loans rated Special Mention, Substandard, Doubtful or Loss for the periods noted.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Criticized loans:
Special Mention:
Commercial real estate loans	$12,369	$11,397
Commercial and industrial loans	15,597	5,739
Total	27,966	17,136

Substandard:
Commercial real estate loans	20,205	9,524
Commercial and industrial loans	4,085	8,195
Residential real estate loans	5,448	4,804
Total	29,738	22,523

Total criticized loans	$57,704	$39,659
Total criticized loans as a percentage of total loans	2.6%	1.8%
Total criticized loans as a percentage of Risk-Based Capital	20.6%	14.3%

At September 30, 2026 and December 31, 2025, the Company did not have any loans rated Doubtful or Loss.

At September 30, 2026, total criticized loans, defined as special mention and substandard loans, totaled $57.7 million, or 2.6% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $10.8 million, from $17.2 million, or 0.8% of total loans, at December 31, 2025, to $28.0 million, or 1.3% of total loans, at September 30, 2026. During the same period, substandard loans increased $7.2 million, or 32.0%, to $29.7 million, or 1.4% of total loans.

Of the $28.0 million in loans designated special mention at September 30, 2026, $15.6 million, or 55.7%, are commercial and industrial loans, and $12.4 million, or 44.3%, are commercial real estate loans. Of the $29.7 million in loans categorized substandard at September 30, 2026, $4.1 million, or 13.8%, are commercial and industrial loans, $20.2 million, or 68.0%, are commercial real estate loans, and $5.4 million, or 18.2%, are residential real estate loans. Of the total $57.7 million in criticized loans at September 30, 2026, 93.1% are current and paying as agreed.

The increase in special mention loans from December 31, 2025 to September 30, 2026 resulted from the downgrade of two commercial relationships totaling $21.5 million, from a pass risk rating to special mention. The increase in substandard loans from December 31, 2025 to September 30, 2026 resulted from the downgrade of the participation loan with a carrying value of $1.6 million, net of the $1.8 million charge-off, discussed above. In the third quarter of 2026, an $11.5 million commercial loan relationship was downgraded from special mention to substandard and a $5.8 million commercial loan relationship was upgraded from substandard to special mention. Management continues to closely monitor the loan portfolio for any signs of weakness due to the speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and higher interest rates as well as any signs of deterioration in the borrower’s financial condition. Management will continue to proactively take steps to mitigate risk in the loan portfolio.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At September 30, 2026, the commercial real estate portfolio totaled $1.1 billion and represented 48.3% of total loans. Of the $1.1 billion, $879.2 million, or 83.1% of the commercial real estate portfolio, was categorized as non-owner occupied commercial real estate and represented 314.1% of the Bank’s total risk-based capital.

6. GOODWILL AND OTHER INTANGIBLES

Goodwill

At September 30, 2026 and December 31, 2025, the carrying value of the Company’s goodwill was $12.5 million. Goodwill is measured as the excess of the cost of a business combination over the sum of the amounts assigned to identifiable assets acquired less liabilities assumed. Goodwill is not amortized but rather assessed for impairment annually or more frequently if circumstances warrant. Management has the option of first assessing qualitative factors, such as events and circumstances, to determine whether it is more likely than not, meaning a likelihood of more than 50%, the value of a reporting unit is less than its carrying amount. If, after considering all relevant events and circumstances, management determines it is not more likely than not the fair value of a reporting unit is less than its carrying amount, then performing an impairment test is unnecessary. At September 30, 2026 and December 31, 2025, the Company’s goodwill was related to the acquisition of Chicopee Bancorp, Inc. in October 2016. For the nine months ended September 30, 2026, management determined that it was not more likely than not the fair value of the reporting unit was less than its carrying amount. If management had determined otherwise, a fair value analysis would have been completed to determine the impairment and necessary write-down of goodwill.

Core Deposit Intangibles

In connection with the acquisition of Chicopee Bancorp, Inc., the Company recorded a core deposit intangible of $4.5 million, which is being amortized over twelve years using the straight-line method. Amortization expense was $282,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025. At September 30, 2026, future amortization of the core deposit intangible totaled $375,000 for each of the next two years and $31,000 thereafter.

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

On an annual basis, the Compensation Committee (the “Committee”) approves long-term incentive awards out of the Amended and Restated Plan, whereby shares are granted to eligible participants of the Company that are nominated by the Chief Executive Officer and approved by the Committee, with vesting over a three-year term for employees and a one-year term for directors. Annual employee grants provide for a periodic award that is both performance and time-based and is designed to recognize the employee’s responsibilities, reward performance and leadership, and as a retention tool. The objective of the award is to align compensation for the eligible participants of the Company and directors over a multi-year period directly with the interests of the Company’s shareholders by motivating and rewarding creation and preservation of long-term financial strength, shareholder value, and relative shareholder return.

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

2024 Long-Term Incentive Plan.

In March 2024, the Committee granted 146,422 shares under the 2024 Long-Term Incentive Plan (the “2024 LTI Plan”). Of the 146,422 shares granted, 73,211 shares, or 50% of the shares granted, were time-based restricted shares that are scheduled to vest ratably over a three-year period. The remaining 73,211 shares, or 50% of the shares granted, were performance-based restricted shares that are subject to the achievement of the 2024 LTI Plan performance metrics.

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

At September 30, 2026, there were 942,105 remaining shares available to grant under the Amended and Restated Plan.

A summary of the status of unvested restricted stock awards at September 30, 2026 and September 30, 2025 is presented below:

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Balance at December 31, 2025	261,000	9.11
Shares granted	54,086	12.48
Shares reissued	64,710	12.48
Shares forfeited	(56,357)	9.96
Balance at September 30, 2026	323,439	10.20

	Shares	Weighted Average Grant Date Fair Value Per Share ($)
Balance at December 31, 2024	254,732	9.01
Shares granted	126,615	9.31
Forfeited shares reissued	30,697	9.33
Shares forfeited	(38,269)	9.08
Shares vested	(31,460)	9.12
Balance at September 30, 2025	342,315	9.13

The Company recorded a total expense for restricted stock awards of $504,000 and $751,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively.

8. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

On a long-term basis, the Company intends to continue to increase its core deposits to fund loan growth. The Company utilizes FHLB borrowings as part of the Company’s overall strategy to manage interest rate risk and liquidity risk. FHLB advances are secured by a blanket security agreement which requires the Company to maintain certain qualifying assets as collateral, principally certain residential real estate loans, commercial real estate loans, and securities, not otherwise pledged. The maximum amount that the FHLB will advance to member institutions, including the Company, fluctuates from time to time in accordance with the policies of the FHLB. As an FHLB member, the Company is required to own capital stock of the FHLB, calculated periodically based primarily on its level of borrowings from the FHLB. Advances are made under several different credit programs with different lending standards, interest rates, and range of maturities. The Company’s relationship with the FHLB is an integral component of the Company’s asset-liability management program. At September 30, 2026, the Company pledged $1.0 billion of eligible collateral to support its borrowing capacity at the FHLB.

Short-term FHLB advances totaled $10.0 million at December 31, 2025, with a weighted average rate of 3.99%. There were no short-term FHLB advances outstanding at September 30, 2026.

The Company also has a standing available Overnight Ideal Way Line of Credit (“Ideal Way Line of Credit”) with the FHLB of $9.5 million. Interest on the Ideal Way Line of Credit is payable at a rate determined and reset by the FHLB on a daily basis. The outstanding principal is due daily but the portion not repaid will be automatically renewed. At September 30, 2026, the Company had an immediate availability to borrow an additional $615.6 million from the FHLB, including the Ideal Way Line of Credit, based on qualified collateral pledged. At September 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under the Ideal Way Line of Credit.

Other borrowings, held as collateral for customer swap arrangements, totaled $6.1 million at September 30, 2026, with a weighted average rate of 3.88%, and $3.3 million at December 31, 2025, with a weighted average rate of 3.64%.

As a member of the FRB, the Company may also borrow from the Federal Reserve Bank Discount Window (the “FRB Discount Window”). At September 30, 2026 and December 31, 2025, the Company had an available line of credit of $354.4 million and $349.0 million, respectively, with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by eligible loan collateral and certain securities from the Company’s investment portfolio, not otherwise pledged. At September 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under the FRB Discount Window.

The Company also has pre-established, non-collateralized overnight borrowing arrangements with large national and regional correspondent banks to provide additional overnight and short-term borrowing capacity for the Company. The Company has a $15.0 million line of credit with a correspondent bank and a $10.0 million line of credit with another correspondent bank, both at an interest rate determined and reset on a daily basis. As of September 30, 2026 and December 31, 2025, there were no advances outstanding under these lines.

Long-term debt consists of FHLB and FRB advances with an original maturity of one year or more. Long-term FHLB advances totaled $25.0 million at September 30, 2026, with a weighted average fixed rate of 4.83%, and $73.0 million at December 31, 2025, with a weighted average fixed rate of 4.94%. There were no long-term FRB advances outstanding at September 30, 2026 or December 31, 2025.

9. SUBORDINATED DEBT

On April 20, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 4.875% Fixed-to-Floating Rate Subordinated Notes (the “Notes”) to certain qualified institutional buyers in a private placement transaction. The Notes mature on May 1, 2031 (“Maturity Date”) and were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. During the last five years of the Notes, the amount eligible for Tier 2 capital must be reduced by 20% of the original amount annually (net of redemptions), and no amount of the Notes is eligible for inclusion in Tier 2 capital when the remaining maturity of the Notes is less than one year. At September 30, 2026, $19.8 million aggregate principal amount of the Notes was outstanding.

From the issuance date through April 30, 2026, the Notes bore interest at a fixed interest rate of 4.875% per annum. Beginning on May 1, 2026, the Notes bear interest at a floating rate equal to the 90-day average Secured Overnight Financing Rate (“SOFR”), plus 412 basis points, payable quarterly in arrears.

These Notes are presented in the consolidated balance sheets under the caption ’’Subordinated debt’’ and the balance of $19.8 million at both September 30, 2026 and December 31, 2025, respectively, are net of remaining unamortized deferred issuance costs of approximately $180,000 and $210,000, respectively that are being amortized through the Maturity Date into interest expense on subordinated debt in the Company’s consolidated statements of net income. Amortization of issuance costs into interest expense was $30,000 for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively.

The Company has the ability to call the Notes, in whole, or in part, at a redemption price equal to 100% of the principal amount at certain times on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As of September 30, 2026, the Company has not redeemed any portion of the Notes.

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

At September 30, 2026 and December 31, 2025, there were no outstanding fair value hedges on the consolidated balance sheet.

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

Fair Values of Derivative Instruments on the Consolidated Balance Sheets.

The tables below present the fair value of our derivative financial instruments designated as hedging and non-hedging instruments as well as our classification on the consolidated balance sheet as of September 30, 2026 and December 31, 2025.

September 30, 2026	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$-		$6,359
Interest rate swap – with dealer counterparties		6,359		-
Total derivatives	Other Assets	$6,359	Other Liabilities	$6,359

December 31, 2025	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(Dollars in thousands)

Derivatives not designated as hedging instruments:
Interest rate swap – with customer counterparties		$821		$4,142
Interest rate swap – with dealer counterparties		4,142		821
Total derivatives	Other Assets	$4,963	Other Liabilities	$4,963

Effect of Derivative Instruments in the Consolidated Statements of Net Income.

There were no gains or losses on fair value hedging relationships recorded through interest income for the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively.

There were no gains or losses recognized in accumulated other comprehensive income related to derivative financial instruments during the nine months ended September 30, 2026 and the nine months ended September 30, 2025, respectively.

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

At September 30, 2026, the Company had minimum collateral posting thresholds with certain derivative counterparties. At September 30, 2026, the Company did not have any derivatives in a net liability position with its counterparties and was not required to post collateral under these agreements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2026
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$160,859	$—	$160,859
Marketable equity securities	666	—	—	666
Interest rate swaps	—	6,359	—	6,359
Total assets	$666	$167,218	$—	$167,884

Liabilities:
Interest rate swaps	$—	$6,359	$—	$6,359

	December 31, 2025
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Securities available-for-sale	$—	$175,800	$—	$175,800
Marketable equity securities	632	—	—	632
Interest rate swaps	—	4,963	—	4,963
Total assets	$632	$180,763	$—	$181,395

Liabilities:
Interest rate swaps	$—	$4,963	$—	$4,963

There were no transfers to or from Level 3 for assets measured at fair value on a recurring basis during the nine months ended September 30, 2026 or for the year ended December 31, 2025.

Assets Measured at Fair Value on a Non-recurring Basis.

The Company may also be required, from time to time, to measure certain other financial assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The following tables summarize the fair value hierarchy used to determine the carrying values of the related assets as of September 30, 2026 and December 31, 2025.

Nine Months Ended
	At September 30, 2026			September 30, 2026
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$1,606	$1,800

Nine Months Ended
	At December 31, 2025			September 30, 2025
Total
	Level 1	Level 2	Level 3	Losses
	(Dollars in thousands)			(Dollars in thousands)

Collateral dependent loans	$—	$—	$1	$25

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

Summary of Fair Values of Financial Instruments.

The estimated fair values of our financial instruments are as follows:

	September 30, 2026
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$62,768	$62,768	$—	$—	$62,768
Securities held-to-maturity	177,913	4,976	133,317	—	138,293
Securities available-for-sale	160,859	—	160,859	—	160,859
Marketable equity securities	666	666	—	—	666
FHLB and other restricted stock	2,985	—	—	2,985	2,985
Loans - net	2,175,562	—	—	2,026,700	2,026,700
Accrued interest receivable	9,277	—	—	9,277	9,277
Mortgage servicing rights	229	—	894	—	894
Derivative asset	6,359	—	6,359	—	6,359

Liabilities:
Deposits	2,428,116	—	—	2,424,038	2,424,038
Short-term borrowings	6,140	—	6,140	—	6,140
Long-term debt	25,000	—	25,062	—	25,062
Subordinated debt	19,820	—	20,843	—	20,843
Accrued interest payable	606	—	—	606	606
Derivative liabilities	6,359	—	6,359	—	6,359

	December 31, 2025
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,381	$40,381	$—	$—	$40,381
Securities held-to-maturity	188,800	4,898	153,606	—	158,504
Securities available-for-sale	175,800	—	175,800	—	175,800
Marketable equity securities	632	632	—	—	632
FHLB and other restricted stock	5,359	—	—	5,359	5,359
Loans - net	2,163,295	—	—	2,061,147	2,061,147
Accrued interest receivable	8,783	—	—	8,783	8,783
Mortgage servicing rights	318	—	673	—	673
Derivative asset	4,963	—	4,963	—	4,963

Liabilities:
Deposits	2,360,908	—	—	2,359,790	2,359,790
Short-term borrowings	13,270	—	13,286	—	13,286
Long-term debt	73,000	—	73,601	—	73,601
Subordinated debt	19,790	—	15,796	—	15,796
Accrued interest payable	752	—	—	752	752
Derivative liabilities	4,963	—	4,963	—	4,963

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

13. SEGMENT

The Company operates as a single reportable segment under ASC 280, as the Chief Operating Decision Maker (“CODM”) reviews financial performance and allocates resources based on the consolidated results of the Company as a whole.  The Company, through its bank subsidiary, provides banking services to individuals and companies primarily in Hampden County and Hampshire County in western Massachusetts and the Capital Region in Connecticut. These services include commercial lending, residential lending and consumer lending, checking, savings, time deposits, cash management, and wealth management. The CODM primarily evaluates financial performance using net interest and dividend income and net income, as reported in the consolidated statement of income. Net interest and dividend income is the difference between the interest income earned on interest-earning assets and the interest paid on interest-bearing liabilities. Interest-earning assets consist primarily of commercial real estate loans, commercial and industrial loans, residential real estate loans, and securities. Interest-bearing liabilities consist primarily of time deposits and money market accounts, demand deposits, savings accounts and borrowings from the FHLB. The consolidated results of operations also depend on the provision for credit losses, non-interest income, and non-interest expense. In addition, the CODM considers net income as a key measure of overall financial performance. The Company’s CODM consists of members of the Senior Management team, including the Chief Executive Officer, the Chief Financial Officer, the Chief Banking Officer, and the Chief Lending Officer.

14. SUBSEQUENT EVENTS

Subsequent to the end of the reporting period, on October 27, 2026, the Company announced that its Board of Directors authorized a new stock repurchase plan (the “2026 Plan”), pursuant to which the Company may repurchase up to 1.0 million shares of the Company’s common stock, or approximately 5.0% of the Company’s outstanding common stock as of the date the 2026 Plan was adopted. The 2026 Plan will commence upon the completion of the Company’s existing stock repurchase plan (the “2025 Plan”). The 2025 Plan was approved by the Board of Directors on April 22, 2025, and as of October 27, 2026, there were 276,465 shares of common stock available for repurchase under the 2025 Plan.

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

In connection with our overall growth strategy, we seek to:

●	Increase market share and achieve scale to improve the Company’s profitability, efficiency and return value to shareholders;

●	Grow the Company’s commercial loan portfolio and related commercial deposits by targeting businesses in our primary market area of Hampden and Hampshire Counties in western Massachusetts and the Capital Region in Connecticut;

●	Grow the Company’s residential real estate portfolio to diversify the Company’s loan portfolio and deepen customer relationships;

●	Focus on expanding our retail banking deposit franchise and increase the number of households served within our designated market area;

●	Invest in people, systems, and technology to grow revenue, improve efficiency and enhance the overall customer experience;

●	Grow revenues, increase book value per share and tangible book value per share (a non-GAAP financial measure), pay competitive dividends to shareholders, and utilize the Company’s stock repurchase plan to leverage our capital and enhance franchise value; and

●	Consider growth through mergers and acquisitions. We may pursue expansion opportunities in existing or adjacent strategic locations with companies that add complementary products to our existing business and at terms that add value to our existing shareholders.

You should read the following financial results for the three months and nine months ended September 30, 2026 in the context of this strategy.

●	Net income was $6.3 million, or $0.32 per diluted share, for the three months ended September 30, 2026, compared to net income of $3.2 million, or $0.16 per diluted share, for the three months ended September 30, 2025. For the nine months ended September 30, 2026, net income was $14.7 million, or $0.74 per diluted share, compared to $10.1 million, or $0.50 per diluted share, for the nine months ended September 30, 2025.

●	Net interest income increased $1.9 million, or 10.5%, to $20.0 million, for the three months ended September 30, 2026, from $18.1 million for the three months ended September 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.3 million, or 4.2%, and a decrease in interest expense of $632,000, or 5.3%.

●	Net interest income increased $6.9 million, or 13.4%, to $58.1 million for the nine months ended September 30, 2026, compared to $51.3 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to an increase in interest and dividend income of $4.3 million, or 4.9%, and a decrease in interest expense of $2.6 million, or 7.0%.

●	During the three months ended September 30, 2026, the Company recorded a reversal of credit losses of $971,000, compared to a provision for credit losses of $1.3 million, during the three months ended September 30, 2025. The decrease of $2.3 million in the provision for credit losses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was determined by a number of factors, including paydowns in the loan portfolio, changes in the loan portfolio mix, a decrease in unfunded commitments, and Management’s consideration of existing economic conditions, including a slight improvement in the quarterly economic outlook from the Federal Reserve Bank.

●	During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $661,000, compared to a provision for credit losses of $820,000, during the nine months ended September 30, 2025. The decrease of $159,000, or 19.4%, in the provision for credit losses was primarily due to lower loan growth, as total loans increased by $11.1 million, or 0.5%, during the nine months ended September 30, 2026, compared to an increase of $60.8 million, or 2.9%, during the nine months ended September 30, 2025.

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

There have been no material changes to our critical accounting policies during the nine months ended September 30, 2026. For additional information on our critical accounting policies, please refer to the information contained in Note 1 of the accompanying unaudited consolidated financial statements and Note 1 of the consolidated financial statements included in our 2025 Annual Report.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

At September 30, 2026, total assets were $2.7 billion, representing an increase of $9.7 million, or 0.4%, compared to December 31, 2025. The increase in total assets was primarily due to an increase in cash and cash equivalents of $22.4 million, or 55.4%, and an increase in total loans of $11.1 million, or 0.5%, partially offset by a decrease in investment securities of $25.8 million, or 7.1%.

Investment Securities.

At September 30, 2026, the investment securities portfolio totaled $339.4 million, or 12.4% of total assets, compared to $365.2 million, or 13.3% of total assets, at December 31, 2025. At September 30, 2026, the Company’s available-for-sale securities portfolio, recorded at fair market value, decreased $14.9 million, or 8.5%, from $175.8 million at December 31, 2025 to $160.9 million. The held-to-maturity securities portfolio, recorded at amortized cost, decreased $10.9 million, or 5.8%, from $188.8 million at December 31, 2025, to $177.9 million at September 30, 2026.

At September 30, 2026, the Company reported net unrealized losses on the available-for-sale securities portfolio of $31.1 million, or 16.2% of the amortized cost basis of the available-for-sale securities portfolio, compared to unrealized losses of $22.4 million, or 11.3% of the amortized cost basis of the available-for-sale securities at December 31, 2025. At September 30, 2026, the Company reported net unrealized losses on the held-to-maturity securities portfolio of $39.6 million, or 22.3% of the amortized cost basis of the held-to-maturity securities portfolio, compared to $30.3 million, or 16.1% of the amortized cost basis of the held-to-maturity securities portfolio at December 31, 2025.

The securities in which the Company may invest are limited by regulation. Federally chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various government-sponsored enterprises, mortgage-backed securities, certain certificates of deposit of insured financial institutions, repurchase agreements, overnight and short-term loans to other banks, corporate debt instruments and marketable equity securities. The securities, with the exception of $15.4 million in corporate bonds, are issued by the United States government or government-sponsored enterprises and are therefore either explicitly or implicitly guaranteed as to the timely payment of contractual principal and interest. These positions are deemed to have no credit impairment, therefore, the disclosed unrealized losses within the securities portfolio relate primarily to changes in prevailing interest rates. Absent credit deterioration or other adverse factors, unrealized losses attributable to interest-rate movements would generally be expected to diminish as the securities approach maturity.

Management regularly reviews the portfolio for securities in an unrealized loss position. At September 30, 2026, and December 31, 2025, the Company did not record any credit impairment charges on its securities portfolio and attributed the unrealized losses primarily due to fluctuations in general interest rates or changes in expected prepayments and not due to credit quality. The primary objective of the Company’s investment portfolio is to provide liquidity and to secure municipal deposit accounts while preserving the safety of principal. The available-for-sale and held-to-maturity portfolios are both eligible for pledging to the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) as collateral for borrowings. The portfolios are comprised of high-credit quality investments and both portfolios generated cash flows monthly from interest, principal amortization and payoffs, which supports the Bank’s objective to provide liquidity.

Loans.

Total loans increased $11.1 million, or 0.5%, from $2.2 billion, or 79.7% of total assets, at December 31, 2025, to $2.2 billion, or 79.8% of total assets, at September 30, 2026. The increase in total loans was primarily driven by an increase in residential real estate loans, including home equity loans, of $57.3 million, or 6.7%, partially offset by a decrease in commercial real estate loans of $40.6 million, or 3.7%, and a decrease in commercial and industrial loans of $4.9 million, or 2.2%. The decrease in commercial real estate loans was primarily driven by an increased level of prepayments in the commercial real estate loan portfolio and a broader slowdown in commercial real estate lending activity, as well as the partial charge-off of $1.8 million on the participation loan discussed above. Non-owner occupied commercial real estate loans decreased $31.1 million, or 3.4%, to $879.2 million, or 40.1% of total loans and owner-occupied commercial real estate loans decreased $9.5 million, or 5.0%, to $179.3 million, or 8.2% of total loans.

Total delinquency was $9.1 million, or 0.41% of total loans, at September 30, 2026, compared to $3.1 million, or 0.14% of total loans at December 31, 2025. Of the $9.1 million in past due loans, 74.1% are residential real estate loans, which include home equity loans. At September 30, 2026, nonaccrual loans totaled $7.9 million, or 0.36% of total loans, compared to $5.2 million, or 0.24% of total loans, at December 31, 2025. The increase in nonaccrual loans was primarily attributable to the participation loan discussed above, which was placed on nonaccrual status following the borrower’s Bankruptcy Filing. At September 30, 2026, and December 31, 2025, there were no loans 90 or more days past due and still accruing interest. Total nonperforming assets, defined as nonaccrual loans and other real estate owned, totaled $7.9 million, or 0.29% of total assets, at September 30, 2026, compared to $5.2 million, or 0.19% of total assets, at December 31, 2025. At September 30, 2026, and December 31, 2025, the Company did not have any other real estate owned.

At September 30, 2026, the allowance for credit losses was $19.6 million, or 0.89% of total loans and 248.4% of nonaccrual loans, compared to $20.3 million, or 0.93% of total loans and 393.2% of nonaccrual loans, at December 31, 2025. The decrease in the allowance for credit losses as a percentage of nonaccrual loans was due to an increase in nonaccrual loans from $5.2 million at December 31, 2025, to $7.9 million at September 30, 2026.

At September 30, 2026, total criticized loans, defined as special mention and substandard loans, totaled $57.7 million, or 2.6% of total loans, compared to $39.7 million, or 1.8% of total loans, at December 31, 2025. Loans designated special mention, which are not considered classified, increased $10.8 million, from $17.2 million, or 0.8% of total loans, at December 31, 2025, to $28.0 million, or 1.3% of total loans, at September 30, 2026. During the same period, substandard loans increased $7.2 million, or 32.0%, to $29.7 million, or 1.4% of total loans.

Of the $28.0 million in loans designated special mention at September 30, 2026, $15.6 million, or 55.7%, are commercial and industrial loans, and $12.4 million, or 44.3%, are commercial real estate loans. Of the $29.7 million in loans categorized substandard at September 30, 2026, $4.1 million, or 13.8%, are commercial and industrial loans, $20.2 million, or 68.0%, are commercial real estate loans, and $5.4 million, or 18.2%, are residential real estate loans. Of the total $57.7 million in criticized loans at September 30, 2026, 93.1% are current and paying as agreed.

The increase in special mention loans from December 31, 2025 to September 30, 2026 resulted from the downgrade of two commercial relationships totaling $21.5 million, from a pass risk rating to special mention. The increase in substandard loans from December 31, 2025 to September 30, 2026 resulted from the downgrade of the participation loan with a carrying value of $1.6 million, net of the $1.8 million charge-off, discussed above. In the third quarter of 2026, an $11.5 million commercial loan relationship was downgraded from special mention to substandard and a $5.8 million commercial loan relationship was upgraded from substandard to special mention. Management continues to closely monitor the loan portfolio for any signs of weakness due to the speculation that commercial real estate values may deteriorate as the market continues to adjust to higher vacancies and higher interest rates as well as any signs of deterioration in the borrower’s financial condition. Management will continue to proactively take steps to mitigate risk in the loan portfolio.

Our commercial real estate portfolio is comprised of diversified property types and primarily within our geographic footprint. At September 30, 2026, the commercial real estate portfolio totaled $1.1 billion and represented 48.3% of total loans. Of the $1.1 billion, $879.2 million, or 83.1% of the commercial real estate portfolio, was categorized as non-owner occupied commercial real estate and represented 314.1% of the Bank’s total risk-based capital.

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

The Company holds a concentration in commercial real estate loans. As of September 30, 2026, commercial real estate loans represented 378.2% of consolidated bank risk-based capital. Non-owner occupied commercial real estate loans totaled $879.2 million, or 314.1% of consolidated bank risk-based capital, and owner-occupied commercial real estate loans totaled $179.3 million, or 64.1% of consolidated bank risk-based capital. As of September 30, 2026, construction, land development, and other land loans represented 28.4% of consolidated bank risk-based capital. During the prior 36 months, the Company has experienced an increase in its commercial real estate portfolio of 2.9%.

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

The table below breaks down the commercial real estate portfolio outstanding balance by non-owner and owner occupied and by concentration as of September 30, 2026:

Property Type	Non-Owner Occupied	Owner Occupied	Total	% of CRE Portfolio	% of Total Loans	% of Total Bank Risk- Based Capital (1)
	(Dollars in thousands)

Office	$168,231	$21,115	$189,346	17.9%	8.6%	67.6%
Apartment	172,955	—	172,955	16.3%	7.9%	61.8%
Industrial	108,235	38,270	146,505	13.8%	6.7%	52.4%
Retail	110,291	4,907	115,198	10.9%	5.3%	41.2%
Mixed Use	76,059	5,306	81,365	7.7%	3.7%	29.1%
Other	43,997	23,299	67,296	6.4%	3.1%	24.0%
Automotive Sales and Service	7,647	53,831	61,478	5.8%	2.8%	21.9%
Self-Storage	47,127	63	47,190	4.5%	2.1%	16.9%
Hotel/Hospitality	36,180	—	36,180	3.4%	1.7%	12.9%
Shopping Center	28,888	6,501	35,389	3.3%	1.6%	12.6%
Warehouse	22,341	10,727	33,068	3.1%	1.5%	11.8%
Adult Care/Assisted Living	29,801	—	29,801	2.8%	1.4%	10.7%
School/Higher Education	9,731	15,290	25,021	2.4%	1.1%	9.0%
Student Housing	17,698	—	17,698	1.7%	0.8%	6.3%
Total commercial real estate	$879,181	$179,309	$1,058,490	100.0%	48.3%	378.2%
% of Total Bank Risk-Based Capital (1)	314.1%	64.1%	378.2%
% of Total CRE loans	83.1%	16.9%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

At September 30, 2026, of the $1.1 billion in commercial real estate loans, $879.2 million, or 83.1% of total commercial real estate loans, were categorized as non-owner occupied and represented 314.1% of total bank risk-based capital.

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

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location and weighted average loan-to-value (“LTV”) as of September 30, 2026:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk- Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)

Office	$62,197	$57,281	$37,724	$—	$11,029	$—	$168,231	60.1%	61.1%
Apartment	109,997	42,874	—	20,084	—	—	172,955	61.8%	50.6%
Industrial	58,439	34,203	—	11,196	—	4,397	108,235	38.7%	52.8%
Retail	52,358	25,154	13,538	5,955	13,286	—	110,291	39.4%	49.0%
Mixed Use	36,747	22,118	—	12,611	—	4,583	76,059	27.2%	55.1%
Other	39,614	3,617	653	—	113	—	43,997	15.7%	50.5%
Automotive Sales and Service	5,571	2,076	—	—	—	—	7,647	2.7%	64.4%
Self-Storage	37,196	9,171	760	—	—	—	47,127	16.8%	53.9%
Hotel/Hospitality	19,503	16,677	—	—	—	—	36,180	12.9%	51.8%
Shopping Center	9,855	19,033	—	—	—	—	28,888	10.3%	48.2%
Warehouse	16,697	4,808	—	—	—	836	22,341	8.0%	41.1%
Adult Care/Assisted Living	8,311	8,396	13,094	—	—	—	29,801	10.7%	57.5%
School/Higher Education	9,731	—	—	—	—	—	9,731	3.5%	41.9%
Student Housing	7,207	7,499	2,655	—	—	337	17,698	6.3%	54.5%
Total Non-Owner Occupied CRE	$473,423	$252,907	$68,424	$49,846	$24,428	$10,153	$879,181	314.1%	53.3%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The following table further breaks down the non-owner occupied commercial real estate portfolio balances by concentration, collateral location, and weighted average LTV as of December 31, 2025:

Property Type	MA	CT	NH	RI	ME	Other	Total	% of Total Bank Risk- Based Capital(1)	Weighted Average LTV(2)
		(Dollars in thousands)

Office	$63,973	$60,433	$38,586	$—	$11,204	$—	$174,196	62.9%	62.6%
Apartment	107,299	43,612	—	23,419	—	—	174,330	62.9%	52.2%
Industrial	74,031	34,887	—	11,229	—	4,454	124,601	45.0%	56.4%
Retail	53,291	25,964	13,865	6,070	11,166	—	110,356	39.8%	50.8%
Mixed Use	35,641	22,503	—	12,809	—	4,640	75,593	27.3%	55.7%
Other	40,666	3,984	677	—	118	—	45,445	16.4%	51.5%
Automotive Sales and Service	5,679	1,171	—	—	—	—	6,850	2.5%	64.9%
Self-Storage	36,155	9,180	771	—	—	—	46,106	16.6%	55.4%
Hotel/Hospitality	20,074	21,508	—	—	—	—	41,582	15.0%	51.1%
Shopping Center	9,227	19,627	—	—	—	—	28,854	10.4%	48.4%
Warehouse	17,034	4,889	—	—	—	1,637	23,560	8.5%	41.4%
Adult Care/Assisted Living	8,543	8,514	9,726	—	—	—	26,783	9.7%	58.1%
School/Higher Education	10,420	—	—	—	—	—	10,420	3.8%	43.3%
Student Housing	3,628	14,934	2,660	—	—	341	21,563	7.8%	60.7%
Total Non-Owner Occupied CRE	$485,661	$271,206	$66,285	$53,527	$22,488	$11,072	$910,239	328.6%	54.9%

____________________________

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

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

The table below depicts a well-diversified portfolio of owner occupied commercial real estate as of September 30, 2026:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk- Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE
Office	$17,888	$3,227	$—	$—	$21,115	7.5%	54.7%
Industrial	32,288	5,797	—	185	38,270	13.7%	50.7%
Retail	4,907	—	—	—	4,907	1.8%	49.2%
Mixed Use	4,552	754	—	—	5,306	1.9%	55.7%
Other	14,312	8,382	605	—	23,299	8.3%	40.2%
Automotive Sales and Service	30,912	22,919	—	—	53,831	19.2%	57.4%
Self-Storage	63	—	—	—	63	0.1%	48.4%
Shopping Center	4,401	2,100	—	—	6,501	2.3%	56.7%
Warehouse	10,402	325	—	—	10,727	3.8%	63.6%
School/Higher Education	14,348	942	—	—	15,290	5.5%	57.9%
Total Owner Occupied CRE	$134,073	$44,446	$605	$185	$179,309	64.1%	53.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

The table below depicts a well-diversified portfolio of owner occupied commercial real estate as of December 31, 2025:

Property Type	MA	CT	NH	Other	Total	% of Total Bank Risk- Based Capital(1)	Weighted Average LTV(2)
	(Dollars in thousands)

Owner Occupied CRE

Office	$18,550	$2,411	$—	$—	$20,961	7.6%	56.1%
Industrial	37,852	6,331	—	199	44,382	16.0%	50.9%
Retail	5,102	—	—	—	5,102	2.1%	50.4%
Mixed Use	4,964	777	—	—	5,741	2.1%	56.3%
Other	15,903	8,600	873	—	25,376	9.0%	40.6%
Automotive Sales and Service	32,030	23,575	—	—	55,605	20.1%	59.2%
Self-Storage	67	—	—	—	67	—%	51.3%
Shopping Center	4,201	2,091	—	—	6,292	2.2%	55.6%
Warehouse	9,992	347	—	—	10,339	3.7%	63.9%
School/Higher Education	14,959	—	—	—	14,959	5.4%	63.9%
Total Owner Occupied CRE	$143,620	$44,132	$873	$199	$188,824	68.2%	54.6%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.
(2)	Weighted average LTV is based on the original appraisal and the current loan exposure.

Commercial Real Estate Office Exposure.

Our office-related commercial real estate loans (which is comprised of loans within our commercial real estate portfolio that are secured by office space, medical office space, and mixed-use where rental income is primarily from office space) totaled $189.3 million, or 67.6% of total bank risk-based capital, and $195.2 million, or 70.5% of total bank risk-based capital, as of September 30, 2026 and December 31, 2025, respectively.

The table below breaks the office-related commercial real estate loans by collateral type for the periods noted:

September 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$105,784	$10,693	$116,477	61.5%	41.6%
Office/Professional Metro	3,488	7,479	10,967	5.8%	3.9%
Office/Professional Suburban	33,670	2,738	36,408	19.2%	13.0%
Office/Professional Urban	25,289	205	25,494	13.5%	9.1%
Total Office Portfolio	$168,231	$21,115	$189,346	100.0%	67.6%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
Collateral Type:
Office/Medical	$108,113	$9,941	$118,054	60.5%	42.6%
Office/Professional Metro	3,577	7,796	11,373	5.8%	4.1%
Office/Professional Suburban	35,686	3,011	38,697	19.8%	14.0%
Office/Professional Urban	26,820	213	27,033	13.9%	9.8%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

CRE office loans are primarily concentrated in Massachusetts, where approximately 42.3% of the total balance of CRE office loans were located at both September 30, 2026 and December 31, 2025. The Company does not have CRE loans secured by office real estate in greater Boston or New York.

September 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$62,197	$17,888	$80,085	42.3%	28.6%
Connecticut	57,281	3,227	60,508	32.0%	21.6%
New Hampshire	37,724	—	37,724	19.9%	13.5%
Other	11,029	—	11,029	5.8%	3.9%
Total Office Portfolio	$168,231	$21,115	$189,346	100.0%	67.6%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By State:
Massachusetts	$63,973	$18,550	$82,523	42.3%	29.8%
Connecticut	60,433	2,411	62,844	32.2%	22.7%
New Hampshire	38,586	—	38,586	19.8%	14.0%
Other	11,204	—	11,204	5.7%	4.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

The following table sets forth the CRE office loans for non-owner occupied and owner occupied CRE and their credit quality indicators as of the dates indicated:

September 30, 2026	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$158,710	$20,855	$179,565	94.9%	64.1%
Special Mention	66	—	66	—%	—%
Substandard	9,455	260	9,715	5.1%	3.5%
Total Office Portfolio	$168,231	$21,115	$189,346	100.0%	67.6%

December 31, 2025	Non-Owner Occupied	Owner Occupied	Total	% of Office Portfolio	% of Total Bank Risk-Based Capital(1)
	(Dollars in thousands)
By Risk Rating:
Pass	$166,275	$20,683	$186,958	95.8%	67.5%
Special Mention	72	—	72	—%	—%
Substandard	7,849	278	8,127	4.2%	3.0%
Total Office Portfolio	$174,196	$20,961	$195,157	100.0%	70.5%

(1)	Due to loan classifications, the percentage of Total Bank Risk-Based Capital may differ from the call report.

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

Deposits.

At September 30, 2026, total deposits were $2.4 billion and increased $67.2 million, or 2.8%, from December 31, 2025. Core deposits, which the Company defines as all deposits except time deposits, increased $25.0 million, or 1.5%, from $1.7 billion, or 70.8% of total deposits, at December 31, 2025, to $1.7 billion, or 69.8% of total deposits, at September 30, 2026. Non-interest-bearing deposits increased $20.7 million, or 3.5%, to $615.2 million, and represented 25.3% of total deposits, money market accounts increased $22.9 million, or 3.2%, to $738.5 million, and savings accounts increased $1.5 million, or 0.8%, to $188.1 million. These increases were partially offset by a decrease in interest-bearing checking accounts of $20.0 million, or 11.5%, to $154.2 million.

At September 30, 2026, time deposits increased $42.2 million, or 6.1%, from $689.9 million at December 31, 2025, to $732.1 million. The Company did not have brokered time deposits at September 30, 2026 and December 31, 2025. We continue our disciplined and focused approach to core relationship management and customer outreach to meet funding requirements and liquidity needs, with an emphasis on retaining a long-term core customer relationship base by competing for and retaining deposits in our local market.

At September 30, 2026, the Bank’s uninsured deposits totaled $749.1 million, or 30.8% of total deposits, compared to $697.6 million, or 29.5% of total deposits, at December 31, 2025. Uninsured amounts were based on the portion of customer account balances that exceeded the FDIC limit of $250,000. At September 30, 2026, there was one consumer deposit relationship, which is our largest deposit relationship, with a household concentration comprising 6.1% of total deposits, compared to 5.0% of total deposits at December 31, 2025. The next largest deposit relationship is to a local municipality with a concentration of 1.2% of total deposits at September 30, 2026, and 1.9% at December 31, 2025.

The table below is a summary of our deposit balances for the periods noted:

	At September 30, 2026		At December 31, 2025
	Balance	% of Total Deposits	Balance	% of Total Deposits
	(Dollars in thousands)
Demand and interest-bearing checking:
Demand deposit accounts	$615,171	25.3%	$594,516	25.2%
Interest-bearing checking accounts	154,243	6.4%	174,227	7.4%
Savings:
Regular savings accounts	188,065	7.7%	186,597	7.9%
Money market accounts	738,523	30.4%	715,620	30.3%
Total core deposits	1,696,002	69.8%	1,670,960	70.8%
Time deposits	732,114	30.2%	689,948	29.2%
Total deposits	$2,428,116	100.0%	$2,360,908	100.0%

Borrowings.

At September 30, 2026, total borrowings decreased $55.1 million, or 51.9%, from $106.1 million at December 31, 2025, to $51.0 million. At September 30, 2026, short-term borrowings decreased $7.1 million, or 53.7%, to $6.1 million, compared to $13.3 million at December 31, 2025. At September 30, 2026, long-term borrowings decreased $48.0 million, or 65.8%, to $25.0 million from $73.0 million at December 31, 2025.

At September 30, 2026, and December 31, 2025, borrowings also consisted of $19.8 million in fixed-to-floating rate subordinated notes (“Notes”). On April 20, 2021, the Company issued $20.0 million in aggregate principal amount of fixed-to-floating rate Notes due on May 1, 2031. On May 1, 2026, the Company’s Notes converted from an annual fixed rate of 4.875% to a floating rate equal to the 90-day average secured overnight financing rate (“SOFR”) plus 412 basis points. The Company has the ability to call the Notes, in whole or in part, on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Notes were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations.

As of September 30, 2026, the Company had $615.6 million of additional borrowing capacity at the FHLB, $354.4 million of additional borrowing capacity under the FRB Discount Window and $25.0 million of other unsecured lines of credit with correspondent banks.

Capital.

At September 30, 2026, shareholders’ equity was $244.7 million, or 8.9% of total assets, compared to $247.6 million, or 9.1% of total assets, at December 31, 2025. The change was primarily attributable to net income of $14.7 million, partially offset by an increase of $6.4 million in accumulated other comprehensive loss, cash dividends paid of $4.2 million and the repurchase of 596,000 shares of common stock at a cost of $8.2 million. At September 30, 2026, total shares outstanding were 19,830,872. The Company’s regulatory capital ratios continue to be strong and in excess of regulatory minimum requirements to be considered well-capitalized as defined by regulators and internal Company targets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

General.

For the three months ended September 30, 2026, the Company reported net income of $6.3 million, or $0.32 per diluted share, compared to net income of $3.2 million, or $0.16 per diluted share, for the three months ended September 30, 2025. Net interest income increased $1.9 million, or 10.5%, to $20.0 million, for the three months ended September 30, 2026, from $18.1 million for the three months ended September 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.3 million, or 4.2%, and a decrease in interest expense of $632,000, or 5.3%. Return on average assets and return on average equity were 0.91% and 10.05%, respectively, for the three months ended September 30, 2026, compared to 0.46% and 5.20%, respectively, for the three months ended September 30, 2025.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the three months ended September 30, 2026 and 2025, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing annualized interest income by the average balance of interest-earning assets and annualized interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Three Months Ended September 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,191,532	$28,615	5.18%	$2,112,394	$26,810	5.04%
Securities(2)	349,128	2,457	2.79	374,082	2,617	2.78
Other investments - at cost	12,746	124	3.86	14,993	166	4.39
Short-term investments(3)	28,249	225	3.16	52,380	560	4.24
Total interest-earning assets	2,581,655	31,421	4.83	2,553,849	30,153	4.68
Total non-interest-earning assets	156,102			157,127
Total assets	$2,737,757			$2,710,976

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$142,809	$259	0.72%	$161,171	$453	1.12%
Savings accounts	189,139	46	0.10	187,279	42	0.09
Money market accounts	737,509	3,965	2.13	703,084	3,784	2.14
Time deposit accounts	735,029	6,252	3.37	692,742	6,124	3.51
Total interest-bearing deposits	1,804,486	10,522	2.31	1,744,276	10,403	2.37
Short-term borrowings and long-term debt	53,271	787	5.86	121,389	1,538	5.03
Interest-bearing liabilities	1,857,757	11,309	2.42	1,865,665	11,941	2.54
Non-interest-bearing deposits	608,384			581,835
Other non-interest-bearing liabilities	22,905			22,014
Total non-interest-bearing liabilities	631,289			603,849

Total liabilities	2,489,046			2,469,514
Total equity	248,711			241,462
Total liabilities and equity	$2,737,757			$2,710,976
Less: Tax-equivalent adjustment(2)		(118)			(120)
Net interest and dividend income		$19,994			$18,092
Net interest rate spread(4)			2.40%			2.13%
Net interest rate spread, on a tax equivalent basis(5)			2.41%			2.14%
Net interest margin(6)			3.07%			2.81%
Net interest margin, on a tax equivalent basis(7)			3.09%			2.83%
Ratio of average interest-earning
assets to average interest-bearing liabilities			138.97%			136.89

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans(1)	$1,004	$801	$1,805
Securities(1)	(175)	15	(160)
Other investments - at cost	(25)	(17)	(42)
Short-term investments	(258)	(77)	(335)
Total interest-earning assets	546	722	1,268

Interest-bearing liabilities
Interest-bearing checking accounts	(52)	(142)	(194)
Savings accounts	—	4	4
Money market accounts	185	(4)	181
Time deposits	374	(246)	128
Short-term borrowings and long-term debt	(863)	112	(751)
Total interest-bearing liabilities	(356)	(276)	(632)
Change in net interest and dividend income(1)	$902	$998	$1,900

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

Net interest income increased $1.9 million, or 10.5%, to $20.0 million, for the three months ended September 30, 2026, from $18.1 million for the three months ended September 30, 2025. The increase in net interest income was due to an increase in interest and dividend income of $1.3 million, or 4.2%, and a decrease in interest expense of $632,000, or 5.3%.

The net interest margin increased 26 basis points from 2.81% for the three months ended September 30, 2025 to 3.07% for the three months ended September 30, 2026. The net interest margin, on a tax-equivalent basis (a non-GAAP financial measure), increased 26 basis points from 2.83%, for the three months ended September 30, 2025 to 3.09% for the three months ended September 30, 2026. The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, increased 14 basis points from 4.67% for the three months ended September 30, 2025 to 4.81%, for the three months ended September 30, 2026. The average loan yield, without the impact of tax-equivalent adjustments, increased 15 basis points from 5.01% for the three months ended September 30, 2025 to 5.16% for the three months ended September 30, 2026. During the three months ended September 30, 2026, average interest-earning assets increased $27.8 million, or 1.1% to $2.6 billion, primarily due to an increase in average loans of $79.1 million, or 3.7%, partially offset by a decrease in average securities of $25.0 million, or 6.7%, and a decrease in average short-term investments, consisting of cash and cash equivalents, of $24.1 million, or 46.1%. See “Explanation of Use of Non-GAAP Financial Measurements” for the related net interest margin calculation and a reconciliation of GAAP to non-GAAP financial measures.

The average cost of total funds, including non-interest-bearing accounts and borrowings, decreased 12 basis points from 1.94% for the three months ended September 30, 2025 to 1.82% for the three months ended September 30, 2026. The average cost of core deposits, which the Company defines as all deposits except time deposits, decreased three basis points from 1.04% for the three months ended September 30, 2025 to 1.01% for the three months ended September 30, 2026. The average cost of time deposits decreased 14 basis points from 3.51% for the three months ended September 30, 2025 to 3.37% for the three months ended September 30, 2026. The average cost of borrowings, including subordinated debt, increased 83 basis points from 5.03% for the three months ended September 30, 2025 to 5.86%, for the three months ended September 30, 2026. Average borrowings decreased $68.1 million, or 56.1%, from the three months ended September 30, 2025, to the three months ended September 30, 2026. Average demand deposits, an interest-free source of funds, increased $26.5 million, or 4.6%, from $581.8 million, or 25.0% of total average deposits, for the three months ended September 30, 2025, to $608.4 million, or 25.2% of total average deposits, for the three months ended September 30, 2026.

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

During the three months ended September 30, 2026, the Company recorded a reversal of credit losses of $971,000, compared to a provision for credit losses of $1.3 million, during the three months ended September 30, 2025. The decrease of $2.3 million in the provision for credit losses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was determined by a number of factors, including paydowns in the loan portfolio, changes in the loan portfolio mix, a decrease in unfunded commitments, and Management’s consideration of existing economic conditions, including a slight improvement in the quarterly economic outlook from the Federal Reserve Bank. Management continues to monitor macroeconomic variables related to increasing interest rates, tariffs, increased energy costs, inflation and concerns of an economic downturn, and believes it is appropriately reserved for the current economic environment.

The Company recorded net recoveries of $274,000, or 0.05% of average loans, on an annualized basis, for the three months ended September 30, 2026, as compared to net charge-offs of $43,000, or 0.01% of average loans, on an annualized basis, for the three months ended September 30, 2025.

Non-Interest Income.

Non-interest income increased $733,000, or 23.1%, to $3.9 million for the three months ended September 30, 2026, from $3.2 million for the three months ended September 30, 2025. During the three months ended September 30, 2026, the Company reported the sale of two buildings located at 219 and 229 Exchange Street, Chicopee, and recorded a gain of $712,000, as discussed above. During the three months ended September 30, 2026, service charges and fees on deposits increased $66,000, or 3.0%, and income from BOLI increased $34,000, or 7.1%, from $482,000 for the three months ended September 30, 2025 to $516,000 for the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company reported $117,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the three months ended September 30, 2026.

During the three months ended September 30, 2026, the Company reported an unrealized loss on marketable equity securities of $2,000, compared to an unrealized gain on marketable equity securities of $22,000, during the three months ended September 30, 2025. During the three months ended September 30, 2026, the Company reported a gain of $33,000 on non-marketable equity investments and did not have comparable income during the three months ended September 30, 2025. For the three months ended September 30, 2026, and the three months ended September 30, 2025, wealth management income totaled $382,000 and $353,000, respectively.

Non-Interest Expense.

For the three months ended September 30, 2026, non-interest expense increased $735,000, or 4.7%, to $16.5 million from $15.8 million for the three months ended September 30, 2025. Salaries and employee benefits expense increased $395,000, or 4.3%, to $9.6 million, due to annual merit increases, an increase in deferred compensation expense to reflect updated performance award estimates and an increase in health insurance benefits. Occupancy expense increased $83,000, or 6.7%, debit card processing and ATM network costs increased $81,000, or 12.8%, professional fees increased $80,000, or 17.4%, data processing expense increased $57,000, or 6.2%, advertising expense increased $19,000, or 4.4%, software-related expenses increased $18,000, or 2.8%, FDIC insurance expense increased $5,000, or 1.3%, other non-interest expense increased $17,000, or 1.2%, and furniture and equipment expense decreased $20,000, or 4.4%.

For the three months ended September 30, 2026, the efficiency ratio was 69.1%, compared to 74.2% for the three months ended September 30, 2025. The decrease in the efficiency ratio was driven by an increase in total revenues, defined as the sum of net interest income and non-interest income, of $2.6 million, or 12.4%, during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Income Taxes.

Income tax expense for the three months ended September 30, 2026 was $2.1 million, or an effective tax rate of 24.6%, compared to $1.0 million, or an effective tax rate of 24.5%, for the three months ended September 30, 2025. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2026.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND SEPTEMBER 30, 2025

General.

For the nine months ended September 30, 2026, the Company reported net income of $14.7 million, or $0.74 per diluted share, compared to $10.1 million, or $0.50 per diluted share, for the nine months ended September 30, 2025. Net interest income increased $6.9 million, or 13.4%, provision for credit losses decreased $159,000, non-interest income increased $1.4 million, or 14.9%, and non-interest expense increased $2.3 million, or 4.8%, during the same period. Return on average assets and return on average equity were 0.72% and 7.90% for the nine months ended September 30, 2026, respectively, compared to 0.50% and 5.64% for the nine months ended September 30, 2025, respectively.

Net Interest and Dividend Income.

The following tables set forth the information relating to our average balance and net interest income for the nine months ended September 30, 2026 and 2025, and reflect the average yield on interest-earning assets and average cost of interest-bearing liabilities for the periods indicated. Yields and costs are derived by dividing interest income by the average balance of interest-earning assets and interest expense by the average balance of interest-bearing liabilities for the periods shown. The interest rate spread is the difference between the total average yield on interest-earning assets and the cost of interest-bearing liabilities. Net interest margin represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. Average balances are derived from actual daily balances over the periods indicated. Interest income includes fees earned when the real estate loans are prepaid or refinanced. For analytical purposes, the interest earned on tax-exempt assets is adjusted to a tax-equivalent basis to recognize the income tax savings which facilitates comparison between taxable and tax-exempt assets.

	Nine Months Ended September 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
	Balance	Interest	Cost(8)	Balance	Interest	Cost(8)
	(Dollars in thousands)
ASSETS:
Interest-earning assets
Loans(1)(2)	$2,189,328	$84,258	5.15%	$2,089,208	$78,250	5.01%
Securities(2)	356,284	7,419	2.78	371,541	7,627	2.74
Other investments - at cost	14,156	427	4.03	14,959	526	4.70
Short-term investments(3)	26,384	622	3.15	62,260	2,041	4.38
Total interest-earning assets	2,586,152	92,726	4.79	2,537,968	88,444	4.66
Total non-interest-earning assets	154,215			156,704
Total assets	$2,740,367			$2,694,672

LIABILITIES AND EQUITY:
Interest-bearing liabilities
Interest-bearing checking accounts	$146,342	919	0.84	$155,894	1,127	0.97
Savings accounts	191,019	147	0.10	186,561	137	0.10
Money market accounts	731,553	11,634	2.13	698,302	11,352	2.17
Time deposit accounts	716,574	18,158	3.39	695,312	19,600	3.77
Total interest-bearing deposits	1,785,488	30,858	2.31	1,736,069	32,216	2.48
Short-term borrowings and long-term debt	88,169	3,367	5.11	122,076	4,598	5.04
Interest-bearing liabilities	1,873,657	34,225	2.44	1,858,145	36,814	2.65
Non-interest-bearing deposits	596,739			574,814
Other non-interest-bearing liabilities	21,575			23,216
Total non-interest-bearing liabilities	618,314			598,030

Total liabilities	2,491,971			2,456,175
Total equity	248,396			238,497
Total liabilities and equity	$2,740,367			$2,694,672
Less: Tax-equivalent adjustment(2)		(361)			(362)
Net interest and dividend income		$58,140			$51,268
Net interest rate spread(4)			2.33%			1.99%
Net interest rate spread, on a tax equivalent basis(5)			2.35%			2.01%
Net interest margin(6)			3.01%			2.70%
Net interest margin, on a tax equivalent basis(7)			3.02%			2.72%
Ratio of average interest-earning
assets to average interest-bearing liabilities			138.03%			136.59%

(1)	Loans, including nonaccrual loans, are net of deferred loan origination costs and unadvanced funds.
(2)	Loan and securities income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest and dividend income to agree to the amount reported on the consolidated statements of net income.
(3)	Short-term investments include federal funds sold.
(4)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5)	Net interest rate spread, on a tax-equivalent basis, represents the difference between the tax-equivalent weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities. See “Explanation of Use of Non-GAAP Financial Measurements.”
(6)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.
(7)	Net interest margin, on a tax-equivalent basis, represents tax-equivalent net interest and dividend income as a percentage of average interest-earning assets. See “Explanation of Use of Non-GAAP Financial Measurements.”
(8)	Annualized.

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

	Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
	Increase (Decrease) Due to
	Volume	Rate	Net
Interest-earning assets	(Dollars in thousands)
Loans(1)	$3,750	$2,258	$6,008
Securities(1)	(313)	105	(208)
Other investments - at cost	(28)	(71)	(99)
Short-term investments	(1,176)	(243)	(1,419)
Total interest-earning assets	2,233	2,049	4,282

Interest-bearing liabilities
Interest-bearing checking accounts	(69)	(139)	(208)
Savings accounts	3	7	10
Money market accounts	541	(259)	282
Time deposits	599	(2,041)	(1,442)
Short-term borrowings and long-term debt	(1,277)	46	(1,231)
Total interest-bearing liabilities	(203)	(2,386)	(2,589)
Change in net interest and dividend income	$2,436	$4,435	$6,871

(1)	Securities, loan income and change in net interest and dividend income are presented on a tax-equivalent basis using a tax rate of 21%. The tax-equivalent adjustment is deducted from tax-equivalent net interest income to agree to the amount reported in the consolidated statements of net income. See “Explanation of Use of Non-GAAP Financial Measurements.”

During the nine months ended September 30, 2026, net interest income increased $6.9 million, or 13.4%, to $58.1 million, compared to $51.3 million for the nine months ended September 30, 2025. The increase in net interest income was primarily due to an increase in interest and dividend income of $4.3 million, or 4.9%, and a decrease in interest expense of $2.6 million, or 7.0%.

For the nine months ended September 30, 2026, the net interest margin increased 31 basis points from 2.70% for the nine months ended September 30, 2025 to 3.01%. The net interest margin, on a tax-equivalent basis (a non-GAAP financial measure), was 2.72% for the nine months ended September 30, 2025, compared to 3.02% for the nine months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded $98,000 in prepayment penalties related to payoffs in the commercial portfolio, compared to $459,000 during the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and the nine months ended September 30, 2025, excluding the prepayment penalties, the net interest margin increased 32 basis points from 2.68%, to 3.00%, respectively. See “Explanation of Use of Non-GAAP Financial Measurements” for the related net interest margin calculation and a reconciliation of GAAP to non-GAAP financial measures.

The average yield on interest-earning assets, without the impact of tax-equivalent adjustments, was 4.78% for the nine months ended September 30, 2026, compared to 4.64% for the nine months ended September 30, 2025. The average loan yield, without the impact of tax-equivalent adjustments, was 5.12% for the nine months ended September 30, 2026, compared to 4.98% for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, average interest-earning assets increased $48.2 million, or 1.9%, to $2.6 billion, from the same period in 2025. The increase was primarily due to an increase in average loans of $100.1 million, or 4.8%, partially offset by a decrease in average short-term investments, consisting of cash and cash equivalents, of $35.9 million, or 57.6%, and a decrease in average securities of $15.3 million, or 4.1%.

The average cost of total funds, including non-interest-bearing accounts and borrowings, was 1.85% for the nine months ended September 30, 2026, compared to 2.02% for the nine months ended September 30, 2025. The average cost of core deposits, which the Company defines as all deposits except time deposits, decreased two basis points to 1.02% for the nine months ended September 30, 2026, from 1.04% for the nine months ended September 30, 2025. The average cost of time deposits decreased 38 basis points from 3.77% for the nine months ended September 30, 2025 to 3.39% for the nine months ended September 30, 2026. The average cost of borrowings, including subordinated debt, increased seven basis points from 5.04% for the nine months ended September 30, 2025 to 5.11% for the nine months ended September 30, 2026. Average demand deposits, an interest-free source of funds, increased $21.9 million, or 3.8%, from $574.8 million, or 24.9% of total average deposits, for the nine months ended September 30, 2025 to $596.7 million, or 25.0% of total average deposits, for the nine months ended September 30, 2026.

Provision for (Reversal of) Credit Losses.

During the nine months ended September 30, 2026, the Company recorded a provision for credit losses of $661,000, compared to a provision for credit losses of $820,000, during the nine months ended September 30, 2025. The decrease of $159,000, or 19.4%, in the provision for credit losses was primarily due to lower loan growth, as total loans increased by $11.1 million, or 0.5%, during the nine months ended September 30, 2026, compared to an increase of $60.8 million, or 2.9%, during the nine months ended September 30, 2025. The provision for credit losses for the nine months ended September 30, 2026 was determined by a number of factors, including paydowns in the loan portfolio, changes in the loan portfolio mix, a decrease in unfunded commitments, and Management’s consideration of existing economic conditions, including a slight improvement in the quarterly economic outlook from the Federal Reserve Bank. Management continues to monitor macroeconomic variables related to interest rates, tariffs, increased energy costs, inflation and concerns regarding an economic downturn, and believes it is appropriately reserved for the current economic environment.

Net charge-offs for the nine months ended September 30, 2026 were $1.6 million, or 0.10% of average loans, on an annualized basis, compared to net recoveries of $513,000, or 0.03% of average loans, on an annualized basis, for the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the increase in net charge-offs was due to the partial charge-off of $1.8 million on the participation loan discussed above. During the nine months ended September 30, 2025, the Company recorded a recovery of $624,000 on a previously charged-off commercial relationship.

Non-Interest Income.

For the nine months ended September 30, 2026, non-interest income increased $1.4 million, or 14.9%, from $9.3 million, during the nine months ended September 30, 2025 to $10.7 million. During the nine months ended September 30, 2026, the Company reported the sale of two buildings located at 219 and 229 Exchange Street, Chicopee, and recorded a gain of $712,000, as discussed above. During the nine months ended September 30, 2026, non-interest income also included the recognition of $450,000 in BOLI death benefits. Excluding the gain on the sale of premises and equipment and the BOLI death benefit, non-interest income increased $228,000, or 2.4%. For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, service charges and fees on deposits increased $361,000, or 5.6%, due to increased transaction volumes, wealth management income increased $254,000, or 28.0%, and income from BOLI increased $56,000, or 3.8%. During the nine months ended September 30, 2026, the Company reported a gain of $33,000 on non-marketable equity investments, compared to a gain of $243,000 during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, the Company reported unrealized gains on marketable equity securities of $32,000, compared to unrealized gains on marketable equity securities of $42,000 during the nine months ended September 30, 2025. Gains and losses from the investment portfolio vary from quarter to quarter based on market conditions, as well as the related yield curve and valuation changes. During the nine months ended September 30, 2025, the Company reported $212,000 in other income from loan-level swap fees on commercial loans and did not have comparable income during the nine months ended September 30, 2026.

Non-Interest Expense.

For the nine months ended September 30, 2026, non-interest expense increased $2.3 million, or 4.8%, to $48.9 million, compared to $46.6 million for the nine months ended September 30, 2025. The increase in non-interest expense was primarily due to an increase in salaries and employee benefits expense of $1.9 million, or 7.0%, due to annual merit increases, an increase in deferred compensation expense to reflect updated performance award estimates, and an increase in health insurance benefits. Occupancy expense increased $287,000, or 7.3%, due to an increase in snow removal costs of $111,000, or 75.9%, debit card and ATM processing fees increased $137,000, or 7.3%, software-related expenses increased $115,000, or 5.9%, advertising expense increased $46,000, or 3.5%, professional fees increased $42,000, or 2.6%, and data processing expense increased $24,000, or 0.9%. These increases were partially offset by a decrease in furniture and equipment expense of $161,000, or 11.3%, a decrease in FDIC insurance expense of $56,000, or 4.6%, and a decrease in other non-interest expense of $32,000, or 0.8%.

For the nine months ended September 30, 2026, the efficiency ratio was 71.0%, compared to 76.9% for the nine months ended September 30, 2025. The decrease in the efficiency ratio was driven by an increase in total revenues, defined as the sum of net interest income and non-interest income, of $8.3 million, or 13.6%, during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Income Taxes.

Income tax expense for the nine months ended September 30, 2026 was $4.7 million, representing an effective tax rate of 24.1%, compared to $3.1 million, representing an effective tax rate of 23.6%, for the nine months ended September 30, 2025. The increase is due to higher projected pre-tax income for the twelve months ended December 31, 2026.

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

	At September 30, 2026	At December 31, 2025
	(Dollars in thousands, except per share data)

Book Value per Share (GAAP)	$12.34	$12.16
Non-GAAP adjustments:
Goodwill	(0.63)	(0.61)
Core deposit intangible	(0.04)	(0.06)
Tangible Book Value per Share (non-GAAP)	$11.67	$11.49

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollars in thousands)

Loan income (no tax adjustment)	$28,497	$26,690	$83,897	$77,888
Tax-equivalent adjustment (1)	118	120	361	362
Loan income (tax-equivalent basis)	$28,615	$26,810	$84,258	$78,250

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(Dollars in thousands)

Net interest income (no tax adjustment)	$19,994	$18,092	$58,140	$51,268
Tax-equivalent adjustment(1)	118	120	361	362
Net interest income (tax-equivalent basis)	$20,112	$18,212	$58,501	$51,630

Net interest income (no tax adjustment)	$19,994	$18,092	$58,140	$51,268
Less:
Prepayment penalties	—	34	98	459
Adjusted net interest income (non-GAAP)	$19,994	$18,058	$58,042	$50,809

Average interest-earning assets	$2,581,655	$2,553,849	$2,586,152	$2,537,968
Net interest margin (no tax adjustment)	3.07%	2.81%	3.01%	2.70%
Net interest margin (tax-equivalent)	3.09%	2.83%	3.02%	2.72%
Net interest margin, excluding prepayment penalties (no tax adjustment) (non-GAAP)	3.07%	2.81%	3.00%	2.68%

Efficiency Ratio:
Non-interest Expense (GAAP)	$16,513	$15,778	$48,876	$46,618

Net Interest Income (GAAP)	$19,994	$18,092	$58,140	$51,268

Non-interest Income (GAAP)	$3,906	$3,173	$10,733	$9,343
Non-GAAP adjustments:
Unrealized loss (gain) on marketable equity securities	2	(22)	(32)	(42)
Gain on non-marketable equity investments	(33)	—	(33)	(243)
Gain on sale of premises and equipment	(712)		(712)
Gain on bank-owned life insurance death benefits	—	—	(450)	—
Non-interest Income for Adjusted Efficiency Ratio (non-GAAP)	$3,163	$3,151	$9,506	$9,058
Total Revenue for Adjusted Efficiency Ratio (non-GAAP)	$23,157	$21,243	$67,646	$60,326

Efficiency Ratio (GAAP)	69.09%	74.20%	70.97%	76.91%
Adjusted Efficiency Ratio (Non-interest Expense (GAAP)/Total Revenue for Adjusted Efficiency Ratio (non-GAAP))	71.31%	74.27%	72.25%	77.28%

(1)	The tax equivalent adjustment is based upon a 21% tax rate.

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

At September 30, 2026 and December 31, 2025, outstanding borrowings from the FHLB were $25.0 million and $83.0 million, respectively. At September 30, 2026, the Company had $615.6 million in available borrowing capacity with the FHLB, including the $9.5 million Ideal Way Line of Credit. The Company has the ability to increase its borrowing capacity with the FHLB by pledging additional investment securities or loans.

The Company has an available line of credit of $354.4 million with the FRB Discount Window at an interest rate determined and reset on a daily basis. Borrowings from the FRB Discount Window are secured by certain eligible loan collateral and securities from the Company’s investment portfolio not otherwise pledged. As of September 30, 2026 and December 31, 2025, there were no advances outstanding under either of these lines.

In addition, the Company has available lines of credit of $15.0 million and $10.0 million with two correspondent banks. Interest rates on these lines are determined and reset on a daily basis by each respective bank. At September 30, 2026 and December 31, 2025, the Company did not have an outstanding balance under either of these lines of credit. In addition, the Company may enter into reverse repurchase agreements with approved broker-dealers which would allow the Company to borrow money by pledging securities as collateral.

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

The Company’s primary activities are the origination of commercial real estate loans, commercial and industrial loans, and residential real estate loans, as well as the purchase of mortgage-backed and other investment securities. At September 30, 2026, the Company had approximately $177.0 million in loan commitments and letters of credit to borrowers and approximately $363.1 million in available home equity and other unadvanced lines of credit.

Deposit inflows and outflows are affected by the level of interest rates, the products and interest rates offered by competitors and by other factors. At September 30, 2026, time deposit accounts scheduled to mature within one year totaled $712.4 million, or 97.3% of total time deposits. Based on the Company’s deposit retention experience and current pricing strategy, we anticipate that a significant portion of these time deposits will remain on deposit. We monitor our liquidity position frequently and anticipate that it will have sufficient funds to meet our current funding commitments for the next 12 months and beyond.

Material Cash Commitments

The Company entered into a long-term contractual obligation with a vendor for use of its core provider and ancillary services beginning in 2016. Total remaining contractual obligations outstanding with this vendor as of September 30, 2026 were estimated to be $20.5 million, with $3.7 million expected to be paid within one year, and the remaining $16.8 million to be paid within the next four years. Further, the Company has operating leases for certain of its banking offices and ATMs. Our leases have remaining lease terms of less than one year to twelve years, some of which include options to extend the leases for additional five-year terms up to ten years. At September 30, 2026, undiscounted lease liabilities totaled $8.0 million. Principal payments expected to be made on our lease liabilities during the twelve months ended September 30, 2027 totaled $1.5 million. The remaining lease liability payments totaled $6.5 million and are expected to be made after September 30, 2027.

On April 20, 2021, the Company issued and sold $20.0 million in aggregate principal amount of its 4.875% Fixed-to-Floating Rate Notes to certain qualified institutional buyers in a private placement transaction. The Notes mature on May 1, 2031 (“Maturity Date”) and were designed to qualify as Tier 2 capital under the Federal Reserve’s capital adequacy regulations. At September 30, 2026, $19.8 million aggregate principal amount of the Notes was outstanding.

From the issuance date through April 30, 2026, the Notes bore interest at a fixed interest rate of 4.875% per annum. Beginning on May 1, 2026, the Notes bear interest at a floating rate equal to the 90-day average SOFR, plus 412 basis points, payable quarterly in arrears. The Company has the ability to call the Notes, in whole, or in part, at a redemption price equal to 100% of the principal amount at certain times on or after May 1, 2026, and at any time upon the occurrence of certain events, subject in each case to the approval of the Federal Reserve. As of September 30, 2026, the Company has not redeemed any portion of the Notes.

At September 30, 2026, the Company exceeded each of the applicable regulatory capital requirements to be considered “well-capitalized”. As of September 30, 2026, the Bank is considered “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would change our category.

Our actual capital ratios as of September 30, 2026 and December 31, 2025 are also presented in the following table.

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
September 30, 2026
Total Capital (to Risk Weighted Assets):
Consolidated	$290,574	14.04%	$165,532	8.00%	N/A	N/A
Bank	279,943	13.54	165,408	8.00	$206,759	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	254,785	12.31	124,149	6.00	N/A	N/A
Bank	260,010	12.58	124,056	6.00	165,408	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	254,785	12.31	93,112	4.50	N/A	N/A
Bank	260,010	12.58	93,042	4.50	134,394	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	254,785	9.27	109,981	4.00	N/A	N/A
Bank	260,010	9.47	109,853	4.00	137,316	5.00

	Actual		Minimum For Capital Adequacy Purpose		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2025
Total Capital (to Risk Weighted Assets):
Consolidated	$291,864	14.19%	$164,584	8.00%	N/A	N/A
Bank	276,990	13.48	164,435	8.00	$205,544	10.00%
Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	123,438	6.00	N/A	N/A
Bank	256,019	12.46	123,326	6.00	164,435	8.00
Common Equity Tier 1 Capital (to Risk Weighted Assets):
Consolidated	251,103	12.21	92,578	4.50	N/A	N/A
Bank	256,019	12.46	92,495	4.50	133,603	6.50
Tier 1 Leverage Ratio (to Adjusted Average Assets):
Consolidated	251,103	9.13	110,013	4.00	N/A	N/A
Bank	256,019	9.32	109,878	4.00	137,347	5.00

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following table sets forth information with respect to purchases made by us of our common stock during the three months ended September 30, 2026.

Period	Total Number of Shares Purchased	Average Price Paid per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)
July 1 - 31, 2026	—	—	—	491,465
August 1 – 31, 2026	114,054	13.81	114,054	377,411
September 1 - 30, 2026	100,946	13.89	100,946	276,465
Total	215,000	13.85	215,000	276,465

(1)	On April 22, 2025, the Board of Directors authorized a new stock repurchase plan (the “2025 Plan”), under which the Company is authorized to repurchase up to 1,000,000 shares of its common stock, or approximately 4.8% of the Company’s outstanding shares of common stock as of the date the 2025 Plan was adopted.

There were no sales by us of unregistered securities during the three months ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

ITEM 6.	EXHIBITS.

Exhibit Number	Exhibit Description
3.2	Restated Articles of Organization of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on October 26, 2016).
3.3	Amended and Restated Bylaws of Western New England Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Form 8-K filed with the Securities and Exchange Commission on February 2, 2017).
4.1	Form of Stock Certificate of Western New England Bancorp, Inc. (f/k/a Westfield Financial, Inc.) (incorporated by reference to Exhibit 4.1 of the Registration Statement No. 333-137024 on Form S-1 filed with the Securities and Exchange Commission on August 31, 2006).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**	Financial statements from the quarterly report on Form 10-Q of Western New England Bancorp, Inc. for the quarter ended September 30, 2026, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Net Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2026.

Western New England Bancorp, Inc.

By:	/s/ James C. Hagan
James C. Hagan
President and Chief Executive Officer

By:	/s/ Guida R. Sajdak
Guida R. Sajdak
Executive Vice President and Chief Financial Officer